Form 10-Q
period 2007-09-30
Spectra Energy Corp.
filed 2007-11-13
CIK 1373835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated file ☐                         Accelerated filer ☐                         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☐ No ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of November 1, 2007: 632,297,898

SPECTRA ENERGY CORP

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2007

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

•	the performance of natural gas transmission and storage, distribution, and gathering and processing facilities;

•	the extent of success in connecting natural gas supplies to gathering, processing and transmission systems and in connecting to expanding gas markets;

•	the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	conditions of the capital markets during the periods covered by the forward-looking statements;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SPECTRA ENERGY CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
Operating Revenues
Transportation and storage of natural gas	$539	$502		$1,571	$1,523
Distribution of natural gas	207	175		1,161	1,166
Other	213	192		613	646

Total operating revenues	959	869		3,345	3,335

Operating Expenses
Natural gas and petroleum products purchased	164	151		963	1,017
Operating, maintenance and other	281	290		808	869
Depreciation and amortization	136	124		386	369
Property and other taxes	50	54		139	153

Total operating expenses	631	619		2,296	2,408

Gains on Sales of Other Assets, net	5	2		6	31

Operating Income	333	252		1,055	958

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	175	167		394	480
Gain on sale of subsidiary stock	—	15		—	15
Other income and expenses, net	11	55		37	71

Total other income and expenses	186	237		431	566

Interest Expense	156	152		467	443
Minority Interest Expense	18	12		49	34

Earnings From Continuing Operations Before Income Taxes	345	325		970	1,047
Income Tax Expense From Continuing Operations	110	132		314	353

Income From Continuing Operations	235	193		656	694
Income From Discontinued Operations, net of tax	3	254		14	295

Income Before Extraordinary Item	238	447		670	989
Extraordinary Item, net of tax	(4)	—		(4)	—

Net Income	$234	$447		$666	$989

Common Stock Data
Weighted-average shares outstanding
Basic	632	n/a	(a)	632	n/a	(a)
Diluted	635	n/a		635	n/a
Earnings per share from continuing operations
Basic and Diluted	$0.37	n/a		$1.04	n/a
Earnings per share–total
Basic and Diluted	$0.37	n/a		$1.05	n/a
Dividends per share	$0.22	n/a		$0.66	n/a

(a)	not applicable

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2007	December 31, 2006

ASSETS

Current Assets
Cash and cash equivalents	$135	$299
Short-term investments	203	—
Receivables, net	696	779
Inventory	444	397
Other	117	150

Total current assets	1,595	1,625

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	1,734	1,618
Goodwill	3,977	3,507
Other	428	232

Total investments and other assets	6,139	5,357

Property, Plant and Equipment
Cost	17,749	15,639
Less accumulated depreciation and amortization	3,772	3,245

Net property, plant and equipment	13,977	12,394

Regulatory Assets and Deferred Debits	1,148	969

Total Assets	$22,859	$20,345

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CORP

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per-share amounts)

	September 30, 2007	December 31, 2006

LIABILITIES AND STOCKHOLDERS’ / MEMBER’S EQUITY

Current Liabilities
Accounts payable	$227	$246
Notes payable and commercial paper	368	349
Taxes accrued	60	214
Interest accrued	156	149
Current maturities of long-term debt	542	550
Other	643	850

Total current liabilities	1,996	2,358

Long-term Debt	8,593	7,726

Deferred Credits and Other Liabilities
Deferred income taxes	3,100	2,980
Other	1,671	1,077

Total deferred credits and other liabilities	4,771	4,057

Commitments and Contingencies

Minority Interests	790	565

Stockholders’ / Member’s Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par, one billion shares authorized, 632 million and one thousand shares outstanding at September 30, 2007 and December 31, 2006, respectively	1	—
Additional paid-in capital	4,616	—
Retained earnings	217	—
Member’s equity	—	4,598
Accumulated other comprehensive income	1,875	1,041

Total stockholders’ / member’s equity	6,709	5,639

Total Liabilities and Stockholders’ / Member’s Equity	$22,859	$20,345

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$666	$989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393	458
Gains on sales of investments in commercial and multi-family real estate	—	(201)
Gains on sales of equity investments and other assets	—	(311)
Impairment charges	—	20
Deferred income taxes	157	165
Minority interest	49	50
Equity in earnings of unconsolidated affiliates	(394)	(551)
Dividends received from unconsolidated affiliates	379	490
Contribution to company-sponsored pension plans	(20)	(35)
Other	(378)	(715)

Net cash provided by operating activities	852	359

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(779)	(684)
Investments in and loans to unconsolidated affiliates	(161)	(80)
Acquisitions, net of cash acquired	—	(89)
Purchases of available-for-sale securities	(1,181)	(8,740)
Proceeds from sales and maturities of available-for-sale securities	978	8,886
Net proceeds from the sales of equity investments and other assets	19	2,040
Proceeds from the sales of commercial and multi-family real estate	—	254
Settlement of net investment hedges and other investing derivatives	—	(134)
Other	7	(31)

Net cash provided by (used in) investing activities	(1,117)	1,422

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	720	1,430
Payments for the redemption of long-term debt	(487)	(705)
Increase (decrease) in notes payable and commercial paper	19	(85)
Distributions to minority interests	(36)	(268)
Contributions from minority interests	—	219
Proceeds from Spectra Energy Partners, LP	230	—
Proceeds from Spectra Energy Income Fund	—	104
Dividends paid	(418)	—
Advances to parent	—	(86)
Distributions to parent	—	(2,192)
Distribution of third party cash to parent	—	(113)
Other	11	(9)

Net cash provided by (used in) financing activities	39	(1,705)

Effect of exchange rate changes on cash	62	10

Net increase (decrease) in cash and cash equivalents	(164)	86
Cash and cash equivalents at beginning of period	299	491

Cash and cash equivalents at end of period	$135	$577

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ / MEMBER’S EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

					Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-in Capital	Retained Earnings	Member’s Equity	Foreign Currency Translation Adjustments	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	FAS 158 Adjustment	Other	Total
December 31, 2006	$—	$—	$—	$4,598	$1,156	$(6)	$—	$(109)	$—	$5,639
Net income	—	—	666	—	—	—	—	—	—	666
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	910	—	—	—	—	910
Reclassification of cash flow hedges into earnings	—	—	—	—	—	(2)	—	—	—	(2)
Conversion to Spectra Energy Corp	1	4,597	—	(4,598)	—	—	—	—	—	—
FIN 48 implementation	—	—	(26)	—	—	—	—	—	—	(26)
Transfer of net assets and liabilities from Duke Energy	—	8	—	—	—	—	—	(100)	—	(92)
Common stock dividends	—	—	(418)	—	—	—	—	—	—	(418)
FAS 158 implementation	—	—	(5)	—	—	—	—	26	—	21
Stock-based compensation	—	11	—	—	—	—	—	—	—	11

September 30, 2007	$1	$4,616	$217	$—	$2,066	$(8)	$—	$(183)	$—	$6,709

December 31, 2005	$—	$—	$—	$10,848	$783	$(86)	$(60)	$—	$19	$11,504
Net income	—	—	—	989	—	—	—	—	—	989
Other comprehensive income
Foreign currency translation adjustment	—	—	—	—	295	—	—	—	—	295
Reclassification of cash flow hedges into earnings	—	—	—	—	—	26	—	—	—	26
Unrealized losses on cash flow hedges	—	—	—	—	—	(1)	—	—	—	(1)
Transfer of taxes on net investment hedge and other hedges from parent	—	—	—	—	62	7	—	—	—	69
Transfer of Midwestern assets to affiliate	—	—	—	—	—	40	—	—	—	40
Other	—	—	—	—	—	—	—	—	5	5
Transfer of Midwestern assets to affiliate	—	—	—	(1,452)	—	—	—	—	—	(1,452)
Transfer of Bison to affiliate	—	—	—	(60)	—	—	—	—	—	(60)
Forgiveness of advances to parent	—	—	—	(571)	—	—	—	—	—	(571)
Distributions to parent, net	—	—	—	(553)	—	—	—	—	—	(553)
Distributions to parent associated with sale of Crescent	—	—	—	(1,602)	—	—	—	—	—	(1,602)
Other, net	—	—	—	(17)	—	—	—	—	—	(17)

September 30, 2006	$—	$—	$—	$7,582	$1,140	$(14)	$(60)	$—	$24	$8,672

See Notes to Consolidated Financial Statements

SPECTRA ENERGY CORP

Notes to Consolidated Financial Statements

(Unaudited)

1. General

Nature of Operations. Spectra Energy Corp, through its subsidiaries and equity affiliates (collectively, Spectra Energy), owns and operates a large and diversified portfolio of complementary natural gas-related energy assets and is one of North America’s leading natural gas infrastructure companies. Spectra Energy operates in three key areas of the natural gas industry: transmission and storage, distribution, and gathering and processing. Spectra Energy provides transportation and storage of natural gas to customers in various regions of the Eastern and Southeastern United States, the Maritime Provinces and the Pacific Northwest in the United States and Canada, and in the province of Ontario, Canada. Spectra Energy also provides natural gas sales and distribution services to retail customers in Ontario, and natural gas gathering and processing services to customers in Western Canada. In addition, Spectra Energy owns a 50% interest in DCP Midstream, LLC (DCP Midstream, formerly Duke Energy Field Services, LLC), one of the largest natural gas gatherers and processors in the United States.

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

Basis of Presentation. The accompanying consolidated financial statements include the accounts of Spectra Energy Corp, its majority-owned subsidiaries where Spectra Energy has control and those variable interest entities where Spectra Energy is the primary beneficiary. As a result of the spin-off of the natural gas businesses of Duke Energy to Duke Energy’s shareholders, Spectra Capital is treated as the predecessor entity to Spectra Energy for financial statement reporting purposes. Accordingly, the 2006 information presented herein for Spectra Energy is that of Spectra Capital. Additionally, in anticipation of the spin-off, and as further described in Note 4, Spectra Capital implemented an internal reorganization in December 2006 in which the operations and assets of Spectra Capital that were not associated with the natural gas businesses were contributed by Spectra Capital to Duke Energy or its subsidiaries. The 2006 results of operations of most of these transferred businesses are included in Income From Discontinued Operations, net of tax in the accompanying Consolidated Statements of Operations. Corporate service companies that were transferred to Duke Energy in December 2006 are reported within continuing operations since corporate services continue to be provided at Spectra Energy to support operations. Information presented for 2006 in the Consolidated Statements of Cash Flows does not include any reclassifications or adjustments to amounts historically reported for these transferred businesses.

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

Reclassifications. As a result of the spin-off and the related realignment of Spectra Energy’s business segments as discussed in Note 3, the components of Operating Revenues on the Consolidated Statements of Operations for the 2006 period have been reclassified to conform to the current reporting presentation. In addition, $112 million of balancing gas has been reclassified from Deferred Debits to Other Assets on the Consolidated Balance Sheet at December 31, 2006 to conform to the current reporting presentation.

2. Spectra Energy Partners Initial Public Offering

In July 2007, Spectra Energy completed its initial public offering (IPO) of Spectra Energy Partners, LP (Spectra Partners), a newly formed midstream energy master limited partnership. Spectra Energy contributed to Spectra Partners 100% of the ownership of East Tennessee Natural Gas, LLC, 50% of the ownership of Market Hub Partners, including Moss Bluff and Egan natural gas storage operations and a 24.5% interest in Gulfstream Natural Gas System, LLC. Spectra Partners issued 11.5 million common units to the public in the offering, representing 17% of Spectra Partners’ outstanding equity. Spectra Energy retained an 83% equity interest in Spectra Partners, including its common units, subordinated units and a 2% general partner interest and received total proceeds of approximately $345 million as a result of the transaction, including the debt issued as discussed below. Net cash of approximately $230 million was received by Spectra Partners upon closing of the IPO. Approximately $26 million of these proceeds was distributed to Spectra Energy, $194 million was used by Spectra Partners to purchase qualifying investment grade securities, and $10 million was retained by Spectra Partners to meet working capital requirements. Spectra Partners borrowed $194 million in term debt using the investment grade securities as collateral and borrowed an additional $125 million of revolving debt. Proceeds from these borrowings, totaling $319 million, were distributed to Spectra Energy.

In accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary,” recognition of a gain associated with such a sale is only appropriate if the class of securities sold by the subsidiary does not contain any preference over the subsidiary’s other classes of securities. Since the common units of Spectra Partners have preferential cash distribution rights as compared to the subordinated units, Spectra Energy has deferred recognition of the gain associated with the sale of Spectra Partners common units until the subordinated units owned by Spectra Energy are converted into common units with rights equivalent to the remaining unitholders. The deferred gain totaled approximately $60 million as of September 30, 2007 and is included in Other Deferred Credits and Other Liabilities in the Consolidated Balance Sheet.

3. Business Segments

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

U.S. Transmission provides transportation and storage of natural gas for customers in various regions of the Eastern and Southeastern United States and the Maritime Provinces in Canada. The natural gas transmission and storage operations in the U.S. are primarily subject to the Federal Energy Regulatory Commission’s (FERC’s) rules and regulations.

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

Transactions between reportable segments are accounted for on the same basis as transactions with unaffiliated third parties.

Business Segment Data (a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Earnings from Continuing Operations before Income Taxes
	(in millions)
Three Months Ended September 30, 2007
U.S. Transmission	$384	$2	$386	$230
Distribution	266	—	266	40
Western Canada Transmission & Processing	307	—	307	102
Field Services	—	—	—	140

Total reportable segments	957	2	959	512
Other	2	6	8	(15)
Eliminations	—	(8)	(8)	—
Interest expense	—	—	—	156
Interest income and other (b)	—	—	—	4

Total consolidated	$959	$—	$959	$345

Three Months Ended September 30, 2006
U.S. Transmission	$373	$(6)	$367	$179
Distribution	220	—	220	24
Western Canada Transmission & Processing	283	—	283	98
Field Services	—	—	—	158

Total reportable segments	876	(6)	870	459
Other	(7)	4	(3)	19
Eliminations	—	2	2	—
Interest expense	—	—	—	152
Interest income and other (b)	—	—	—	(1)

Total consolidated	$869	$—	$869	$325

Nine Months Ended September 30, 2007
U.S. Transmission	$1,129	$4	$1,133	$673
Distribution	1,330	—	1,330	238
Western Canada Transmission & Processing	880	—	880	224
Field Services	—	—	—	345

Total reportable segments	3,339	4	3,343	1,480
Other	6	17	23	(56)
Eliminations	—	(21)	(21)	—
Interest expense	—	—	—	467
Interest income and other (b)	—	—	—	13

Total consolidated	$3,345	$—	$3,345	$970

Nine Months Ended September 30, 2006
U.S. Transmission	$1,151	$(16)	$1,135	$644
Distribution	1,305	—	1,305	181
Western Canada Transmission & Processing	885	(2)	883	269
Field Services	—	—	—	450

Total reportable segments	3,341	(18)	3,323	1,544
Other	(6)	35	29	(65)
Eliminations	—	(17)	(17)	—
Interest expense	—	—	—	443
Interest income and other (b)	—	—	—	11

Total consolidated	$3,335	$—	$3,335	$1,047

(a)	Segment results exclude results of any discontinued operations.
(b)	Other includes foreign currency transaction gains and losses, and additional minority interest expense not allocated to the segment results.

Segment Assets

	September 30, 2007	December 31, 2006
	(in millions)
U.S. Transmission	$8,460	$7,611
Distribution	4,935	4,420
Western Canada Transmission & Processing	4,662	3,960
Field Services	1,153	1,231

Total reportable segments	19,210	17,222
Other (a)	3,944	3,299
Reclassifications (b)	(295)	(176)

Total consolidated	$22,859	$20,345

(a)	Primarily goodwill associated with the acquisitions of Westcoast Energy, Inc. in 2002.
(b)	Primarily the netting of cash pools at the consolidated level, where appropriate.

4. Discontinued Operations

In the third quarter of 2007, Spectra Energy recorded $3 million of income ($3 million, net of tax), classified as Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations, related to a settlement of a sales price contingency associated with the sale of the Fort Frances facility in 2005.

In the second quarter of 2007, Spectra Energy recorded $18 million of income ($11 million, net of tax), classified as Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations, related to a settlement of the Sonatrach/Sonatrading Amsterdam B.V. (Sonatrading) 2001 arbitration proceeding. See Note 16 for further discussion.

In anticipation of the spin-off from Duke Energy, Spectra Capital implemented an internal reorganization in December 2006 in which the operations and assets of Spectra Capital that were not associated with the natural gas businesses were contributed by Spectra Capital to Duke Energy or its subsidiaries. Operations transferred include International Energy, Spectra Capital’s effective 50% interest in Crescent and certain operations within Other, primarily Duke Energy Trading and Marketing, LLC, DukeNet Communications, LLC, Duke Energy Merchants, LLC and Spectra Capital’s 50% interest in Duke/Fluor Daniel. In April 2006, Spectra Capital transferred its ownership interest in Duke Energy North America’s (DENA’s) Midwestern generation assets to a Duke Energy subsidiary. In addition, in 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former DENA’s remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. Spectra Energy does not anticipate significant continuing involvement in any of the businesses transferred to Duke Energy or sold to third parties. Therefore, the results of operations for the three and nine months ended September 30, 2006 for these operations have been reflected as discontinued operations in the accompanying Consolidated Statements of Operations. No gain or loss was recognized on the transfer of operations to Duke Energy as the transfers were among entities under common control. Information presented for 2006 in the Consolidated Statements of Cash Flows does not include any reclassifications or adjustments to amounts historically reported for these transferred businesses.

The following table summarizes the results classified as Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

	Operating Revenues	Pre-tax Earnings (Loss)	Income Tax Expense (Benefit)	Income (Loss) From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended September 30, 2007
Other	$—	$3	$—	$3

Total consolidated	$—	$3	$—	$3

Three Months Ended September 30, 2006
Commercial Power	$—	$2	$(2)	$4
International Energy	238	52	18	34
Crescent	65	295	114	181
Other	56	18	(17)	35

Total consolidated	$359	$367	$113	$254

Nine Months Ended September 30, 2007
Other	$—	$21	$7	$14

Total consolidated	$—	$21	$7	$14

Nine Months Ended September 30, 2006
Commercial Power	$14	$(14)	$(3)	$(11)
International Energy	719	128	70	58
Crescent	221	498	192	306
Other	776	(170)	(112)	(58)

Total consolidated	$1,730	$442	$147	$295

The following significant transactions of Spectra Energy, the impacts of which are included in Income From Discontinued Operations, net of tax on the Consolidated Statements of Operations, occurred during the three and nine months ended September 30, 2006.

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

Dispositions. Transactions to sell or terminate certain of DENA’s contract portfolio, including transportation contracts, during the first quarter of 2006 resulted in pre-tax losses of approximately $160 million. Also during the first quarter of 2006, DENA paid cash consideration of $600 million to Barclays, the purchaser of substantially all of the remaining commodity, energy marketing and management contracts of DENA, and Barclays returned to Spectra Energy the net cash collateral of $540 million that had been posted by DENA. These net payments are reflected within Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows.

In May 2006, a transaction to sell former DENA’s fleet of power generation assets outside the Midwest to LS Power closed. Total proceeds from the sale were approximately $1.6 billion.

In September 2006, Spectra Energy closed an agreement to create a joint venture of Crescent (the Crescent JV). In conjunction with the formation of the Crescent JV, Crescent and the Crescent JV entered into a credit agreement with third party lenders under which Crescent borrowed approximately $1.23 billion, of which approximately $1.2 billion was immediately distributed to Spectra Energy. Immediately following the debt transaction, the other Crescent JV members collectively acquired a 49% membership interest in the Crescent JV from Spectra Energy for a purchase price of $415 million. In conjunction with this transaction, Spectra Energy recognized a pre-tax gain on the sale of approximately $250 million which is included in Income From Discontinued Operations on the Consolidated Statements of Operations for the three and nine months ended September 30, 2006. The proceeds from the sale were recorded on the Consolidated Statements of Cash Flows as follows: approximately $1.2 billion in long-term debt proceeds, net of issuance costs, were classified as Proceeds From the Issuance of Long-term Debt within Financing Activities, and approximately $380 million, which represented cash received from the other Crescent JV members, net of cash held by Crescent as of the transaction date, were classified as Net Proceeds From the Sales of Equity Investments and Other Assets within Investing Activities.

For the three months ended September 30, 2006, Crescent’s commercial and multi-family real estate sales resulted in $33 million of proceeds that are included in Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows, and $30 million of net pre-tax gains in Income From Discontinued Operations on the Consolidated Statements of Operations. For the nine months ended September 30, 2006, Crescent’s real estate sales resulted in $254 million of proceeds and $201 million of net pre-tax gains.

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

5. Dispositions

There were no significant sales of assets during the nine months ended September 30, 2007. During the three and nine months ended September 30, 2006, Spectra Energy recognized a gain of $15 million related to sales of securities of the Income Fund, a Canadian Income Trust. Proceeds from the sales, totaling $104 million, are included in Financing Activities in the Consolidated Statements of Cash Flows. For the nine months ended September 30, 2006, U.S. Transmission’s sale of certain Stone Mountain natural gas gathering system assets resulted in proceeds of $18 million, reflected in Net Proceeds from the Sales of Equity Investments and Other Assets in the Consolidated Statements of Cash Flows, and a pre-tax gain of $5 million which was recorded in Gains on Sales of Other Assets, net in the accompanying Consolidated Statements of Operations. Also in 2006, U.S. Transmission’s sale of certain stock received as consideration for the settlement of a customer’s transportation contracts resulted in proceeds of $24 million, reflected in Other Cash Flows from Operating Activities in the Consolidated Statements of Cash Flows, and a pre-tax gain of $24 million, of which $23 million was recorded in Gains on Sales of Other Assets, net in the Consolidated Statements of Operations. See Note 10 for further discussion.

6. Income Taxes

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

Spectra Energy recorded an increase of $18 million in the liability for uncertain tax benefits during the nine months ended September 30, 2007. Of this, $4 million increased the effective tax rate and the remainder was attributable to uncertain tax benefits associated with deferred tax liabilities and goodwill.

Prior to January 1, 2007, Spectra Energy was included in the consolidated federal income tax return and certain combined and unitary state tax returns of Duke Energy. In connection with the spin-off, Spectra Energy indemnified Duke Energy for Spectra Energy’s share of taxes on such returns. Accordingly, obligations of $28 million for uncertain federal and state income tax positions for periods in which Spectra Energy was included in a Duke Energy consolidated, combined or unitary filing have been recorded as guarantee obligations under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” within Other Deferred Credits on the Consolidated Balance Sheet as of September 30, 2007. Spectra Energy has no liability to Duke Energy for federal income tax liabilities prior to 1999 and for state income tax liabilities prior to 1997 as those tax years have been closed.

Spectra Energy also files numerous returns in Canada and in a number of states where it is directly liable to the tax jurisdictions for tax assessments. Spectra Energy is no longer open to Canadian tax issues prior to 2001 or for state income tax matters prior to 1997 as those tax years have been closed. The Canadian tax authorities commenced audits of certain Canadian income tax returns in the first quarter of 2005 for tax years ranging from 2002 through 2004. To date, there are no proposed adjustments that will have a material impact on Spectra Energy’s consolidated results of operations or financial position. Spectra Energy does not anticipate a change to the total amount of unrecognized tax benefits due to the settlement of audits or the expiration of statutes of limitations prior to September 30, 2008 that would be material to its consolidated financial position.

Spectra Energy recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations as interest expense and as other expense, respectively. In conjunction with the adoption of FIN 48, Spectra Energy accrued $13 million for the payment of cumulative interest and penalties at January 1, 2007. No material increases or decreases in cumulative interest and penalties were recorded in the nine months ended September 30, 2007.

The effective tax rate for income from continuing operations for the three months ended September 30, 2007 was 31.9% as compared to 40.6% for the same period in 2006. The higher effective tax rate for the prior period was primarily attributable to non-deductible costs associated with the spin-off of Spectra Energy from Duke Energy and an increase in a reserve for state income taxes.

The effective tax rate for the nine months ended September 30, 2007 was 32.4% as compared to 33.7% for the same period in 2006. The lower effective tax rate in the current period is primarily a result of an adjustment in the 2007 period for final 2006 tax returns in Canada.

7. Extraordinary Item, net of tax

On November 7, 2006, Union Gas received a decision from the OEB that effectively caused a portion of its storage operations to become unregulated. As of December 31, 2006, there were no material effects recorded in the consolidated financial statements associated with the deregulation of these operations. As a result of an additional and related August 2007 decision from the OEB, Spectra Energy recorded an extraordinary loss of $4 million, net of taxes of $2 million, in the third quarter of 2007 to further remove the effects of regulation from the Consolidated Balance Sheet.

8. Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity. Components of comprehensive income are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(in millions)
Net income	$234	$447	$666	$989

Other comprehensive income
Foreign currency translation adjustment	432	(16)	910	295
Reclassification of cash flow hedges into earnings (a)	(3)	7	(2)	26
Unrealized gain (loss) on cash flow hedges (b)	—	6	—	(1)
Transfer of taxes on net investment hedge and other hedges from parent	—	—	—	69
Transfer of Midwestern assets to affiliate (c)	—	—	—	40
Other (d)	—	(4)	—	5

Other comprehensive income (loss) net of tax	429	(7)	908	434

Total comprehensive income	$663	$440	$1,574	$1,423

(a)	Net of less than $1 million tax benefit for both the three and nine months ended September 30, 2007, and net of $4 million and $20 million tax expense for the three and nine months ended September 30, 2006, respectively.
(b)	Net of $3 million tax expense and $7 million tax benefit for the three and nine months ended September 30, 2006, respectively.
(c)	Net of $24 million tax expense for the nine months ended September 30, 2006.
(d)	Net of $1 million tax benefit and $3 million tax expense for the three and nine months ended September 30, 2006, respectively.

9. Earnings per Common Share

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

The following table presents Spectra Energy’s basic and diluted EPS calculations.

	Income	Weighted Average Shares	Earnings per Share
	(in millions, except per-share amounts)
Three Months Ended September 30, 2007

Basic earnings per share
Continuing operations	$235	632	$0.37
Discontinued operations	3	632	0.01
Extraordinary items	(4)	632	(0.01)

Total basic earnings per share	$234	632	$0.37

Diluted earnings per share
Continuing operations	$235	635	$0.37
Discontinued operations	3	635	0.01
Extraordinary items	(4)	635	(0.01)

Total diluted earnings per share	$234	635	$0.37

Nine Months Ended September 30, 2007

Basic earnings per share
Continuing operations	$656	632	$1.04
Discontinued operations	14	632	0.02
Extraordinary items	(4)	632	(0.01)

Total basic earnings per share	$666	632	$1.05

Diluted earnings per share
Continuing operations	$656	635	$1.04
Discontinued operations	14	635	0.02
Extraordinary items	(4)	635	(0.01)

Total diluted earnings per share	$666	635	$1.05

The weighted-average shares used to calculate diluted EPS includes the effect of certain options and restricted stock awards. Certain other options and stock awards related to approximately nine million shares for the three months ended September 30, 2007 and eight million shares for the nine months ended September 30, 2007 were not included in the calculation of diluted EPS because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

The weighted-average shares outstanding and EPS data for the corresponding 2006 periods are not presented since Spectra Capital, the predecessor entity of Spectra Energy for financial reporting purposes, was a wholly owned subsidiary of Duke Energy during 2006. As discussed in Note 1, approximately 631 million shares of Spectra Energy common stock were issued to Duke Energy shareholders on January 2, 2007 in connection with the spin-off.

10. Marketable Securities

In the third quarter of 2007, Spectra Energy invested a portion of the proceeds from Spectra Partners’ IPO in highly liquid financial instruments, such as variable rate debt securities that frequently have stated maturities of 20 years or more. As of September 30, 2007, $184 million of investment-grade securities were pledged as collateral against Spectra Partners’ term loan. Spectra Energy has classified the investments that are debt securities as available-for-sale under SFAS No. 115, “Accounting For Certain Investments in Debt and Equity Securities,” as management does not intend to hold them to maturity. The carrying value of these instruments approximates fair value. Purchases and sales of available-for-sale securities are presented on a gross basis within Cash Flows from Investing Activities in the accompanying Consolidated Statements of Cash Flows.

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

11. Inventory

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

	September 30, 2007	December 31, 2006
	(in millions)
Natural gas	$285	$290
Materials and supplies	109	90
Petroleum products	50	17

Total inventory	$444	$397

12. Investments in Unconsolidated Affiliates

Spectra Energy’s most significant investment in unconsolidated affiliates is the 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at the 100% ownership level.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(in millions)
Operating revenues	$3,115	$3,190	$9,214	$9,501
Operating income	322	349	804	1,009
Net income	281	318	690	908

In the third quarter of 2007, Spectra Energy and CenterPoint Energy Gas Transmission Company entered into a loan agreement with Southeast Supply Header LLC (SESH), an equity affiliate owned 50% by Spectra Energy, whereby each member agreed to loan funds to SESH, as needed and on a pro rata basis, in connection with the construction of SESH pipeline facilities. The loans bear interest based on LIBOR and are payable the earlier of December 31, 2009 or when SESH obtains permanent construction financing. The loan receivable from SESH totaled $51 million at September 30, 2007.

13. Goodwill

As a result of the change in reportable segments discussed in Note 3 resulting from the spin-off from Duke Energy, Spectra Energy has allocated the outstanding goodwill amounts between the new reportable segments as follows:

	September 30, 2007	December 31, 2006
	(in millions)
U.S. Transmission	$2,351	$2,098
Distribution	879	762
Western Canada Transmission & Processing	747	647

Total	$3,977	$3,507

Changes in goodwill since December 31, 2006 primarily related to foreign currency translation impacts on the goodwill arising from the 2002 acquisition of Westcoast Energy, Inc (Westcoast).

Spectra Energy has completed its annual goodwill impairment test as of August 31, 2007 and no impairments were identified. Spectra Energy primarily uses a discounted cash flow analysis to determine fair value for each reporting unit. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, Spectra Energy incorporates expected long-term growth rates, regulatory stability, the ability to renew contracts, commodity prices (where appropriate), and foreign currency exchange rates, as well as other factors that affect its revenue, expense and capital expenditure projections.

The long-term growth rates and projected cash flows of the gathering and processing activities in Western Canada are sensitive to assumptions around the prospects for natural gas exploration and drilling in the areas of British Columbia and Alberta that are in close proximity to Spectra Energy’s Western Canada assets (primarily in the western extent of the Western Canadian Sedimentary Basin). Although drilling has slowed in 2006 and 2007 in certain of these areas (primarily in northeastern British Columbia), management believes that low-to-moderate growth in Spectra Energy’s operations is reasonable over the long-term. If this growth and expansion does not materialize in periods after 2010, the BC Field Services reporting unit could experience a decline in overall unit value, which could impact the ability to support the goodwill allocated to this unit.

14. Debt and Credit Facilities

Credit Facilities Summary

				Outstanding as of September 30, 2007
	Expiration Date	Credit Facilities Capacity		Commercial Paper	Letters of Credit	Total
				(in millions)
Spectra Energy Capital, LLC	May 2012	$1,500	(a)	$368	$16	$384
Westcoast Energy, Inc.	June 2011	202	(b)	—	—	—
Union Gas Limited	July 2012	504	(c)	—	—	—

Total		$2,206		$368	$16	$384

(a)	Credit facility contains a covenant that requires the debt-to-total capitalization ratio to not exceed 65%.
(b)	Credit facility is denominated in Canadian dollars totaling 200 million Canadian dollars and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75%.
(c)	Credit facility is denominated in Canadian dollars totaling 500 million Canadian dollars and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75%. The facility also contains a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year.

Spectra Capital entered into a new $1.5 billion credit facility in May 2007 that replaced two existing facilities that totaled $950 million. In July 2007, Union Gas replaced the existing $400 million Canadian 364-day credit facility with a $500 million Canadian five-year credit facility. Also in July 2007, in conjunction with Spectra Partners’ IPO discussed further in Note 2, Spectra Partners entered into a five-year $500 million facility that includes both term and revolving borrowing capacity. Obligations under the revolving portion of its credit facility are unsecured and the term borrowings are secured by qualifying investment grade securities in an amount equal to or greater than the outstanding principal amount of the term loan.

Spectra Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated maturity and/or termination of the agreements. As of September 30, 2007, Spectra Energy believes it was in compliance with those covenants. In addition, some agreements may allow for acceleration of payments or termination of the agreements due to an event of default of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Certain debt agreements of Maritimes & Northeast Pipeline Limited Partnership and Maritimes & Northeast, Pipeline L.L.C. (both approximately 78% owned by Spectra Energy), of which $502 million of notes and $306 million of bank loans were outstanding at September 30, 2007, require that a deliverability report prepared by an Independent Reserve Engineer on the status of natural gas reserves be provided to the lender’s collateral agent and note trustee prior to November 27, 2007. The reserve analysis is currently underway. Should this report demonstrate a sufficient level of natural gas reserves to provide specified levels of forecasted throughput, no action will be required. If the report indicates an insufficient level of reserves, the loan agreements require that substantially all available cash flow from the Maritimes & Northeast operations, on a pro rata basis, be used to repay the bank loans and to escrow funds for the notes until sufficient cash balances have accumulated to retire the full amount of the notes. Management believes that resolution of this matter will not have a material adverse effect on liquidity.

15. Regulatory Matters

Union Gas. In November 2006, Union Gas received a decision from the OEB on the regulation of rates for gas storage services in Ontario. The OEB determined that it would not regulate the rates for storage services to customers outside Union Gas’ franchise area or the rates for new storage services to customers within its franchise area. Since the issuance of the decision, five parties who participated in the storage regulation proceeding have appealed various aspects of the decision to the OEB. The OEB heard submissions during a hearing held in March 2007 regarding whether those parties had met the threshold for an appeal review. In May 2007, the OEB determined that only two of the storage regulation issues were eligible for review. A final decision on the two issues was rendered by the OEB on July 30, 2007. No changes were made to the OEB’s original decision.

In June 2007, four parties petitioned the Lieutenant Governor in Council (LGIC) of Ontario to direct the OEB to review and change this decision. Submissions to the LGIC on these petitions from other parties, including Union Gas, were made at the end of July 2007. The four petitioning parties filed responses to those submissions in mid-August. The timing of a response from the LGIC, if any, cannot be determined. Union Gas continues to act in accordance with the OEB’s forbearance decision.

16. Commitments and Contingencies

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

Extended Environmental Activities, Accruals. Included in Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were accruals related to extended environmental-related activities totaling $22 million at September 30, 2007 and $21 million at December 31, 2006. These accruals represent Spectra Energy’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other environmental contingent liabilities. Management believes that completion or resolution of these matters will not have a material adverse effect on Spectra Energy’s consolidated results of operations, financial position or cash flows.

Litigation

In connection with the transfer of certain businesses from Spectra Energy to Duke Energy in December 2006 as described in Note 4, certain litigation matters that had previously involved Spectra Energy were transferred to Duke Energy. Spectra Energy does not have any future exposure or obligations related to such matters, and accordingly, such matters are not discussed below.

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

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan. Various causes of action are alleged, including violations of the Employee Retirement Income Security Act of 1974 (ERISA) and the Age Discrimination in Employment Act. These allegations arise out of the conversion of the Duke Power Company Employees’ Retirement Plan into the Duke Power Company Retirement Cash Balance Plan. The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. Duke Energy filed its answer in March 2006. A motion to certify a class action was filed by the plaintiffs and Duke Energy filed its response in opposition to this motion. This class certification motion is pending before the federal court along with other dispositive motions that have been recently filed by plaintiffs and Duke Energy. A second class action lawsuit was filed in federal court in South Carolina, alleging similar claims and seeking to represent the same class of defendants. The second case has been voluntarily dismissed, without prejudice. In connection with the spin-off from Duke Energy in January 2007, Spectra Energy has agreed to share any liabilities or damages associated with this matter with Duke Energy. It is not possible to predict with certainty whether Spectra Energy will incur any liability or to estimate the damages, if any, that might be incurred in connection with this matter.

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

Spectra Energy has exposure to certain legal matters that are described herein. Spectra Energy had recorded reserves of $100 million as of December 31, 2006 related to certain litigation matters that were resolved and paid in January 2007, and had no material reserves as of September 30, 2007. These reserves represent management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Legal costs related to the defense of loss contingencies are expensed as incurred.

Other Commitments and Contingencies

Spectra Energy Islander East Pipeline Company, LLC (Spectra Islander), a wholly owned subsidiary, is a 50% equity partner in the Islander East pipeline project, a proposed pipeline that would connect natural gas supplies to markets on Long Island, New York beginning in late 2008. This project has received FERC and other approvals but has been denied a Section 401 Water Quality Certificate by the State of Connecticut and is the subject of an appeal before the 2nd Circuit U.S. Court of Appeals. Oral arguments on the appeal were heard in April 2007. In August 2007, a Connecticut U.S. District Court determined that the Secretary of Commerce’s 2004 decision to override the state’s denial to issue a Coastal Zone Management Act approval was not supported by the record. Islander East and the U.S. Office of Solicitor General have filed appeals with the 2nd Circuit U.S. Court of Appeals to overturn the lower court’s decision and the 2nd Circuit has issued a procedural schedule requiring all briefing and arguments to be completed by February 2008. Management believes that there are sufficient factual and legal bases supporting Spectra Islander’s position that the State’s denial of certificate was improper and that the U.S. District Court’s decision was in error. Management expects to defer the project completion date to accommodate the resolution of the appeals. However, if the State’s position is ultimately upheld, Islander East may be unable to proceed with the project as it is currently configured. As of September 30, 2007, Islander East had incurred and capitalized cumulative development costs of approximately $67 million. Algonquin Gas Transmission, LLC (Algonquin), a wholly owned subsidiary, also has a companion project, the AGT Islander East Lease Project. As of September 30, 2007 Algonquin had incurred and capitalized cumulative development costs of approximately $20 million associated with the AGT Islander East Lease Project. Management expects the development and material costs incurred to date could be utilized by other capital projects of Spectra Energy or a deferred project of Spectra Islander.

See also Note 17 for a discussion of guarantees and indemnifications.

17. Guarantees and Indemnifications

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

Spectra Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. In connection with the spin-off of Spectra Energy to Duke Energy shareholders, certain guarantees that were previously issued by Spectra Energy were assigned to, or replaced by, Duke Energy in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified Spectra Energy against any losses incurred under these guarantee arrangements.

The maximum potential amount of future payments Spectra Energy could have been required to make under these performance guarantees of non-wholly owned entities and third-party entities as of September 30, 2007 was approximately $868 million, of which approximately $468 million has been indemnified by Duke Energy, as discussed above. Approximately $34 million of the total performance guarantees will expire between October 1, 2007 and December 31, 2009, with the remaining performance guarantees expiring after 2009 or having no contractual expiration. See also Note 6 for further discussion regarding income tax matters between Spectra Energy and Duke Energy.

Additionally, Spectra Energy has issued joint and several guarantees to some of the Duke/Fluor Daniel (D/FD) project owners, guaranteeing the performance of D/FD under its engineering, procurement and construction contracts and other contractual commitments. Substantially all of these guarantees have no contractual expiration and no stated maximum amount of future payments that Spectra Energy could be required to make. Fluor Enterprises Inc., as 50% owner in D/FD, has issued similar joint and several guarantees to the same D/FD project owners. In accordance with the D/FD partnership agreement, each of the partners is responsible for 50% of any payments to be made under those guarantees.

Westcoast, a wholly owned subsidiary, has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. These guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt, purchase contracts and leases. Certain guarantees that were previously issued by Westcoast for obligations of entities that remained a part of Duke Energy are considered guarantees of third-party performance; however, Duke Energy has indemnified Spectra Energy against any losses incurred under these guarantee arrangements.

The maximum potential amount of future payments Westcoast could have been required to make under these performance guarantees of non-wholly owned entities and third-party entities as of September 30, 2007 was $97 million, of which $30 million has been indemnified by Duke Energy, as discussed above. Of the total Westcoast amount, $20 million relates to guarantees associated with the debt at Maritimes & Northeast Limited Partnership, a non-wholly owned consolidated entity. Guarantees related to Westcoast expire after 2009 or have no contractual expiration.

Spectra Energy uses bank-issued stand-by letters of credit to secure the performance of non-wholly owned entities to a third party or customer. Under these arrangements, Spectra Energy has payment obligations to the issuing bank which are triggered by a draw by the third party or customer due to the failure of the non-wholly owned entity to perform according to the terms of its underlying contract. The maximum potential amount of future payments Spectra Energy could have been required to make under these letters of credit was $13 million as of September 30, 2007.

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

At September 30, 2007, the amounts recorded for the guarantees and indemnifications described above, including the indemnifications by Duke Energy to Spectra Energy, are not material, both individually and in the aggregate.

18. Stock-Based Compensation

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

Stock-based compensation expense follows, the components of which are further described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006 (a)	2007	2006 (a)
		(in millions)
Stock options	$3	$1	$6	$3
Stock appreciation rights (b)	(4)	—	(4)	1
Phantom stock	2	4	5	17
Performance awards	1	8	4	17
Other stock awards	—	—	—	1

Total	$2	$13	$11	$39

(a) Allocated from Duke Energy and includes amounts recognized in Income From Discontinued Operations, net of tax on the Consolidated Statements of Operations.
(b) Stock appreciation rights settled in cash must be marked to market with the increases/decreases resulting in a change to the measured compensation cost until exercise or expiration.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Stock Option Activity
Outstanding at December 31, 2006 (a)	13,466	$25	4.3	$75
Granted	2,179	26	9.4
Exercised	(584)	20
Forfeited or expired	(296)	32

Outstanding at September 30, 2007	14,765	25	5.1	39

Exercisable at September 30, 2007	12,614	25	4.3	39

(a)    Represents the Spectra Energy stock awards resulting from the spin-off conversion ratio, currently held by both Duke Energy and Spectra Energy employees, and reflects the related adjustments to the associated exercise prices.

In addition to the conversion of the Duke Energy stock options noted above, Spectra Energy granted 2,178,700 non-qualified stock options (fair value of approximately $16 million based on a Black-Scholes model valuation) during the nine months ended September 30, 2007. Under the terms of the LTIP, the exercise price of a non-qualified stock option shall not be less than 100% of the fair market value of Spectra Energy common stock on the date of grant, and the maximum option term is 10 years. The options issued in 2007 vest ratably over three years. Spectra Energy issues new shares upon exercising or vesting of share-based awards.

As of September 30, 2007, Spectra Energy expects to recognize $11 million of future compensation cost related to stock options over a weighted-average period of three years.

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

The following table summarizes information about outstanding stock-based performance awards:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2006 (a)	2,063	$23
Vested	(715)	22
Forfeited	(98)	22

Outstanding at September 30, 2007	1,250	23

(a)	Represents the Spectra Energy stock awards resulting from the spin-off conversion ratio, currently held by both Duke Energy and Spectra Energy employees.

The total fair value of the shares vested during the nine months ended September 30, 2007 was $16 million. As of September 30, 2007, Spectra Energy expects to recognize $4 million of future compensation cost related to performance awards over a weighted-average period of less than one year.

Phantom Stock Awards

Phantom stock awards outstanding as of the spin-off generally vest over periods from immediate to five years.

Stock-based phantom awards granted under the 2007 LTIP generally vest over three years. Spectra Energy awarded 365,800 phantom awards (fair value of approximately $9 million) to employees of Spectra Energy during the nine months ended September 30, 2007. The total fair value of the shares vested during the nine months ended September 30, 2007 was $13 million. As of September 30, 2007, Spectra Energy expects to recognize $11 million of future compensation cost related to phantom stock awards over a weighted-average period of three years.

The following table summarizes information about outstanding phantom stock awards:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2006 (a)	1,338	$27
Granted	366	26
Vested	(552)	24
Forfeited	(50)	25

Outstanding at September 30, 2007	1,102	27

(a)	Represents the Spectra Energy stock awards resulting from the spin-off conversion ratio, currently held by both Duke Energy and Spectra Energy employees.

Other Stock Awards

Other stock awards outstanding as of the spin-off of Spectra Energy generally vest over periods from three to five years.

The following table summarizes information about outstanding other stock awards:

	Shares	Weighted-Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2006 (a)	213	$27
Vested	(23)	23
Forfeited	(17)	27

Outstanding at September 30, 2007	173	28

(a)	Represents the Spectra Energy stock awards resulting from the spin-off conversion ratio, currently held by both Duke Energy and Spectra Energy employees.

The total fair value of the shares vested during the nine months ended September 30, 2007 was less than $1 million. As of September 30, 2007, Spectra Energy expects to recognize less than $1 million of future compensation cost related to other stock awards over a weighted-average period of one year.

19. Post-retirement Benefit Obligations

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

The following tables show the components of the net periodic pension costs for Spectra Energy’s U.S. and Canadian retirement plans for the three and nine months ended September 30, 2007, and the Canadian retirement plans for the three and nine months ended September 30, 2006. Spectra Energy’s net periodic pension benefit costs as allocated by Duke Energy for its U.S. plans was $4 million for the three months ended September 30, 2006 and $11 million for the nine months ended September 30, 2006.

Components of Net Periodic Pension Costs: Qualified Pension Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
U.S.
Service cost	$3	n/a	$8	n/a
Interest cost on projected benefit obligation	6	n/a	19	n/a
Expected return on plan assets	(10)	n/a	(28)	n/a
Amortization of loss	1	n/a	4	n/a
Amortization of prior service cost	1	n/a	1	n/a

Net periodic pension costs	$1	n/a	$4	n/a

Canada
Service cost	$4	$4	$11	$10
Interest cost on projected benefit obligation	9	7	26	23
Expected return on plan assets	(11)	(8)	(31)	(24)
Amortization of loss	1	2	5	7
Amortization of prior service cost	1	1	1	1

Net periodic pension costs	$4	$6	$12	$17

n/a indicates not applicable

Components of Net Periodic Pension Costs: Non-Qualified Pension Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
U.S.
Interest cost on projected benefit obligation	$—	n/a	$1	n/a

Net periodic pension costs	$—	n/a	$1	n/a

Canada
Service cost	$1	$1	$1	$1
Interest cost on projected benefit obligation	1	1	3	3
Amortization of loss	—	—	1	1

Net periodic pension costs	$2	$2	$5	$5

n/a indicates not applicable

In accordance with the separation agreement, liabilities associated with various executive retirement and savings plans totaling $52 million (including $18 million for the U.S. non-qualified pension plan) were transferred to Spectra Energy upon separation from Duke Energy.

Spectra Energy’s policy is to fund amounts for U.S. retirement plans on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Spectra Energy did not make contributions to its U.S. retirement plan in the nine months ended September 30, 2007 and does not anticipate making any contribution to the U.S. retirement plan for the remainder of 2007.

Spectra Energy’s policy is to fund its defined benefit (DB) retirement plans in Canada on an actuarial basis and in accordance with Canadian pension standards legislation in order to accumulate assets sufficient to meet benefit payments. Contributions to the defined contribution (DC) retirement plans are determined in accordance with the terms of the plans. Spectra Energy contributed $10 million and $31 million, respectively, to the Canadian DB plans during the three and nine-month periods ended September 30, 2007, and $11 million and $32 million, respectively, during the three and nine month periods ended September 30, 2006. Spectra Energy anticipates that it will make total contributions of approximately $42 million to the Canadian DB plans in 2007. Spectra Energy contributed $1 million to the Canadian DC plans during each of the three-month periods ended September 30, 2007 and 2006, and
$3 million during each of the nine-month periods ended September 30, 2007 and 2006. Spectra Energy anticipates that it will make total contributions of approximately $5 million to the Canadian DC plans in 2007.

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

The following table shows the components of the net periodic post-retirement benefit costs for Spectra Energy’s U.S. and Canadian other post-retirement benefit plans for the three and nine months ended September 30, 2007, and the net periodic post-retirement benefit costs for the Canadian plans for the three and nine months ended September 30, 2006. Spectra Energy’s net periodic post-retirement benefit costs as allocated by Duke Energy for its U.S. plans was $5 million and $15 million, respectively, for the three and nine months ended September 30, 2006.

Components of Net Periodic Post-Retirement Benefit Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in millions)
U.S.
Interest cost on accumulated post-retirement benefit obligation	$4	n/a	$12	n/a
Expected return on plan assets	(2)	n/a	(4)	n/a
Amortization of net transition liability	2	n/a	4	n/a
Amortization of prior service credit	—	n/a	(1)	n/a
Amortization of loss	—	n/a	2	n/a

Net periodic post-retirement benefit costs	$4	n/a	$13	n/a

Canada
Service cost benefit	$1	$1	$2	$3
Interest cost on accumulated post-retirement benefit obligation	2	2	4	5
Amortization of prior service credit	(1)	(1)	(1)	(1)
Amortization of loss	—	1	—	2

Net periodic post-retirement benefit costs	$2	$3	$5	$9

n/a indicates not applicable

20. Separation from Duke Energy

Spectra Energy and Duke Energy entered into various agreements associated with the separation of the natural gas businesses and related rights, obligations and assets from Duke Energy. As a result of the separation that was effective on January 2, 2007, Spectra Energy and Duke Energy are no longer considered to be related parties.

On January 2, 2007, Duke Energy transferred to Spectra Energy the assets and liabilities, including related tax impacts, associated with Spectra Energy’s employee benefits and captive insurance positions, as well as miscellaneous corporate assets and liabilities. The net impact of these non-cash transfers is reflected as an increase of $8 million to Additional Paid-in Capital and a decrease of $100 million to Accumulated Other Comprehensive Income in the Consolidated Statement of Stockholders’ Equity as of September 30, 2007. The following summarizes the impact on the Consolidated Balance Sheet in 2007 as a result of the transfers:

(in millions)	Increase (Decrease) to Equity
Receivables	$(9)
Other assets	182
Taxes accrued	(5)
Other current liabilities	(65)
Deferred income taxes	94
Other liabilities	(289)

Net equity decrease	$(92)

See also Notes 10 and 19 for further discussion of captive insurance and employee benefit plans.

Subsidiaries of Spectra Energy and Duke Energy continue to conduct business pursuant to ongoing contracts and arrangements in the normal course of those operations, primarily services for the transportation of natural gas. In addition, as a result of the separation from Duke Energy, Spectra Energy has newly staffed various corporate and other support functions, such as treasury, tax, cash management, payroll, accounts payable, information technology, human resources, and legal and compliance that are required for Spectra Energy to operate as a stand-alone public company. Primarily during the first year following the separation, it is expected that Duke Energy will provide certain transition services to Spectra Energy until Spectra Energy can create all of the necessary stand-alone functions. The Duke Energy corporate costs included in Spectra Energy’s historical financial statements are being replaced in 2007 by Spectra Energy’s independent operating costs, including the new corporate functions, and also includes transition service fees paid to Duke Energy pursuant to the transition service arrangements that are expected to occur primarily in 2007. Such transition fees totaled $1 million in the three months ended September 30, 2007 and $7 million in the nine months ended September 30, 2007.

21. New Accounting Pronouncements

The following new accounting pronouncements were adopted by Spectra Energy during the periods presented subsequent to September 30, 2006:

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

FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Spectra Energy has concluded there is a level of uncertainty with respect to the recognition in its financial statements. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Spectra Energy implemented FIN 48 effective January 1, 2007. As discussed further in Note 6, the implementation resulted in a cumulative effect decrease of $26 million to beginning Retained Earnings on the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. As a result of the implementation of FIN 48, Spectra Energy reflects interest expense related to taxes as Interest Expense in the Consolidated Statements of Operations. In addition, subsequent accounting for FIN 48 (after January 1, 2007) will involve an evaluation to determine if any changes have occurred that would impact the existing uncertain tax positions as well as determining whether any new tax positions are uncertain. Any impacts resulting from the evaluation of existing uncertain tax positions or from the recognition of new uncertain tax positions would impact Income Tax Expense and Interest Expense. Uncertain tax positions on consolidated or combined tax returns filed by Duke Energy which are now indemnified by Spectra Energy, were recorded as payables to Duke Energy.

FSP No. FAS 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1.” In October 2006, the FASB staff issued FSP No. FAS 123-5 to address whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP No. FAS 123(R)-1).” In August 2005, the FASB issued FSP FAS 123(R)-1 to defer indefinitely the effective date of paragraphs A230-A232 of SFAS No. 123(R), and thereby require entities to apply the recognition and measurement provisions of SFAS No. 123(R) throughout the life of an instrument, unless the instrument is modified when the holder is no longer an employee. The recognition and measurement of an instrument that is modified when the holder is no longer an employee should be determined by other applicable GAAP. FSP No. FAS 123(R)-5 addresses modifications of stock-based awards made in connection with an equity restructuring and clarifies that for instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if certain conditions are met. The guidance in this FSP was effective for Spectra Energy as of January 1, 2007. The adoption of FSP No. FAS 123(R)-5 did not have a material impact on consolidated results of operations, financial position or cash flows.

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

The following new accounting pronouncements have been issued, but have not yet been adopted by Spectra Energy as of September 30, 2007:

SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Spectra Energy’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Spectra Energy, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. The adoption of SFAS No. 157 is not expected to materially affect Spectra Energy’s consolidated results of operations or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial instruments at fair value. For Spectra Energy, SFAS No. 159 is effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. Spectra Energy cannot currently estimate the impact that SFAS No. 159 will have on its consolidated results of operations, financial position or cash flows and has not yet determined whether it will choose to measure items subject to SFAS No. 159 at fair value.

EITF 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” In June 2007, the FASB Emerging Issues Task Force (EITF) reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 will be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared after December 31, 2007. Spectra Energy is currently evaluating the impact of adopting EITF 06-11, but believes it will not have a material impact on its consolidated results of operations, financial position or cash flows.

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

In July 2007, Spectra Energy completed its IPO of Spectra Energy Partners, LP, a newly formed midstream energy master limited partnership, receiving total proceeds of approximately $345 million as a result of the transaction, including a related debt issuance. See Note 2 of Notes to Consolidated Financial Statements for further discussion.

For the three months ended September 30, 2007 and 2006, Spectra Energy reported income from continuing operations of $235 million and $193 million, respectively. For the nine months ended September 30, 2007 and 2006, Spectra Energy reported income from continuing operations of $656 million and $694 million, respectively. The increase in income from continuing operations for the three month period was primarily due to higher earnings at U.S. Transmission, Distribution and Western Canada Transmission & Processing operations and a higher effective tax rate in 2006.

The highlights for the three and nine months ended September 30, 2007 include:

•

U.S. Transmission’s earnings increased primarily as a result of strong revenues in all pipeline and storage businesses, due primarily to high demand for services and increased revenues from in-service expansion projects, and higher equity earnings from joint ventures attributable to the capitalization of previously expensed project development costs, partially offset by the gain on settlement of a customer’s transportation contracts in the first quarter of 2006;

•	Distribution results benefited from higher storage and transmission revenues and increased distribution margin, partially offset by higher operating and maintenance costs;

•

Western Canada Transmission & Processing had increased earnings in the quarter primarily due to lower operating costs resulting from a plant maintenance turnaround at the Fort Nelson plant in the third quarter of 2006, the timing of costs related to pipeline integrity work and the strengthening Canadian dollar, mostly offset by a $15 million gain in the 2006 third quarter relating to the Income Fund’s issuance of units for the purchase of Westcoast Gas Services Inc. The year to date earnings declined as a result of lower processing volumes and plant maintenance turnaround costs in 2007;

•

Field Services experienced lower earnings as a result of lower margins in gathering, processing and gas marketing due to processing elections by producers, 2006 gas marketing derivatives gains that did not repeat in 2007, and plant outages for planned maintenance, as well as higher operating costs due to asset integrity spending, continued industry price pressures and higher interest expense, partially offset by higher commodity prices;

•

Results for Other decreased primarily due to 2006 mark-to-market gains on the discontinued hedge contracts associated with Field Services equity earnings and management fees earned from a Duke Energy affiliate in the 2006 period;

•

Income From Discontinued Operations in the 2006 period was primarily composed of a gain on sale of the 50% ownership interest in Crescent in the third quarter and net earnings from businesses transferred to Duke Energy prior to the spin-off.

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
			(in millions)
Results of Operations and Variances
Operating revenues	$959	$869	$90	$3,345	$3,335	$10
Operating expenses	631	619	12	2,296	2,408	(112)
Gains on sales of other assets, net	5	2	3	6	31	(25)

Operating income	333	252	81	1,055	958	97
Other income and expenses, net	186	237	(51)	431	566	(135)
Interest expense	156	152	4	467	443	24
Minority interest expense	18	12	6	49	34	15

Earnings from continuing operations before income taxes	345	325	20	970	1,047	(77)
Income tax expense from continuing operations	110	132	(22)	314	353	(39)

Income from continuing operations	235	193	42	656	694	(38)
Income from discontinued operations, net of tax	3	254	(251)	14	295	(281)

Income before extraordinary item	238	447	(209)	670	989	(319)
Extraordinary item, net of tax	(4)	—	(4)	(4)	—	(4)

Net income	$234	$447	$(213)	$666	$989	$(323)

Operating Revenues

Three Months Ended September 30, 2007 as Compared to September 30, 2006. Operating revenues for the three months ended September 30, 2007 increased $90 million compared to the same period in 2006. This change was driven primarily by:

•

a $46 million increase at Distribution from higher gas usage primarily as a result of higher industrial market activity, increased distribution and long-term storage revenues, and Canadian dollar exchange impacts,

•

a $24 million increase at Western Canada Transmission & Processing primarily resulting from Canadian dollar exchange impacts and higher NGL prices, partially offset by lower sales volumes from the Empress facility, and

•

a $19 million increase at U.S. Transmission primarily as a result of strong revenues in pipeline and storage businesses, attributable to high demand for services and increase from in-service expansion project revenues.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Operating revenues for the nine months ended September 30, 2007 increased $10 million compared to the same period in 2006. This change was driven primarily by:

•

a $25 million increase at Distribution from higher gas usage primarily due to weather that was colder than the same period in 2006, higher distribution and long-term storage revenues, and Canadian dollar exchange impacts, partially offset by lower natural gas prices passed through to customers, partially offset by

•

a $6 million decrease at Other driven by the reduced portfolio size of Spectra Energy’s captive insurance entities in 2007 as compared to the underwriting portfolio of the former Duke Energy captive insurance entity.

Operating Expenses

Three Months Ended September 30, 2007 as Compared to September 30, 2006. Operating expenses for the three months ended September 30, 2007 increased $12 million, or 2%, compared to the same period in 2006. This change was driven primarily by:

•	a $35 million increase at Distribution resulting from increased customer gas usage due to higher industrial market activity and Canadian dollar exchange impacts, partially offset by

•	a $9 million decrease at U.S. Transmission primarily as a result of lower ad valorem taxes and a decrease in project development costs expensed when comparing the periods.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Operating expenses for the nine months ended September 30, 2007 decreased $112 million, or 5%, compared to the same period in 2006. This change was driven primarily by:

•

a $40 million decrease at U.S. Transmission due to the capitalization of Northeast expansion project costs that were previously expensed, lower costs associated with lower plant processing fees, and lower ad valorem taxes, partially offset by higher labor and outside services cost for pipeline and storage operations,

•

a $52 million decrease at Other due to the reduced level of corporate services as compared to the level previously required to support operations that were transferred to Duke Energy in December 2006, a tax contingency resolution in the 2007 period, and lower captive insurance costs, and

•

a $27 million decrease at Distribution resulting from the lower gas prices passed through to customers, partially offset by increased customer gas usage primarily due to colder winter weather, partially offset by

•	a $17 million increase at Western Canada Transmission & Processing primarily due to higher plant maintenance turnaround costs in 2007 and the Canadian dollar exchange impacts.

Gains on Sales of Other Assets, net

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Gains on sales of other assets, net for the nine months ended September 30, 2007 decreased $25 million compared to the same period in 2006. The 2006 period included a $23 million gain on sale of stock associated with the settlement of a customer’s transportation contracts.

Operating Income

Three Months Ended September 30, 2007 as Compared to September 30, 2006. Operating income for the three months ended September 30, 2007 increased $81 million, or 32%, compared to the same period in 2006. Increased operating income was primarily driven by a $27 million increase at U.S. Transmission due to higher demand for pipeline and storage services and increase in earnings from expansion projects placed into service, a $21 million increase at Western Canada Transmission & Processing primarily due to lower operating and maintenance costs and Canadian dollar exchange impacts, a $16 million increase at Distribution driven by increased distribution margins and long-term storage revenues and a $9 million increase at Other as a result of lower captive insurance costs.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Operating income for the nine months ended September 30, 2007 increased $97 million, or 10%, compared to the same period in 2006. Increased operating income was primarily driven by a $57 million increase at Distribution mainly as a result of the colder weather compared to the 2006 period and higher storage revenues, a $44 million increase at Other resulting from lower corporate and captive insurance costs, a $10 million increase at U.S. Transmission primarily due to lower project development costs, partially offset by the 2006 gain on the settlement of a customer’s transportation contracts, and a $20 million decrease at Western Canada Transmission & Processing primarily due to lower activity in the Fort Nelson area of northeastern British Columbia and the higher plant maintenance turnaround costs in 2007.

Other Income and Expenses, net

Three and Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Other income and expenses, net for the three and nine months ended September 30, 2007 decreased $51 million and $135 million, respectively, compared to the same period in 2006 representing lower equity earnings from the Field Services segment, management fees billed to certain Duke Energy operations in 2006 at Other, and the 2006 gain related to the Income Fund’s issuance of units for the purchase of Westcoast Gas Services Inc. at Western Canada, partially offset by higher equity earnings on joint ventures from capitalization of previously expensed project development costs at U.S Transmission.

Interest Expense

Three and Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Interest expense for the three and nine months ended September 30, 2007 increased $4 million and $24 million, respectively, compared to the same period in 2006 primarily due to interest costs capitalized in the prior year period related to capital projects of businesses that were transferred to Duke Energy.

Minority Interest Expense

Three Months Ended September 30, 2007 as Compared to September 30, 2006. Minority interest expense for the three months ended September 30, 2007 increased $6 million compared to the same period in 2006 as a result of higher earnings on Maritimes and Northeast pipeline and the formation in the third quarter of 2007 of Spectra Partners.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Minority interest expense for the nine months ended September 30, 2007 increased $15 million, compared to the same period in 2006 as a result of higher earnings on Maritimes and Northeast pipeline and the formation in the third quarter of 2007 of Spectra Partners, partially offset by a decrease in the ownership of the operations of the Income Fund in the third quarter of 2006.

Income Tax Expense from Continuing Operations

Three Months Ended September 30, 2007 as Compared to September 30, 2006. Income tax expense from continuing operations for the three months ended September 30, 2007 decreased $22 million, compared to the same period in 2006, primarily from a lower effective tax rate for the third quarter 2007 of 31.9% compared to 40.6% for the same period in 2006. The higher tax rate in the prior period was primarily attributable to non-deductible costs associated with the spin-off of Spectra Energy from Duke Energy and an increase in a reserve for state income taxes.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Income tax expense from continuing operations for the nine months ended September 30, 2007 decreased $39 million, compared to the same period in 2006, primarily from lower earnings from continuing operations. The effective tax rate was 32.4% for the nine-month period ended September 30, 2007 as compared to 33.7% for the same period in 2006. The lower effective tax rate in the current period is primarily a result of an adjustment in the 2007 period for final 2006 tax returns in Canada.

Income From Discontinued Operations, net of tax

Three and Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Income from discontinued operations, net of tax decreased $251 million and $281 million, respectively, when comparing the three and nine-month periods. Income in the 2006 period was primarily composed of a gain on sale of the 50% ownership interest in Crescent in the third quarter and net earnings from businesses transferred to Duke Energy prior to the spin-off. 2007 results include the Sonatrach settlement in the second quarter.

Extraordinary Item, net of tax

Three and Nine Months Ended September 30, 2007 as Compared to September 30, 2006. Spectra Energy reported an extraordinary loss for the three and nine months ended September 30, 2007 of $4 million, net of tax. On November 7, 2006, Union Gas received a decision from the OEB that effectively caused a portion of its storage operations to become unregulated. As of December 31, 2006, there were no material effects recorded in the consolidated financial statements associated with the deregulation of these operations. As a result of an additional and related August 2007 decision from the OEB, Spectra Energy recorded an extraordinary loss to further remove the effects of regulation from the consolidated balance sheet.

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

As discussed in Note 3 of Notes to Consolidated Financial Statements, Spectra Energy adopted a new business segment structure in the first quarter of 2007 and, therefore, the 2006 periods presented have been revised to conform to this structure.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
			(in millions)
EBIT by Business Segment
U.S. Transmission	$230	$179	$51	$673	$644	$29
Distribution	40	24	16	238	181	57
Western Canada Transmission & Processing	102	98	4	224	269	(45)
Field Services	140	158	(18)	345	450	(105)

Total reportable segment EBIT	512	459	53	1,480	1,544	(64)
Other	(15)	19	(34)	(56)	(65)	9

Total reportable segment and other EBIT	497	478	19	1,424	1,479	(55)
Interest expense	156	152	4	467	443	24
Interest income and other (a)	4	(1)	5	13	11	2

Consolidated earnings from continuing operations before income taxes	$345	$325	$20	$970	$1,047	$(77)

(a)	Other includes foreign currency transaction gains and losses, additional minority interest expense not allocated to the segment results and intersegment eliminations.

Minority interest expense as presented in the following segment-level discussions includes only minority interest expense related to EBIT of non-wholly owned entities. It does not include minority interest expense related to interest and taxes of those operations. The amounts discussed below include intercompany transactions that are eliminated in the consolidated financial statements.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in millions, except where noted)
U.S. Transmission
Operating revenues	$386	$367	$19	$1,133	$1,135	$(2)
Operating expenses
Operating, maintenance and other	126	141	(15)	328	378	(50)
Depreciation and amortization	57	51	6	162	152	10
Gains on sales of other assets, net	—	1	(1)	1	29	(28)

Operating income	203	176	27	644	634	10
Other income and expenses, net	41	10	31	63	32	31
Minority interest expense	14	7	7	34	22	12

EBIT	$230	$179	$51	$673	$644	$29

Proportional throughput, Tbtu (a)	531	461	70	1,641	1,435	206

(a)	Trillion British thermal units. Revenues are not significantly impacted by pipeline throughput fluctuations since revenues are primarily composed of demand charges.

Three Months Ended September 30, 2007 as Compared to September 30, 2006

Operating Revenues. The $19 million increase included the following activity:

•	an $11 million increase from higher demand for pipeline and storage services, primarily attributable to higher volumes and rates on Maritimes and Northeast pipeline,

•	a $5 million increase from expansion projects placed into service, and

•	a $3 million increase in processing revenues associated with the pipeline operations, primarily from higher prices.

Operating, Maintenance and Other. The $15 million decrease included the following activity:

•	an $8 million decrease in ad valorem taxes primarily as a result of favorable valuations, and

•	a $4 million decrease in project development costs expensed when comparing the periods.

Depreciation and Amortization. The $6 million increase was primarily driven by expansion projects.

Other Income and Expenses, net. The increase was a result of higher equity earnings from unconsolidated affiliates primarily driven by the capitalization of previously expensed development costs for the SESH and Gulfstream Phase IV projects as a result of progress in the third quarter 2007, including favorable FERC orders.

Minority Interest Expense. The $7 million increase was driven primarily by higher earnings on Maritimes & Northeast pipeline and earnings from Spectra Partners formed on July 2, 2007.

EBIT. The $51 million increase was primarily due to strong revenues in all pipeline and storage businesses attributable to high demand for services, increased revenues from in-service expansion projects, and the capitalization of previously expensed development costs.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006

Operating Revenues. The $2 million decrease was driven primarily by:

•

a $28 million decrease in processing revenues associated with pipeline operations, primarily from lower volumes as compared to the prior year period when the utilization of the U.S. Transmission facilities was higher than normal due to hurricane impacts in 2006, mostly offset by

•	a $14 million increase from expansion projects placed in service, and

•	a $12 million increase from higher demand for pipeline and storage services, primarily attributable to higher volumes and rates on Maritimes and Northeast pipeline.

Operating, Maintenance and Other. The $50 million decrease was driven primarily by:

•	a $30 million decrease in project development costs charged to operations primarily as a result of the increased capitalization of Northeast expansion project costs in the 2007 period,

•

a $27 million decrease due to lower operating costs primarily associated with lower plant processing fees ($12 million) and higher recoveries of pipeline compressor fuel by the East Tennessee pipeline ($10 million), and

•	a $9 million decrease in ad valorem taxes primarily as a result of favorable valuations, partially offset by

•	a $20 million increase from higher labor and outside services costs for pipeline and storage operations.

Depreciation and Amortization. The $10 million increase was primarily driven by expansion projects.

Gains on Sales of Other Assets, net. The $28 million decrease was primarily due to a $23 million gain on the settlement of a customer’s transportation contracts in 2006. As discussed further in Note 10 of Notes to Consolidated Financial Statements, an additional $1 million gain related to this matter was recognized in Other Income and Expenses, net.

Other Income and Expenses, net. The increase was a result of higher equity earnings from unconsolidated affiliates primarily attributable to the capitalization of previously expensed development costs, for the SESH and Gulfstream Phase IV projects as a result of progress in the third quarter 2007, including favorable FERC orders.

Minority Interest Expense. The $12 million increase was driven primarily by higher earnings on Maritimes & Northeast pipeline and earnings from Spectra Partners.

EBIT. The $29 million increase was primarily due to strong revenues in all pipeline and storage businesses attributable to high demand for services, increased revenues from in-service expansion projects, and the capitalization of previously expensed development costs, partially offset by the gain on the settlement of a customer’s transportation contracts in 2006 and lower gas processing margins.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in millions, except where noted)
Distribution
Operating revenues	$266	$220	$46	$1,330	$1,305	$25
Operating expenses
Natural gas purchased	98	85	13	726	778	(52)
Operating, maintenance and other	91	75	16	252	238	14
Depreciation and amortization	42	36	6	119	108	11
Gains on sales of other assets, net	5	—	5	5	—	5

EBIT	$40	$24	$16	$238	$181	$57

Number of customers				1,280	1,259	21
Heating degree days (Fahrenheit)	258	313	(55)	4,893	4,462	431
Pipeline throughput, Tbtu	137	133	4	590	537	53

Three Months Ended September 30, 2007 as Compared to September 30, 2006

Operating Revenues. The $46 million increase was primarily driven by:

•	an $18 million increase caused by Canadian dollar exchange impacts as a result of the strengthening Canadian dollar,

•	a $13 million increase in customer usage of natural gas primarily associated with higher industrial market activity,

•	a $9 million increase in storage and transmission revenues primarily due to favorable market conditions and growth of the transmission system, and

•	a $6 million increase due to higher distribution rates, partially offset by

•	a $5 million decrease from lower natural gas prices passed through to customers without a mark-up.

Natural Gas Purchased. The $13 million increase was primarily driven by:

•	a $10 million increase in customer usage of natural gas primarily associated with higher industrial market activity, and

•	a $7 million increase caused by Canadian dollar exchange impacts, partially offset by

•	a $5 million decrease related to lower natural gas prices passed through to customers.

Operating, Maintenance & Other. The $16 million increase was primarily driven by:

•	a $7 million increase caused by Canadian dollar exchange impacts,

•	a $3 million increase as a result of positive adjustments in the 2006 period associated with bad debt expense, and

•	a $2 million increase in costs related to conservation efforts which are recovered in rates.

Depreciation and Amortization. The $6 million increase was primarily driven by a higher asset base resulting primarily from completion of Phase I of the Dawn-Trafalgar expansion.

Gain on Sales of Other Assets, net. The $5 million increase was driven by a sale of land.

EBIT. The increase of $16 million was primarily driven by a higher gas distribution margin associated with increased distribution rates and storage and transmission revenue growth as compared to the third quarter of 2006.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006

Operating Revenues. The $25 million increase was primarily driven by:

•	a $139 million increase in customer usage of natural gas primarily associated with winter weather that was approximately 10% colder than the previous year,

•	a $22 million increase in storage and transmission revenues primarily due to favorable market conditions and growth of the transmission system,

•	a $14 million increase due to higher distribution rates, and

•	a $14 million increase caused by Canadian dollar exchange impacts, partially offset by

•	a $167 million decrease from lower natural gas prices passed through to customers without a mark-up.

Natural Gas Purchased. The $52 million decrease was primarily driven by:

•	a $167 million decrease related to decreased natural gas prices passed through to customers, partially offset by

•	a $108 million increase in customer usage of natural gas associated with colder winter weather than the previous year,

•	a $14 million increase in gas used for operations, correlated to increased usage due to colder winter weather, and

•	a $3 million increase caused by Canadian dollar exchange impacts.

Operating, Maintenance & Other. The $14 million increase was primarily driven by increased Canadian dollar exchange impacts and other miscellaneous cost increases.

Depreciation and Amortization. The $11 million increase was primarily driven by a higher asset base resulting primarily from completion of Phase I of the Dawn-Trafalgar expansion.

Gain on Sales of Other Assets, net. The $5 million recognized in 2007 related to a sale of land.

EBIT. The increase of $57 million was primarily driven by a higher gas distribution margin associated with colder weather and higher storage prices, partially offset by higher fuel costs as compared to 2006.

Matters Impacting Future Distribution Results

In May 2007, at the request of the OEB, Union Gas filed an application to set rates effective January 1, 2008 and beyond under a multi-year incentive regulation framework. The proposed incentive regulation framework would establish new rates at the beginning of each year through the use of a pricing formula rather than through the examination of revenue and cost forecasts. For 2008, the pricing formula requested by Union Gas would increase rates by an average of approximately 2%. The OEB has established a proceeding which commenced in August 2007 to set the incentive regulation frameworks for both Union Gas and Enbridge Gas Distribution (an unaffiliated company) with a hearing scheduled for December 2007.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in millions, except where noted)
Western Canada Transmission & Processing
Operating revenues	$307	$283	$24	$880	$883	$(3)
Operating expenses
Natural gas and petroleum products purchased	68	67	1	241	240	1
Operating, maintenance and other	99	101	(2)	303	289	14
Depreciation and amortization	36	32	4	102	100	2

Operating income	104	83	21	234	254	(20)
Other income and expenses, net	—	18	(18)	1	22	(21)
Minority interest expense	2	3	(1)	11	7	4

EBIT	$102	$98	$4	$224	$269	$(45)

Pipeline throughput, Tbtu	144	137	7	436	436	—
Volumes processed, Tbtu	183	175	8	531	551	(20)
Empress inlet volumes, Tbtu	188	194	(6)	521	612	(91)

Three Months Ended September 30, 2007 as Compared to September 30, 2006

Operating Revenues. The $24 million increase was driven primarily by:

•	a $21 million increase caused by Canadian dollar exchange impacts in 2007, and

•	a $2 million decrease resulting from lower sales volumes, partly offset by higher NGL prices from the Empress facility.

Operating, Maintenance and Other. The $2 million decrease was driven primarily by:

•	$8 million of turnaround costs at the Fort Nelson plant in the third quarter of 2006, and

•	a $4 million decrease caused by timing of operating expenses when comparing the periods, partially offset by

•	a $10 million increase caused by Canadian dollar exchange impacts in 2007.

Other Income and Expenses, net. The 2006 third quarter included the $15 million gain on the Income Fund’s issuance of units for the purchase of Westcoast Gas Services Inc.

EBIT. The $4 million increase was driven primarily by lower operating expenses and Canadian dollar exchange impacts, partially offset by the gain recorded in 2006.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006

Operating Revenues. The $3 million decrease was driven primarily by:

•	a $20 million decrease associated with the Empress operations, resulting from lower NGL volumes, mainly as a result of a plant maintenance turnaround in 2007, and

•	an $18 million decrease due to lower processing activities in the Fort Nelson area of northeastern British Columbia, partially offset by

•	a $22 million increase caused by Canadian dollar exchange impacts in 2007, and

•	an $8 million increase in the sales price of NGLs from the Empress facility.

Operating, Maintenance and Other. The $14 million increase was driven primarily by:

•	an $11 million increase caused by Canadian dollar exchange impacts in 2007, and

•	an $8 million increase due to higher plant maintenance turnaround costs in 2007 (Empress and Pine River) compared to 2006 (Fort Nelson), partially offset by

•	a $3 million decrease in plant fuel costs at the Empress facility.

Other Income and Expenses, net. The 2006 third quarter included the $15 million gain on the Income Fund’s issuance of units for the purchase of Westcoast Gas Services Inc.

Minority Interest Expense. The $4 million increase was driven primarily by the decrease in the ownership of the operations of the Income Fund in the third quarter of 2006, from 58% to 46%, when additional trust units were sold by the Income Fund.

EBIT. The $45 million decrease was driven primarily by lower natural gas processing volumes, lower sales of natural gas liquids, higher operating expenses and the 2006 gain on sale of Income Fund units, partially offset by Canadian dollar exchange impacts.

Matters Impacting Future Western Canada Transmission & Processing Results

During the period 2004 through 2006, Western Canada experienced historic levels of natural gas drilling activity. Beginning in late 2006, a reduction in Western Canadian drilling has been occurring when compared to the levels generally experienced during the previous three years. Overall, exploration and development activity in Western Canada Transmission & Processing’s core areas has been relatively steady with the most significant decline being in the Fort Nelson region of Northeast British Columbia. In addition, although the actual effects will not be known for some time, the Alberta government’s recently announced New Royalty Framework, proposed to be effective January 1, 2009, could impact certain of Westcoast’s Alberta operations. The operations in British Columbia are not expected to be negatively impacted by this change in royalties. Management continues to believe that low-to-moderate growth in Western Canada is reasonable over the long-term.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in millions, except where noted)
Field Services
Operating expenses	$—	$1	$(1)	$—	$4	$(4)

Operating loss	—	(1)	1	—	(4)	4
Equity in earnings of unconsolidated affiliates	140	159	(19)	345	454	(109)

EBIT	$140	$158	$(18)	$345	$450	$(105)

Natural gas gathered and processed/transported, Tbtu/d (a)	6.8	6.7	0.1	6.7	6.8	(0.1)
NGL production, MBbl/d (a,b)	365	361	4	358	361	(3)
Average natural gas price per MMBtu (c)	$6.16	$6.58	$(0.42)	$6.83	$7.45	$(0.62)
Average NGL price per gallon	$1.14	$1.02	$0.12	$1.02	$0.96	$0.06

(a) Reflects 100% of volumes

(b) Thousand barrels per day

(c) Million British thermal units. Average price based on NYMEX Henry Hub.

Three Months Ended September 30, 2007 as Compared to September 30, 2006

EBIT. Lower equity in earnings were primarily the result of the following variances, each representing Spectra Energy’s 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $29 million increase as a result of commodity-sensitive processing arrangements, mainly due to favorable NGL and condensate pricing, more than offset by

•

a $17 million decrease in gathering and processing margins attributable primarily to maintenance and other outages that decreased NGL volumes and producer elections to process their own gas as a result of the extremely high NGL prices experienced during the quarter,

•	an $11 million decrease in marketing margins, mostly related to a 2006 derivative gain on gas,

•

a $15 million decrease attributable primarily to higher depreciation expense of $5 million, higher operating and maintenance costs of $12 million, as a result of asset acquisitions and industry inflationary pressures, and costs of $3 million associated with DCP Midstream’s initiative to create stand-alone corporate functions, partially offset by lower general and administrative costs of $5 million, and

•	a $4 million decrease as a result of higher interest expense resulting from increased debt balances in 2007 as a result of acquisitions.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006

EBIT. Lower equity in earnings were primarily the result of the following variances, each representing Spectra Energy’s 50% ownership portion of the earnings drivers at DCP Midstream:

•

a $44 million decrease in gathering and processing margins attributable primarily to contract renegotiations, producer elections and reduced system efficiencies caused in part by adverse weather events,

•	a $24 million decrease in marketing margins, mostly related to a 2006 derivative gain on gas commodity positions,

•	a $7 million decrease attributable primarily to decreased prices and decreased physical volume related to natural gas asset based trading and marketing,

•

a $47 million decrease resulting from increased depreciation and amortization expense of $9 million, increased operating and maintenance expenses of $25 million attributable to asset acquisitions, increased asset integrity work and industry price pressures on materials, contract services and labor, and increased general and administrative costs of $13 million, including $9 million associated with DCP Midstream’s initiative to create stand-alone corporate functions,

•	a $14 million decrease as a result of a gain on sale of gathering assets during 2006, and

•	a $6 million decrease as a result of higher interest expense resulting from increased debt balances in 2007 as a result of acquisitions, partially offset by

•	a $33 million increase as a result of commodity-sensitive processing arrangements, primarily due to favorable NGL pricing, and

•	a $6 million increase as a result of lower income tax expense due to a 2006 adjustment to establish deferred taxes for the new Texas margin tax.

Spectra Energy’s equity in earnings of DCP Midstream for the full year 2007 is expected to be impacted by estimated costs of $15 million for DCP Midstream’s stand-alone initiative.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
	(in millions)
Other
Operating revenues	$8	$(3)	$11	$23	$29	$(6)
Operating expenses	25	25	—	85	137	(52)
Gains on Sales of Other Assets, net	—	2	(2)	—	2	(2)

Operating loss	(17)	(26)	9	(62)	(106)	44
Other income and expenses, net	2	45	(43)	6	41	(35)

EBIT	$(15)	$19	$(34)	$(56)	$(65)	$9

Three Months Ended September 30, 2007 as Compared to September 30, 2006

Operating Revenues. The increase of $11 million was a result of captive insurance revenue in 2007 from Spectra Energy’s affiliates. Spectra Energy transferred the ownership in Bison, the previous Spectra Energy captive insurance entity, to Duke Energy effective April 1, 2006.

Operating Expenses. Costs incurred to create stand-alone corporate functions, to implement required information systems and to perform other stand-alone activities around human resources, communications and other new corporate areas were $5 million in the third quarter of 2007 and $3 million for the prior period.

Other Income and Expenses, net. The $43 million decrease resulted from 2006 mark-to-market gains of $21 million for hedge positions associated with the earnings of the Field Services segment and the management fees billed to certain Duke Energy operations in 2006 of approximately $26 million. Spectra Energy no longer provides these management services to Duke Energy affiliates.

EBIT. The $34 million reduction in EBIT was primarily related to the prior year mark-to-market gains on the discontinued hedge contracts associated with the Field Services segment and the management fees billed to certain Duke Energy operations in 2006.

Nine Months Ended September 30, 2007 as Compared to September 30, 2006

Operating Revenues. The decrease of $6 million was primarily driven by the smaller portfolio size of Spectra Energy’s captive insurance entities in 2007 as compared to the underwriting portfolio of the former Duke Energy captive insurance entity that was owned by Spectra Energy through March 2006.

Operating Expenses. The $52 million decrease was primarily driven by reduced corporate services required as a result of the transfer to Duke Energy of the international, real estate and non-regulated merchant operations, lower operating expenses as a result of the reduced portfolio and activity of the U.S. captive insurance entity, and $14 million of costs allocated from Duke Energy associated with the Cinergy merger in 2006, partially offset by $16 million of higher gas spin-off separation costs comparing the periods. Total spin-off costs that are expected to affect operating expenses of Other approximate $20 million for 2007 and are not expected to be material thereafter.

Other Income and Expenses, net. The $35 million decrease resulted from the management fees billed to certain Duke Energy operations in 2006 of approximately $62 million, partially offset by the 2006 mark-to-market losses of $24 million for hedge positions associated with the earnings of the Field Services segment.

EBIT. The $9 million increase was primarily due to lower 2007 net corporate costs and the 2006 net hedge losses associated with the Field Services segment. These positive factors were partially offset by management fees billed to a Duke Energy affiliate in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities increased $493 million for the nine months ended September 30, 2007 compared to the same period in 2006. This change was driven primarily by:

•	a $600 million payment to Barclays in 2006 in connection with the sale of certain commodity, energy marketing and management contracts of DENA, and

•	approximately $400 million of net settlement cash outflows in 2006 related to remaining DENA contracts, partially offset by

•	collateral of $540 million received by Spectra Energy in 2006 from Barclays, and

•	net payments in 2007 of $82 million to resolve certain litigation matters associated with discontinued LNG operations.

Net working capital was negative $401 million as of September 30, 2007, which included notes payable and commercial paper outstanding balances totaling $368 million and current maturities of long-term debt of $542 million. Spectra Energy will rely upon cash flows from operations and additional financing transactions to fund its liquidity and capital requirements for the next 12 months, including the issuances of short-term and new long-term debt. See Financing Cash Flows and Liquidity for discussions of effective shelf registrations and available credit facilities.

Investing Cash Flows

Net cash flows used in investing activities totaled $1,117 million in the first nine months of 2007 compared to net cash flows provided by investing activities of $1,422 million during the same period in 2006. This $2,539 million decrease was driven primarily by:

•	approximately $2.0 billion in proceeds received in 2006 from the sales of equity investments and other assets, primarily the sale of DENA assets and an interest in the Crescent joint venture,

•	a $413 million increase in capital and investment expenditures in 2007 associated with the U.S. Transmission, Distribution and Western Canada Transmission & Processing segments,

•	net purchases of available-for-sale securities of $203 million in 2007 compared to net sales of $146 million in 2006 and

•	proceeds totaling $254 million in the 2006 period from real estate sales activity of operations transferred to Duke Energy in December 2006, partially offset by

•	capital expenditures of $355 million in the first nine months of 2006 associated with the operations that were transferred to Duke Energy.

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Capital and Investment Expenditures
U.S. Transmission	$573	$211
Distribution	224	197
Western Canada Transmission & Processing	114	90
Other	29	355

Total	$940	$853

Capital and investment expenditures for the nine months ended September 30, 2007 totaled $940 million and included $625 million for expansion projects and $315 million for maintenance and other projects. Spectra Energy projects 2007 capital and investment expenditures of approximately $1.6 billion, consisting of approximately $1.0 billion for U.S. Transmission, $0.4 billion for Distribution and

$0.2 billion for Western Canada Transmission & Processing. Total projected 2007 capital and investment expenditures include approximately $1.1 billion of expansion capital expenditures and $0.5 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. It is expected that approximately $625 million to $650 million of capital expansion projects will have been brought into service during 2007.

Project development activities continued to escalate in the third quarter of 2007 on significant expansion opportunities. Significant expansion projects underway include:

•

Northeast Gateway—A 16-mile, 24-inch offshore pipeline in Massachusetts Bay that will connect Excelerate Energy’s deepwater LNG port to Spectra Energy’s Algonquin pipeline system. This project is expected to be completed and in-service by year-end 2007.

•

Maritimes & Northeast Phase IV—Expansion of capacity on the U.S. portion of the Maritimes & Northeast pipeline to move additional gas coming online in November 2008 from the Canaport LNG terminal in New Brunswick, Nova Scotia for deliveries into the northeast U.S.

•

Texas Eastern Transmission Time II—Involves new pipeline looping and compression to deliver an additional 150 million cubic feet per day from Lebanon, Ohio to New Jersey. Phase I of this project is expected to be placed into service by the end of 2007 and will provide the capacity from western Pennsylvania. Phase II will extend the capacity back to Lebanon, Ohio and is expected to be placed into service by the end of 2008.

•

Southeast Supply Header (SESH)—This joint venture with CenterPoint Energy, Inc. involves the construction of approximately 270 miles of new pipeline from the Perryville Hub in northern Louisiana to connect near Mobile, Alabama with the Gulfstream Natural Gas System, in which Spectra Energy and Spectra Partners own a combined 50% interest. It will connect the natural gas supply basins of east Texas and north Louisiana to southeast markets and will interconnect with numerous interstate pipelines. FERC approval was received in September 2007, and the project is expected to be in-service in the summer of 2008.

•

Dawn-Trafalgar—Phase II of this Union Gas pipeline expansion consists of 11 miles of new 48-inch pipeline and new compression, with total capacity added of 480 million cubic feet per day. This expansion project was placed into service in November 2007.

Financing Cash Flows and Liquidity

Net cash provided by financing activities totaled $39 million in the first nine months of 2007 compared to $1,705 million net cash used in financing activities in the first nine months of 2006. This change was driven primarily by:

•	approximately $2.3 billion of distributions to Duke Energy in 2006 primarily due to the Crescent joint venture transaction,

•	approximately $230 million of net proceeds received from Spectra Partners, as discussed further below, and

•	$19 million of commercial paper issued in 2007 compared to $85 million repaid during 2006, partially offset by

•	a $492 million decrease in 2007 in proceeds from issuances of long-term debt, net of redemptions, and

•	dividends paid on common stock of $418 million in the 2007 period as compared with $86 million of advances made to Duke Energy in the 2006 period.

Available Credit Facilities and Restrictive Debt Covenants. See Note 14 of Notes to Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants. In May 2007, Spectra Capital entered into a $1.5 billion credit facility that replaced two existing facilities that totaled $950 million. In July 2007, Union Gas replaced the existing $400 million Canadian 364-day credit facility with a $500 million Canadian five-year credit facility. Also in July 2007, in conjunction with the public offering associated with Spectra Partners discussed further in Note 2 of Notes to Consolidated

Financial Statements, Spectra Partners entered into a five-year $500 million facility that includes both term and revolving borrowing capacity. Obligations under the revolving portion of its credit facility are unsecured and the term borrowings are secured by qualifying investment grade securities in an amount equal to or greater than the outstanding principal amount of the loan.

Credit Ratings. The short-term and long-term debt of Spectra Energy and certain subsidiaries are rated by Standard & Poor’s (S&P), Moody’s Investors Service (Moody’s) and Dominion Bond Rating Service (DBRS).

	Standard and Poor’s	Moody’s Investor Service	Dominion Bond Rating Service
Credit Ratings Summary as of November 1, 2007

Spectra Energy Capital, LLC (a)	BBB	Baa1	Not applicable
Texas Eastern Transmission, LP (a)	BBB+	A3	Not applicable
Westcoast Energy, Inc. (a)	BBB+	Not applicable	A (low)
Union Gas (a)	BBB+	Not applicable	A
Maritimes & Northeast Pipeline, LLC (b)	A–	A2	A
Maritimes & Northeast Pipeline, LP (b)	A	A2	A

(a)	Represents senior unsecured credit rating
(b)	Represents senior secured credit rating

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

Dividends. Spectra Energy currently anticipates a dividend payout ratio of approximately 60% of estimated annual net income per share of common stock. The declaration and payment of dividends will be subject to the sole discretion of Spectra Energy’s Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. A fourth quarter dividend of $0.22 per share was declared on October 31, 2007 and will be paid on December 17, 2007.

Other Financing Matters. Spectra Energy and Spectra Capital have an automatic shelf registration statement on file with the SEC to register the issuance of an unspecified amount of various equity securities by Spectra Energy and various debt securities by Spectra Capital. In addition, as of September 30, 2007, subsidiaries of Spectra Energy had 810 million Canadian dollars (approximately U.S. $816 million) available under shelf registrations for issuances in the Canadian market. Of the 810 million Canadian dollars available under these shelf registrations, 500 million expires in May 2008 and 310 million expires in August 2008.

In July 2007, Spectra Energy completed its IPO of Spectra Partners and received total proceeds of approximately $345 million as a result of the transaction, including the debt issued as discussed below. Net cash of approximately $230 million was received by Spectra Partners upon closing of the IPO. Approximately $26 million of these proceeds was distributed to Spectra Energy, $194 million was used by Spectra Partners to purchase qualifying investment grade securities, and $10 million was retained by Spectra Partners to meet working capital requirements. Spectra Partners borrowed $194 million in term debt using the investment grade securities as collateral and borrowed an additional $125 million of revolving debt. Proceeds from these borrowings, totaling $319 million, were distributed to Spectra Energy.

Also in July 2007, Texas Eastern Transmission, LP (Texas Eastern), a subsidiary of Spectra Energy, retired $300 million of 5.25% notes upon maturity. In September 2007, Texas Eastern issued $400 million of 6.00% notes due 2017. Net proceeds from the offering were returned to Spectra Energy and used for general corporate purposes.

OTHER ISSUES

New Accounting Standards

See Note 21 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Spectra Energy’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2006. Management believes the exposure to market risk has not changed materially at September 30, 2007.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

In connection with the spin-off, Spectra Energy created new corporate functions, including those that affect internal control over financial reporting. Spectra Energy relied on Duke Energy during the first quarter of 2007 for financial system processing support, and continues to rely on Duke Energy for certain other services primarily around corporate information systems, human resource and employee benefit functions. During 2007, as part of its analysis of internal control over financial reporting, Spectra Energy will maintain internal control over corporate and other functions created as a result of the spin-off of Spectra Energy and will, to the extent necessary, evaluate Duke Energy processes that impact Spectra Energy’s internal control over financial reporting. See Note 1 of Notes to Consolidated Financial Statements for additional information related to the spin-off of Spectra Energy from Duke Energy.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding material legal proceedings, see Notes 15 and 16 of Notes to Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Spectra Energy’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect Spectra Energy’s financial condition or future results. There were no changes to those risk factors at September 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number
10.1	First Amendment to Employee Matters Agreement, dated September 28, 2007, by and between Duke Energy Corporation and Spectra Energy Corp.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SPECTRA ENERGY CORP

Date: November 13, 2007	/s/ Fred J. Fowler
Fred J. Fowler President and Chief Executive Officer

Date: November 13, 2007	/s/ Gregory L. Ebel
Gregory L. Ebel Group Executive and Chief Financial Officer