Form 10-Q
period 2008-03-31
Spectra Energy Corp.
filed 2008-05-09
CIK 1373835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of May 5, 2008: 632,956,414

SPECTRA ENERGY CORP

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2008

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

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

	Three Months Ended March 31,
	2008	2007
Operating Revenues
Transportation, storage and processing of natural gas	$598	$542
Distribution of natural gas	730	658
Sales of natural gas liquids	219	150
Other	61	51

Total operating revenues	1,608	1,401

Operating Expenses
Natural gas and petroleum products purchased	621	562
Operating, maintenance and other	284	258
Depreciation and amortization	145	122
Property and other taxes	61	40

Total operating expenses	1,111	982

Gains on Sales of Other Assets and Other, net	—	1

Operating Income	497	420

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	209	90
Other income and expenses, net	11	16

Total other income and expenses	220	106

Interest Expense	158	155
Minority Interest Expense	19	16

Earnings Before Income Taxes	540	355
Income Tax Expense	173	119

Net Income	$367	$236

Common Stock Data
Weighted-average shares outstanding
Basic	633	631
Diluted	635	634
Earnings per share – basic and diluted	$0.58	$0.37
Dividends per share	$0.23	$0.22

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2008	December 31, 2007
ASSETS

Current Assets
Cash and cash equivalents	$252	$94
Short-term investments	14	—
Receivables, net	994	907
Inventory	131	287
Other	139	91

Total current assets	1,530	1,379

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	1,966	1,780
Goodwill	3,864	3,948
Other	641	631

Total investments and other assets	6,471	6,359

Property, Plant and Equipment
Cost	18,109	18,154
Less accumulated depreciation and amortization	3,941	3,854

Net property, plant and equipment	14,168	14,300

Regulatory Assets and Deferred Debits	943	932

Total Assets	$23,112	$22,970

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per-share amounts)

	March 31, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$376	$363
Notes payable and commercial paper	757	715
Taxes accrued	185	85
Interest accrued	148	146
Current maturities of long-term debt	474	338
Other	816	775

Total current liabilities	2,756	2,422

Long-term Debt	8,080	8,345

Deferred Credits and Other Liabilities
Deferred income taxes	2,897	2,883
Regulatory and other	1,626	1,657

Total deferred credits and other liabilities	4,523	4,540

Commitments and Contingencies

Minority Interests	808	806

Stockholders’ Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par, 1 billion shares authorized, 633 million and 632 million shares outstanding at March 31, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	4,674	4,658
Retained earnings	589	368
Accumulated other comprehensive income	1,681	1,830

Total stockholders’ equity	6,945	6,857

Total Liabilities and Stockholders’ Equity	$23,112	$22,970

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$367	$236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	124
Deferred income taxes	38	74
Minority interest	19	16
Equity in earnings of unconsolidated affiliates	(209)	(90)
Distributions received from unconsolidated affiliates	123	8
Other	187	(122)

Net cash provided by operating activities	673	246

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(245)	(111)
Investment in and loans to unconsolidated affiliates	(130)	(64)
Purchases of available-for-sale securities	(446)	—
Proceeds from sales and maturities of available-for-sale securities	438	—
Other	11	1

Net cash used in investing activities	(372)	(174)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	310	—
Payments for the redemption of long-term debt	(341)	(19)
Net increase in notes payable and commercial paper	42	379
Distributions to minority interests	(14)	(4)
Contributions from minority interests	3	—
Dividends paid	(146)	(139)
Other	7	3

Net cash provided by (used in) financing activities	(139)	220

Effect of exchange rate changes on cash	(4)	5

Net increase in cash and cash equivalents	158	297
Cash and cash equivalents at beginning of period	94	299

Cash and cash equivalents at end of period	$252	$596

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Member’s Equity	Accumulated Other Comprehensive Income
					Foreign Currency Translation Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	Total
December 31, 2007	$1	$4,658	$368	$—	$2,033	$(8)	$(195)	$6,857
Net income	—	—	367	—	—	—	—	367
Foreign currency translation adjustments	—	—	—	—	(166)	—	—	(166)
Reclassification of cash flow hedges into earnings	—	—	—	—	—	(3)	—	(3)
Pension and benefits impact of SFAS 158	—	—	—	—	—	—	20	20
Dividends on common stock	—	—	(146)	—	—	—	—	(146)
Stock-based compensation	—	5	—	—	—	—	—	5
Other	—	11	—	—	—	—	—	11

March 31, 2008	$1	$4,674	$589	$—	$1,867	$(11)	$(175)	$6,945

December 31, 2006	$—	$—	$—	$4,598	$1,156	$(6)	$(109)	$5,639
Conversion to Spectra Energy Corp	1	4,597	—	(4,598)	—	—	—	—
Net income	—	—	236	—	—	—	—	236
Foreign currency translation adjustments	—	—	—	—	28	—	—	28
Pension and benefits impact of SFAS 158	—	—	—	—	—	—	(8)	(8)
FIN 48 implementation	—	—	(26)	—	—	—	—	(26)
Transfer of net assets and liabilities from Duke Energy	—	1	—	—	—	—	(115)	(114)
Dividends on common stock	—	—	(139)	—	—	—	—	(139)
Stock-based compensation	—	(10)	—	—	—	—	—	(10)

March 31, 2007	$1	$4,588	$71	$—	$1,184	$(6)	$(232)	$5,606

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY CORP

Notes to Condensed Consolidated Financial Statements

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

Basis of Presentation. The Condensed Consolidated Financial Statements include the accounts of Spectra Energy Corp, its majority-owned subsidiaries where Spectra Energy has control and those variable interest entities, if any, where Spectra Energy is the primary beneficiary. These interim financial statements should be read in conjunction with the consolidated financial statements included in Spectra Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Spectra Energy’s results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption primarily in the gas distribution operations of Spectra Energy, as well as changing commodity prices on certain of the processing operations and other factors.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications. The components of Operating Revenues on the Condensed Consolidated Statement of Operations for the 2007 period have been reclassified to conform to the current reporting presentation.

Spin-off from Duke Energy Corporation. In conjunction with the spin-off of Spectra Energy from Duke Energy Corporation (Duke Energy) on January 2, 2007, Duke Energy transferred to Spectra Energy the assets and liabilities, including related tax effects, associated with Spectra Energy’s employee benefits and captive insurance positions, as well as miscellaneous corporate assets and liabilities. The net effect of these non-cash transfers during the first quarter of 2007 is reflected as an increase of $1 million to Additional Paid-in Capital and a decrease of $115 million to Accumulated Other Comprehensive Income in the Condensed Consolidated Statements of Stockholders’ Equity.

2. Business Segments

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

Distribution provides retail natural gas distribution service in Ontario, as well as natural gas transportation and storage services to other utilities and energy market participants in Ontario, Quebec and the United States. These services are provided by Union Gas Limited (Union Gas), and are primarily subject to the rules and regulations of the Ontario Energy Board (OEB).

Western Canada Transmission & Processing provides transportation of natural gas, natural gas gathering and processing services, and natural gas liquids (NGLs) extraction, fractionation, transportation, storage and marketing to customers in Western Canada and the northern tier of the United States. This segment conducts business primarily through the BC Pipeline and Field Services operations, the Empress System and the Midstream business, which owns a 46% interest in the operations of the Spectra Energy Income Fund (Income Fund). BC Pipeline and Field Services’ operations are primarily subject to the rules and regulations of Canada’s National Energy Board (NEB). See Note 16 for a discussion of the acquisition by Spectra Energy in May 2008 of all of the outstanding units of the Income Fund.

Field Services gathers and processes natural gas and fractionates, markets and trades NGLs. It conducts operations through DCP Midstream, which is owned 50% by Spectra Energy and 50% by ConocoPhillips. Field Services gathers raw natural gas through gathering systems located in eight major natural gas producing regions: Permian Basin, Mid-Continent, Rocky Mountain, East Texas-North Louisiana, Barnett Shale, Gulf Coast, South Texas and Central Texas.

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

Transactions between reportable segments are accounted for on the same basis as with unaffiliated third parties.

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Earnings from Continuing Operations before Income Taxes
	(in millions)
Three Months Ended March 31, 2008
U.S. Transmission	$402	$1	$403	$226
Distribution	800	—	800	165
Western Canada Transmission & Processing	405	—	405	131
Field Services	—	—	—	192

Total reportable segments	1,607	1	1,608	714
Other	1	8	9	(20)
Eliminations	—	(9)	(9)	—
Interest expense	—	—	—	(158)
Interest income and other	—	—	—	4

Total consolidated	$1,608	$—	$1,608	$540

Three Months Ended March 31, 2007
U.S. Transmission	$376	$1	$377	$220
Distribution	713	—	713	144
Western Canada Transmission & Processing	311	—	311	74
Field Services	—	—	—	82

Total reportable segments	1,400	1	1,401	520
Other	1	6	7	(15)
Eliminations	—	(7)	(7)	—
Interest expense	—	—	—	(155)
Interest income and other	—	—	—	5

Total consolidated	$1,401	$—	$1,401	$355

3. Regulatory Matters

Union Gas. Union Gas has rates that are approved by the OEB. Final 2008 rates, reflecting the incentive regulation settlement agreement accepted by the OEB on January 17, 2008, were implemented April 1, 2008, retroactive to January 1, 2008.

In November 2006, Union Gas received a decision from the OEB on the regulation of rates for gas storage services in Ontario. The OEB determined that it would not regulate the rates for storage services to customers outside Union Gas’ franchise area or the rates for new storage services to customers within its franchise area. In June 2007, four parties petitioned the Lieutenant Governor in Council (LGIC) of Ontario to direct the OEB to review and change the November 2006 decision. The LGIC considered the petitions and confirmed the OEB’s decision in April 2008.

BC Pipeline and Field Services. The existing two-year BC Pipeline settlement agreement reached with customers and approved by the NEB expired on December 31, 2007. On December 18, 2007, the NEB approved 2008 interim transportation tolls until such time as the final 2008 transportation tolls are filed and approved. BC Pipeline is currently involved in negotiating a toll settlement with its shippers for a subsequent settlement period and, at a minimum, final tolls for 2008.

Maritimes & Northeast Pipeline, L.P. (M&N LP). In 2007, M&N LP operated under an NEB-approved toll settlement that expired December 31, 2007. A toll settlement agreement for the 2008 fiscal year was approved by the NEB on January 16, 2008.

4. Income Taxes

Income tax expense from continuing operations for the three months ended March 31, 2008 was $173 million, compared to $119 million reported in the same period in 2007, increasing primarily as a result of higher earnings in 2008. The effective tax rate decreased from 33.5% in the first quarter of 2007 to 32.0% for the first quarter of 2008.

Spectra Energy recognized no material changes in unrecognized tax benefits during the first quarter of 2008. Although uncertain, Spectra Energy believes it is reasonably possible that prior to March 31, 2009 the total amount of unrecognized tax benefits could decrease by approximately $12 million. The anticipated changes in unrecognized tax benefits relate to expected audit settlements focused primarily on classification of certain tax attributes, transfer pricing and expiration of statue of limitations.

5. Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity. Components of comprehensive income are as follows:

	Three Months Ended March 31,
	2008	2007
	(in millions)
Net income	$367	$236

Other comprehensive income
Foreign currency translation adjustments	(166)	28
Reclassification of cash flow hedges into earnings (a)	(3)	—
Pension and benefits impact of SFAS 158 (b)	20	—

Other comprehensive income, net of tax	(149)	28

Total comprehensive income	$218	$264

(a)	Net of $1 million tax benefit for the three months ended March 31, 2008.
(b)	Includes a $16 million net tax benefit for the three months ended March 31, 2008.

6. Earnings per Common Share

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

The following table presents Spectra Energy’s basic and diluted EPS calculations:

	Three Months Ended March 31,
	2008	2007
	(in millions, except per-share amounts)
Net income	$367	$236
Weighted average common shares
Basic	633	631
Diluted	635	634
Earnings per common share – basic and diluted	$0.58	$0.37

Weighted-average shares used to calculate diluted EPS includes the effect of certain options and restricted stock awards. Certain other options and stock awards related to approximately nine million shares for the three months ended March 31, 2008 and six million shares for the three months ended March 31, 2007 were not included in the calculation of diluted EPS because either the option exercise prices were greater than the average market price of the common shares during these periods or performance measures related to the awards had not yet been met.

7. Inventory

Inventory consists of natural gas and NGLs held in storage for transmission and processing, and also includes materials and supplies. Natural gas inventories related to the Distribution segment in Canada are valued at costs approved by the OEB. The difference between the approved price and the actual cost of gas purchased is recorded in either accounts receivable or other current liabilities for future disposition with customers, subject to approval by the OEB. The remaining inventory is recorded at cost, primarily using average cost.

The components of inventory are as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Natural gas	$16	$154
Natural gas liquids	22	25
Materials and supplies	93	108

Total inventory	$131	$287

8. Investments in and Loans to Unconsolidated Affiliates

Spectra Energy’s most significant investment in unconsolidated affiliates is the 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating revenues	$4,046	$2,890
Operating expenses	3,634	2,686
Operating income	412	204
Net income	383	164

9. Debt and Credit Facilities

Credit Facilities Summary

				Outstanding at March 31, 2008
	Expiration Date	Credit Facilities Capacity		Commercial Paper	Term Loan	Revolving Credit	Letters of Credit	Total
				(in millions)
Spectra Energy Capital, LLC	2012	$1,500	(a)	$757	$—	$—	$3	$760
Westcoast Energy, Inc.	2011	195	(b)	—	—	—	—	—
Union Gas Limited	2012	488	(c)	—	—	—	—	—
Spectra Energy Partners, LP	2012	500	(d)	—	133	109	—	242

Total		$2,683		$757	$133	$109	$3	$1,002

(a)	Contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.
(b)	Denominated in Canadian dollars totaling 200 million and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75%.
(c)	Denominated in Canadian dollars totaling 500 million and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year.
(d)	Contains a covenant requiring the borrower to collateralize the term loan with qualifying investment-grade securities in an amount equal to or greater than the outstanding principal amount of the loan. The terms of the credit facility allow for liquidation of collateral to fund capital expenditures or certain acquisitions provided that an equal amount of term loan is converted to a revolving loan. Investments in marketable securities totaling $135 million at March 31, 2008 and $155 million at December 31, 2007 were pledged as collateral against the term loan. These investments are classified as Investments and Other Assets – Other on the Condensed Consolidated Balance Sheets.

Spectra Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2008, Spectra Energy was in compliance with those covenants. In addition, credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in certain cases, due to the acceleration of other significant indebtedness of the borrower or certain of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

See also Note 16 for discussion of long-term debt issuances in April 2008.

10. Fair Value Measurements

Effective January 1, 2008, Spectra Energy adopted SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 requires entities to, among other things, maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Spectra Energy’s market assumptions. In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted unadjusted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The following table presents for each of the fair value hierarchy levels, Spectra Energy’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008.

Description	Balance Sheet Caption	Total At March 31, 2008	Level 1	Level 2	Level 3
			(in millions)
Available-for-sale securities	Cash and cash equivalents	$144	$—	$144	$—
Short term investments	Short-term investments	14	14	—	—
Short-term derivative assets	Other current assets	51	—	—	51
Available-for-sale securities	Investments and other assets-other	190	55	135	—
Employee benefit assets	Investments and other assets-other	24	24	—	—
Long-term derivative assets	Investments and other assets-other	83	—	21	62

Total Assets		$506	$93	$300	$113

Short-term derivative liabilities	Other current liabilities	$7	$—	$—	$7
Long-term derivative liabilities	Deferred credits and other liabilities-regulatory and other	16	—	16	—

Total Liabilities		$23	$—	$16	$7

The table below reconciles assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Short-Term Derivative Asset	Short-Term Derivative Liability	Long-Term Derivative Asset	Long-Term Derivative Liability
	(in millions)
Fair value, December 31, 2007	$—	$—	$47	$(21)
Total gains or losses (realized/unrealized):
Included in earnings	—	—	11	(11)
Included in regulatory assets	50	—	—	—
Included in Other Comprehensive Income	—	(7)	4	—
Normal purchases and sales election under SFAS No. 133	—	—	—	32
Purchases, issuances and settlements	1	—	—	—

Fair value, March 31, 2008	$51	$(7)	$62	$—

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets held at March 31, 2008	$—	$—	$11	$(11)

Level 2 Valuation Techniques

Fair values of Spectra Energy’s available-for-sale securities, primarily fixed-income debt instruments that are actively traded in the secondary market, are determined based on market-based prices. These valuations may include inputs such as quoted market prices of the exact or similar instruments, broker or dealer quotations, or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency.

Level 3 Valuation Techniques

Financial instruments are considered Level 3 when their values are determined using pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value requires significant management judgment or estimation.

The fair values of Level 3 derivative instruments are estimated using proprietary valuation models that utilize both market observable and unobservable parameters. The long-term derivative asset and liability is valued using internal valuation models and techniques that include such inputs as forward natural gas and power prices, forward interest rates and foreign currency assumptions. The short-term derivative asset is valued based upon interest rates, natural gas options pricing for current and future months including volatility, foreign exchange fluctuations and swap values.

Gains and losses for the quarter ended March 31, 2008 associated with the long-term derivative asset and liability are reported in Other Income and Expenses, net on the Condensed Consolidated Statement of Operations and are of offsetting amounts, and as such, have no net impact on the Condensed Consolidated Statements of Operations.

During the period, there were no adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

11. Commitments and Contingencies

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

Extended Environmental Activities, Accruals. Included in Deferred Credits and Other Liabilities—Regulatory and Other on the Condensed Consolidated Balance Sheets were accruals related to extended environmental-related activities totaling $20 million as of March 31, 2008 and $22 million as of December 31, 2007. These accruals represent provisions for costs associated with remediation activities at some current and former sites, as well as other environmental contingent liabilities. Management believes that completion or resolution of these matters will not have a material adverse effect on Spectra Energy’s consolidated results of operations, financial position or cash flows.

Litigation

Sonatrach/Sonatrading Arbitration. In an arbitration proceeding that commenced in January 2001 in London, England, Duke Energy LNG Sales Inc., now Spectra Energy LNG Sales, Inc. (Spectra Energy LNG), claimed that Sonatrach, the Algerian state-owned energy company, together with its subsidiary, Sonatrading, breached their shipping obligations under a liquefied natural gas (LNG) purchase agreement and related transportation agreements (the LNG Agreements) relating to Spectra Energy LNG’s purchase of LNG from Algeria and its transportation by LNG tanker to Lake Charles, Louisiana. Sonatrading and Sonatrach claimed that Spectra Energy LNG had repudiated the LNG Agreements by allegedly failing to diligently perform LNG marketing obligations. In 2003, the arbitration tribunal issued a Partial Award on liability issues and found that Sonatrach and Sonatrading breached their obligations to provide shipping. The tribunal also found that Spectra Energy LNG breached the LNG Purchase Agreement by failing to perform marketing obligations. The tribunal issued its award on damages on November 30, 2006. In the second quarter of 2007, the parties reached a settlement agreement on claims which accrued on or prior to May 24, 2002 and Spectra Energy LNG received $18 million, which was recorded as $11 million in Income from Discontinued Operations, Net of Tax in the Consolidated Statements of Operations. The parties continue settlement discussions that address Spectra Energy LNG’s claims for the period after May 24, 2002.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan. Various causes of action are alleged, including violations of the

Employee Retirement Income Security Act of 1974 (ERISA) and the Age Discrimination in Employment Act. These allegations arise out of the conversion of the Duke Power Company Employees’ Retirement Plan into the Duke Power Company Retirement Cash Balance Plan. The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. Duke Energy filed its answer in March 2006. A motion to certify a class action was filed by the plaintiffs and Duke Energy filed its response in opposition to this motion. This class certification motion is pending before the federal court along with dispositive motions that have been filed. A hearing on the motions was held in December 2007, and the Court took the matters under advisement. This case may proceed to trial on or after July 2008 based on the current Scheduling Order entered by the Court. A second class action lawsuit was filed in federal court in South Carolina, alleging similar claims and seeking to represent the same class of defendants. The second case has been voluntarily dismissed, without prejudice. In connection with the spin-off from Duke Energy in January 2007, Spectra Energy has agreed to share with Duke Energy any liabilities or damages associated with this matter that relate to Spectra Energy employees that may be members of the plaintiff class. It is not possible to predict with certainty whether Spectra Energy will incur any liability or to estimate the damages, if any, that might be incurred in connection with this matter.

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

Spectra Energy has exposure to certain legal matters that are described herein. Spectra Energy had no material reserves as of March 31, 2008 or December 31, 2007 related to litigation matters in accordance with management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Legal costs related to the defense of loss contingencies are expensed as incurred.

Other Commitments and Contingencies

Spectra Energy Islander East Pipeline Company, LLC (Spectra Islander), a wholly owned subsidiary, is a 50% equity partner and operator for the Islander East pipeline project which is owned by Islander East Pipeline Company, L.L.C. (Islander East), a proposed pipeline that would connect natural gas supplies to markets on Long Island, New York. This project has received FERC and other approvals but has been denied a Section 401 Water Quality Certificate by the State of Connecticut and is the subject of an appeal before the 2nd Circuit U.S. Court of Appeals (the 2nd Circuit). Oral arguments on the appeal were heard in April 2007. In August 2007, a Connecticut U.S. District Court determined that the Secretary of Commerce’s 2004 decision to override the State’s denial to issue a Coastal Zone Management Act (CZM) approval was not supported by the record and remanded the matter back to the Secretary of Commerce. Islander East and the U.S. Office of Solicitor General (the Solicitor General) then filed appeals with the 2nd Circuit U.S. Court of Appeals to overturn the lower court’s decision to remand and the State filed a motion to dismiss claiming the U.S. District Court’s remand order was non-appealable. In January 2008, the 2nd Circuit granted the State’s motion to dismiss. In March 2008, Islander East and the Solicitor General filed separate petitions with the 2nd Circuit seeking reconsideration of the U.S. District Court’s decision in the CZM case. On May 2, 2008, the 2nd Circuit denied Islander East’s appeal to overturn the State’s second denial to issue a Water Quality Certificate. Spectra Islander is reviewing that decision to determine if a petition for review by the entire 2nd Circuit bench or a petition for certiorari with the U.S. Supreme Court is appropriate. Management continues to believe that there are sufficient factual and legal bases supporting Islander East’s position that the State’s denial of the water quality certificate was improper and that the U.S. District Court’s decision was in error. Management has deferred the project completion date from its previous plans to accommodate the petitions for review of the 2nd Circuit’s dismissal of the CZM case and further appeals, if any, following management’s evaluation of the 2nd Circuit’s May 2, 2008 decision. However, if the State’s position is ultimately upheld, Islander East may be unable to proceed with the project as it is currently configured. As of March 31, 2008, Islander East had incurred and capitalized cumulative development costs of $67 million. Algonquin, a wholly owned subsidiary, also has a companion project, the AGT Islander East Lease Project. As of March 31, 2008 Algonquin had incurred and capitalized cumulative development costs of $20 million associated with the AGT Islander East Lease Project. Management expects the development and material costs incurred to date could be utilized by other capital projects of Spectra Energy or a deferred project of Islander East.

See Note 12 for a discussion of guarantees and indemnifications.

12. Guarantees and Indemnifications

Spectra Energy and certain of its subsidiaries have various financial guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include financial guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Spectra Energy and its subsidiaries enter into these arrangements to facilitate a commercial transaction with a third party by enhancing the value of the transaction to the third party. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the Condensed Consolidated Balance Sheets. The possibility of Spectra Energy having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events.

Spectra Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. In connection with the spin-off of Spectra Energy to Duke Energy shareholders, certain guarantees that were previously issued by Spectra Energy have been assigned to, or replaced by, Duke Energy in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified Spectra Energy against any losses incurred under these guarantee arrangements.

The maximum potential amount of future payments Spectra Energy could have been required to make under these performance guarantees as of March 31, 2008 was approximately $868 million, of which approximately $468 million has been indemnified by Duke Energy, as discussed above. Approximately $34 million of the performance guarantees expire in the years 2008 through 2010, with the remaining performance guarantees expiring after 2010 or having no contractual expiration.

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

Westcoast Energy Inc. (Westcoast), a wholly owned subsidiary, has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. Those guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt, purchase contracts and leases. Certain guarantees that were previously issued by Westcoast for obligations of entities that remained a part of Duke Energy are considered guarantees of third-party performance; however, Duke Energy has indemnified Spectra Energy against any losses incurred under these guarantee arrangements.

The maximum potential amount of future payments Westcoast could have been required to make under those performance guarantees of non-wholly owned entities and third-party entities as of March 31, 2008 was $116 million, of which $30 million has been indemnified by Duke Energy, as discussed above. Of the total Westcoast amount, $19 million relates to guarantees associated with the debt at Maritimes & Northeast Limited Partnership, a non-wholly owned consolidated entity. Guarantees related to Westcoast have no contractual expiration.

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

At March 31, 2008, the amounts recorded for the guarantees and indemnifications described above, including the indemnifications by Duke Energy to Spectra Energy, are not material, both individually and in the aggregate.

13. Employee Benefit Plans

Retirement Plans. Effective with the separation from Duke Energy on January 2, 2007, Spectra Energy established a new qualified non-contributory defined benefit (DB) retirement plan for U.S. employees and new non-qualified plans for various executive retirement and savings plans. Spectra Energy’s Westcoast subsidiary maintains retirement plans that cover substantially all employees of Spectra Energy’s Canadian operations. In accordance with the separation agreement with Duke Energy, net qualified pension plan assets of $49 million and $52 million in liabilities associated with various executive retirement and savings plans were transferred to Spectra Energy in 2007.

Spectra Energy’s policy is to fund amounts for U.S. retirement plans on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Spectra Energy did not make contributions to its U.S. retirement plans in the three-month periods ended March 31, 2008 and 2007, and does not anticipate making any contribution to the U.S. plans during the remainder of 2008.

Spectra Energy’s policy is to fund its DB retirement plans in Canada on an actuarial basis and in accordance with Canadian pension standards legislation in order to accumulate assets sufficient to meet benefit payments. Contributions to the defined contribution (DC) retirement plan are determined in accordance with the terms of the plan. Spectra Energy made contributions to the Canadian qualified DB plans of $11 million and $10 million during the three-month periods ended March 31, 2008 and 2007, respectively. Spectra Energy anticipates that it will make total contributions of approximately $35 million to the Canadian DB plans in 2008. Spectra Energy also made contributions to the Canadian DC plan of $2 million and $1 million during the three-month periods ended March 31, 2008 and 2007, respectively. Spectra Energy anticipates that it will make total contributions of approximately $8 million to the Canadian DC plans in 2008.

Qualified Pension Plans – Components of Net Periodic Pension Costs

	U.S.		Canada
	Three Months Ended March 31,
	2008	2007	2008	2007
	(in millions)
Service cost benefit earned	$2	$3	$4	$4
Interest cost on projected benefit obligation	7	6	10	8
Expected return on plan assets	(9)	(9)	(12)	(10)
Amortization of loss	1	1	2	2

Net periodic pension cost	$1	$1	$4	$4

Non-Qualified Pension Benefits Plans – Components of Net Periodic Pension Costs
	U.S.		Canada
	Three Months Ended March 31,
	2008	2007	2008	2007
	(in millions)
Service cost benefit earned	$—	$—	$1	$—
Interest cost on projected benefit obligation	—	—	1	1
Amortization of loss	—	—	—	1

Net periodic pension cost	$—	$—	$2	$2

Other Post-Retirement Benefit Plans. Spectra Energy and most of its subsidiaries provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. In accordance with the separation agreement, $194 million in liabilities associated with other post-retirement benefits were transferred to Spectra Energy upon separation from Duke Energy.

Other Post-Retirement Benefit Plans – Components of Net Periodic Costs

	U.S.		Canada
	Three Months Ended March 31,
	2008	2007	2008	2007
	(in millions)
Service cost benefit	$—	$—	$1	$1
Interest cost on accumulated post-retirement benefit obligation	4	4	1	1
Expected return on plan assets	(1)	(1)	—	—
Amortization of net transition liability	1	1	—	—
Amortization of prior service credit	—	(1)	—	—
Amortization of loss	—	1	—	—

Net periodic other post-retirement benefit cost	$4	$4	$2	$2

14. Consolidating Financial Information

Spectra Energy Corp has fully and unconditionally guaranteed the payment of principal and interest under all series of notes outstanding under the Senior Indenture of Spectra Energy Capital, LLC (Spectra Capital), the wholly owned, consolidated subsidiary of Spectra Energy Corp. In accordance with Securities and Exchange Commission rules, the following condensed consolidating financial information is presented. The information shown for Spectra Energy Corp and Spectra Capital is presented utilizing the equity method of accounting for investments in subsidiaries, as required. The non-guarantor subsidiaries column represents all wholly owned subsidiaries of Spectra Capital. This information should be read in conjunction with Spectra Energy’s accompanying condensed consolidated financial statements and notes thereto.

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2008

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Total operating revenues	$—	$—	$1,608	$—	$1,608
Total operating expenses	5	—	1,106	—	1,111

Operating income (loss)	(5)	—	502	—	497
Equity in earnings of unconsolidated affiliates	—	—	209	—	209
Equity in earnings of subsidiaries	371	552	—	(923)	—
Other income and expenses, net	(1)	2	10	—	11
Interest expense	—	58	100	—	158
Minority interest expense	—	—	19	—	19

Earnings before income taxes	365	496	602	(923)	540
Income tax expense (benefit)	(2)	125	50	—	173

Net income	$367	$371	$552	$(923)	$367

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2007

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Total operating revenues	$—	$—	$1,401	$—	$1,401
Total operating expenses	8	—	974	—	982
Gains on sales of other assets and other, net	—	—	1	—	1

Operating income (loss)	(8)	—	428	—	420
Equity in earnings of unconsolidated affiliates	—	—	90	—	90
Equity in earnings of subsidiaries	239	279	—	(518)	—
Other income and expenses, net	2	(1)	15	—	16
Interest expense	—	52	103	—	155
Minority interest expense	—	—	16	—	16

Earnings before income taxes	233	226	414	(518)	355
Income tax expense (benefit)	(3)	(13)	135	—	119

Net income	$236	$239	$279	$(518)	$236

Spectra Energy Corp

Condensed Consolidating Balance Sheet

March 31, 2008

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Cash and cash equivalents	$—	$—	$252	$—	$252
Receivables (payables)—consolidated subsidiaries	(1)	254	(246)	(7)	—
Receivables—other	1	7	986	—	994
Other current assets	14	—	270	—	284

Total current assets	14	261	1,262	(7)	1,530
Investments in and loans to unconsolidated affiliates	—	—	1,966	—	1,966
Investments in consolidated subsidiaries	7,666	11,486	—	(19,152)	—
Advances receivable (payable)—consolidated subsidiaries	(938)	1,727	(789)	—	—
Goodwill	—	—	3,864	—	3,864
Other assets	104	237	300	—	641
Property, plant and equipment, net	—	—	14,168	—	14,168
Regulatory assets and deferred debits	4	9	930	—	943

Total Assets	$6,850	$13,720	$21,701	$(19,159)	$23,112

Accounts payable (receivable)—consolidated subsidiaries	$7	$42	$(42)	$(7)	$—
Accounts payable—other	2	63	311	—	376
Accrued taxes payable (receivable)	(290)	337	138	—	185
Current maturities of long-term debt	—	148	326	—	474
Other current liabilities	7	1,191	523	—	1,721

Total current liabilities	(274)	1,781	1,256	(7)	2,756
Long-term debt	—	2,465	5,615	—	8,080
Deferred credits and other liabilities	179	1,808	2,536	—	4,523
Minority interests	—	—	808	—	808
Total stockholders’ equity	6,945	7,666	11,486	(19,152)	6,945

Total Liabilities and Stockholders’ Equity	$6,850	$13,720	$21,701	$(19,159)	$23,112

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

Spectra Energy Corp

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2008

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Net cash provided by (used in) operating activities	$(31)	$(86)	$790	$—	$673
Net cash used in investing activities	—	—	(372)	—	(372)
Net cash provided by (used in) financing activities	31	86	(256)	—	(139)
Effect of exchange rate changes on cash	—	—	(4)	—	(4)

Net increase in cash and cash equivalents	—	—	158	—	158
Cash and cash equivalents at beginning of period	—	—	94	—	94

Cash and cash equivalents at end of period	$—	$—	$252	$—	$252

Spectra Energy Corp

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2007

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Net cash provided by (used in) operating activities	$(25)	$(71)	$342	$—	$246
Net cash used in investing activities	—	—	(174)	—	(174)
Net cash provided by financing activities	25	88	107	—	220
Effect of exchange rate changes on cash	—	—	5	—	5

Net increase in cash and cash equivalents	—	17	280	—	297
Cash and cash equivalents at beginning of period	—	(44)	343	—	299

Cash and cash equivalents at end of period	$—	$(27)	$623	$—	$596

15. New Accounting Pronouncements

The following new accounting pronouncements were adopted during the three months ended March 31, 2008:

SFAS No. 157, “Fair Value Measurements.” In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” Also in February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP No. FAS 157-1 by Spectra Energy effective January 1, 2008 did not have a material impact on Spectra Energy’s consolidated results of operations, financial position or cash flows. See Note 10 for further discussion. Spectra Energy has elected to defer the adoption of SFAS No. 157 for its goodwill impairment test and the measurement of asset retirement obligations until January 1, 2009 as permitted.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial instruments at fair value. Spectra Energy has determined it will not elect fair value measurements for financial assets and financial liabilities included in the scope of SFAS No. 159.

EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” In June 2007, the FASB Emerging Issues Task Force (EITF) reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 was applied to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared after December 31, 2007. The effect of adopting EITF 06-11 was not material to Spectra Energy’s consolidated results of operations, financial position or cash flows as of and for three month period ended March 31, 2008 and is not expected to be material to future periods.

The following new accounting pronouncements have been issued, but have not yet been adopted as of March 31, 2008:

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

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” In December 2007, the FASB issued SFAS No. 160 which requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited.

When adopting the presentation and disclosure items, retrospective application to conform previously reported financial statements to the new presentation requirements is required. Changes to reflect the new measurement guidance for increases or decreases in ownership and other changes must be done prospectively. The new requirements for noncontrolling interests, results of operations and comprehensive income of subsidiaries change the presentation of operating results, related per-share information, and equity. SFAS No. 160 requires net income and comprehensive income to be displayed for both the controlling and the noncontrolling interests. Additional required disclosures and reconciliations include a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest.

Spectra Energy continues to examine the balances previously reflected as minority interests on the condensed consolidated balance sheet and of the amount of minority interest net income previously reflected within net income. Spectra Energy cannot currently estimate the full effect that this standard will have on its historical or future consolidated results of operations, financial position and cash flows.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements for SFAS No. 133 with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2008.

16. Subsequent Events

In April 2008, Spectra Energy completed the sale of Saltville Gas Storage Company L.L.C. and the P-25 pipeline to Spectra Energy Partners, LP (Spectra Energy Partners) for $107 million. Proceeds from the sale consisted of 4,207,641 Spectra Energy Partners common units, 85,870 general partner units and $5 million in cash. Spectra Energy’s ownership of Spectra Energy Partners increased from 83% to 84% as a result of the issuance of the new common and general partners units.

In April 2008, Spectra Capital issued $500 million of 6.20% notes due 2018. Net proceeds from the offering were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper as it matures.

Also in April 2008, Union Gas issued 200 million Canadian dollars (approximately $198 million) of 5.35% notes due 2018. Net proceeds from the offering were used to refinance prior debt maturities and for general corporate purposes.

On April 30, 2008, Spectra Energy received a special distribution of $250 million from DCP Midstream from debt financing proceeds received by DCP Midstream.

On May 1, 2008, a subsidiary of Spectra Energy acquired the 24.4 million units of the Income Fund that were held by holders other than Spectra Energy and its affiliates at a purchase price of 11.25 Canadian dollars per unit, for a total purchase price of approximately 274 million Canadian dollars ($271 million). The Income Fund is included in the Western Canada Transmission & Processing business segment. The transaction will be accounted for as a step acquisition, using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” The allocation of the purchase price to the assets acquired and liabilities assumed is not determinable as of the date of this report.

On May 6, 2008, Spectra Energy announced that its Board of Directors had approved a share repurchase program, authorizing Spectra Energy to purchase in the aggregate up to $600 million of shares of its outstanding common stock. Purchases under the program may be made from time to time in the open market or in other transactions such as an accelerated stock repurchase program. Timing of the repurchases will depend on market conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements.

Executive Overview

For the three months ended March 31, 2008 and 2007, Spectra Energy reported net income of $367 million and $236 million, respectively. The increase in net income was primarily due to higher earnings from the Distribution, Western Canada Transmission & Processing, and Field Services operations. The highlights for the three months ended March 31, 2008 include:

•	U.S. Transmission’s earnings benefited from expansion projects and higher commodity prices for processing activities associated with pipeline operations;

•	Distribution results reflect a stronger Canadian dollar, higher storage and transportation revenues and higher usage due to colder winter weather, partially offset by higher operating costs;

•	Western Canada Transmission & Processing earnings increased primarily as a result of stronger NGL prices related to the Empress processing plant and a stronger Canadian dollar;

•	Field Services earnings reflect increased commodity prices and higher volumes in 2008 and exclude the impact of the severe winter storms experienced in the first quarter of 2007; and

•	Results for Other decreased primarily due to a 2007 benefit recognized as a result of the favorable resolution of a legal matter.

As Spectra Energy executes on its strategic objectives, expansion expenditures could average more than $1 billion per year over the next few years. Spectra Energy reported $375 million of capital and investment expenditures in the first quarter of 2008 of the approximately $2.4 billion that is projected for the full year, including maintenance capital.

Capital resources will include new long-term borrowings of approximately $1.5 billion in 2008. In April 2008, Spectra Capital issued $500 million of long-term debt and Union Gas issued 200 million Canadian dollars (approximately $198 million) of long-term debt. See Note 16 for further discussion.

On May 6, 2008, Spectra Energy announced that its Board of Directors had approved a share repurchase program, authorizing Spectra Energy to purchase in the aggregate up to $600 million of shares of its outstanding common stock. Purchases under the program may be made from time to time in the open market or in other transactions such as an accelerated stock repurchase program. Timing of the repurchases will depend on market conditions.

Also on May 6, 2008, Spectra Energy announced that management has recommended to its Board of Directors a dividend increase of $0.02 per common share per quarter, beginning with the third quarter of 2008. If approved, the new annual dividend would be $1.00 per share, representing a nearly 14% increase over the 2007 level of $0.88 per share.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(in millions)
Operating revenues	$1,608	$1,401
Operating expenses	1,111	982
Gains on sales of other assets and other, net	—	1

Operating income	497	420
Other income and expenses, net	220	106
Interest expense	158	155
Minority interest expense	19	16

Earnings before income taxes	540	355
Income tax expense	173	119

Net income	$367	$236

Operating Revenues. The $207 million, or 15%, increase was driven primarily by:

•	the effects of a stronger Canadian dollar on revenues at Western Canada Transmission & Processing and Distribution, and

•	higher NGL prices associated with the Empress operations at Western Canada Transmission & Processing.

Operating Expenses. The $129 million, or 13%, increase was driven primarily by the effects of a stronger Canadian dollar in 2008 compared to 2007.

For a more detailed discussion of operating revenues and expenses, see the segment discussions that follow.

Operating Income. The $77 million, or 18%, increase was driven primarily by a stronger Canadian dollar and higher NGL prices associated with the Empress operations at Western Canada Transmission & Processing.

Other Income and Expenses, net. The $114 million increase represents higher equity in earnings from the Field Services segment, primarily reflecting commodity prices that were almost 70% higher in the first quarter of 2008 as compared to the first quarter of 2007.

Income Tax Expense. The $54 million increase relates primarily to higher earnings in the first quarter of 2008. The effective tax rate decreased from 33.5% in the first quarter of 2007 to 32.0% in the first quarter of 2008, primarily due to lower Canadian statutory tax rates in the 2008 period.

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

EBIT by Business Segment

	Three Months Ended March 31,
	2008	2007
	(in millions)
U.S. Transmission	$226	$220
Distribution	165	144
Western Canada Transmission & Processing	131	74
Field Services	192	82

Total reportable segment EBIT	714	520
Other	(20)	(15)

Total reportable segment and other EBIT	694	505
Interest expense	(158)	(155)
Interest income and other (a)	4	5

Consolidated earnings from continuing operations before income taxes	$540	$355

(a)	Includes foreign currency transaction gains and losses, additional minority interest expense not allocated to the segment results and intersegment eliminations.

Minority interest expense as presented in the following segment-level discussions includes only minority interest expense related to EBIT of non-wholly owned entities. It does not include minority interest expense related to interest and taxes of those operations. The amounts discussed below include intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

U.S. Transmission

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$403	$377	$26
Operating expenses
Operating, maintenance and other	126	105	21
Depreciation and amortization	58	53	5
Gains on sales of other assets and other, net	—	1	(1)

Operating income	219	220	(1)
Other income and expenses, net	21	11	10
Minority interest expense	14	11	3

EBIT	$226	$220	$6

Proportional pipeline throughput, Tbtu (a)	636	608	28

(a)	Trillion British thermal units. Revenues are not significantly affected by pipeline throughput fluctuations, since revenues are primarily composed of demand charges.

Operating Revenues. The $26 million increase was driven primarily by:

•	a $15 million increase from expansion projects placed in service in late 2007, and

•	an $11 million increase in processing revenues associated with pipeline operations, primarily from higher NGL prices.

Operating, Maintenance and Other. The $21 million increase was driven primarily by:

•

a $16 million increase in project development costs as a result of the capitalization of previously expensed costs on northeast expansions in 2007. Of the $16 million, $6 million represents expensed project development costs in 2008, while 2007 included a $10 million net benefit in expenses due to the capitalization of costs during that period, and

•	a $4 million increase from higher labor and outside services costs for pipeline and storage operations.

Other Income and Expenses, net. The $10 million increase was a result of higher equity income from unconsolidated affiliates attributable to the capitalization of interest on construction projects, primarily for the Southeast Supply Header project.

EBIT. The $6 million increase reflects higher earnings from expansion projects, higher commodity prices for gas processing associated with pipeline operations and capitalized interest from equity investee construction projects, partially offset by an increase in project development costs charged to operations.

Distribution

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$800	$713	$87
Operating expenses
Natural gas purchased	492	454	38
Operating, maintenance and other	97	78	19
Depreciation and amortization	47	37	10

Operating income	164	144	20
Other income and expenses, net	1	—	1

EBIT	$165	$144	$21

Number of customers (thousands)	1,293	1,273	20
Heating degree days (Fahrenheit)	3,651	3,591	60
Pipeline throughput, Tbtu	327	300	27

Operating Revenues. The $87 million increase was driven primarily by:

•	a $114 million increase resulting from a stronger Canadian dollar in 2008 as compared to the same period in 2007,

•	a $19 million increase due to growth in the number of customers,

•	a $17 million increase in customer usage of natural gas associated with weather that was approximately 2% colder than the prior year period, and

•	a $7 million increase in storage and transportation revenues primarily due to favorable market conditions and growth of the transmission system, partially offset by

•	a $63 million decrease from lower natural gas prices passed through to customers without a mark-up.

Natural Gas Purchased. The $38 million increase was driven primarily by:

•	a $70 million increase resulting from a stronger Canadian dollar,

•	a $19 million increase due to growth in the number of customers, and

•	a $13 million increase in customer usage of natural gas associated with colder winter weather than the prior year period, partially offset by

•	a $63 million decrease related to lower natural gas prices passed through to customers without a mark-up.

Operating, Maintenance and Other. The $19 million increase was driven primarily by a stronger Canadian dollar.

Depreciation and Amortization. The $10 million increase was driven primarily by:

•	a $7 million increase resulting from a stronger Canadian dollar, and

•	a $3 million increase due to a higher asset base resulting primarily from completion of Phase I of the Dawn-Trafalgar expansion.

EBIT. The $21 million increase was primarily attributable to a stronger Canadian dollar, higher storage and transportation revenues and colder winter weather compared with the prior year period. These earnings contributions were partially offset by higher operating costs.

Western Canada Transmission & Processing

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$405	$311	$94
Operating expenses
Natural gas and petroleum products purchased	130	109	21
Operating, maintenance and other	107	95	12
Depreciation and amortization	37	32	5

Operating income	131	75	56
Other income and expenses, net	3	4	(1)
Minority interest expense	3	5	(2)

EBIT	$131	$74	$57

Pipeline throughput, Tbtu	162	161	1
Volumes processed, Tbtu	173	179	(6)
Empress inlet volumes, Tbtu	217	192	25

Operating Revenues. The $94 million increase was driven primarily by:

•	a $59 million increase resulting from a stronger Canadian dollar, and

•	a $37 million increase due to higher NGL prices associated with the Empress operations.

Natural Gas and Petroleum Products Purchased. The $21 million increase was driven primarily by a stronger Canadian dollar.

Operating, Maintenance and Other. The $12 million increase was driven primarily by a stronger Canadian dollar.

EBIT. The $57 million increase was driven primarily by higher NGL prices that benefited the Empress operations and a stronger Canadian dollar.

Field Services

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(in millions, except where noted)
Operating expenses	$(1)	$—	$(1)

Operating income	1	—	1
Equity in earnings of unconsolidated affiliates	191	82	109

EBIT	$192	$82	$110

Natural gas gathered and processed/transported, Tbtu/d (a,b)	7.2	6.5	0.7
NGL production, MBbl/d (a,c)	380	347	33
Average natural gas price per MMBtu (d)	$8.03	$6.77	$1.26
Average NGL price per gallon (e)	$1.34	$0.87	$0.47

(a)	Reflects 100% of volumes
(b)	Trillion British thermal units per day
(c)	Thousand barrels per day
(d)	Million British thermal units. Average price based on NYMEX Henry Hub.
(e)	Does not reflect results of commodity hedges

EBIT. Higher equity in earnings of $109 million were primarily the result of the following variances, each representing Spectra Energy’s 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $112 million increase from commodity-sensitive processing arrangements due to increased commodity prices,

•

an $18 million increase in gathering and processing margins primarily attributable to increased natural gas volumes, as a result of higher efficiencies, growth and the severe winter weather experienced in the first quarter of 2007, and

•	an $8 million increase attributable to increased transportation, storage and processing fees, partially offset by

•	a $24 million decrease in marketing margins, including an $18 million loss on hedges related to commodity non-trading activity that were executed by DCP Midstream Partners, and

•

a $17 million decrease resulting from higher operating costs of $11 million primarily for higher repair and maintenance costs and higher depreciation expense of $8 million primarily related to asset acquisitions, partially offset by decreased general and administrative costs as a result of $3 million in 2007 costs associated with DCP Midstream’s initiative to create stand-alone corporate functions separate from its two partners.

Other

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(in millions)
Operating revenues	$9	$7	$2
Operating expenses	28	26	2

Operating loss	(19)	(19)	—
Other income and expenses, net	(1)	4	(5)

EBIT	$(20)	$(15)	$(5)

EBIT. The $5 million increase in net costs reflects a benefit recognized from the favorable resolution of a legal matter in the first quarter 2007. The 2007 period also included $3 million of costs associated with the spin-off of Spectra Energy.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities increased $427 million to $673 million for the three months ended March 31, 2008 compared to the same period in 2007. This change was driven primarily by:

•	increased earnings,

•	higher distributions of $115 million received from unconsolidated affiliates in 2008 compared to 2007, primarily from DCP Midstream, and

•	a January 2007 payment of $100 million, which was accrued at December 31, 2006, to resolve certain litigation matters associated with discontinued LNG operations.

Net working capital was negative $1,226 million as of March 31, 2008, which included notes payable and commercial paper totaling $757 million and current maturities of long-term debt of $474 million. Spectra Energy will rely upon cash flows from operations and additional financing transactions to fund its liquidity and capital requirements for the next 12 months including issuances of short-term and long-term debt. See also Financing Cash Flows and Liquidity for discussions of effective shelf registrations, available credit facilities and new debt issuances.

On April 30, 2008, Spectra Energy received a special distribution of $250 million from DCP Midstream from debt financing proceeds received by DCP Midstream.

Investing Cash Flows

Cash flows used in investing activities increased $198 million to $372 million in the first quarter of 2008 compared to the same period in 2007. This change was driven primarily by a $200 million increase in capital and investment expenditures in 2008 as a result of expansion projects underway at each of Spectra Energy’s segments.

	Three Months Ended March 31,
	2008	2007
	(in millions)
Capital and Investment Expenditures
U.S. Transmission	$272	$108
Distribution	63	41
Western Canada Transmission & Processing	32	22
Other	8	4

Total	$375	$175

Capital and investment expenditures for the three months ended March 31, 2008 consisted of $316 million for expansion projects and $59 million for maintenance and other projects.

Spectra Energy continues to project 2008 capital and investment expenditures of approximately $2.4 billion, consisting of approximately $1.7 billion for U.S. Transmission, $0.4 billion for Distribution and $0.3 billion for Western Canada Transmission & Processing. These expenditures exclude the Income Fund acquisition discussed below. Total projected 2008 capital and investment expenditures include approximately $1.9 billion of expansion capital expenditures and $0.5 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. Spectra Energy remains on track to place into service approximately $1.5 billion of capital expansion projects in 2008.

On May 1, 2008, a subsidiary of Spectra Energy acquired the 24.4 million units of the Income Fund that were held by holders other than Spectra Energy and its affiliates at a purchase price of approximately 274 million Canadian dollars ($271 million). See Note 16 for further discussion.

Financing Cash Flows and Liquidity

Net cash used in financing activities totaled $139 million in the first three months of 2008 compared to $220 million net cash provided by financing activities in the first quarter of 2007, driven primarily by lower short-term borrowings in the 2008 period.

Available Credit Facilities and Restrictive Debt Covenants. Commercial paper markets in the U.S. and Canada have recently experienced varying degrees of volatility, primarily due to market concerns about asset-backed commercial paper and sub-prime mortgage exposures. Spectra Energy’s commercial paper is not asset-backed or related to real estate financing, and as such, Spectra Energy has continued to successfully issue commercial paper as needed.

See Note 9 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants.

Credit Ratings. The short-term and long-term debt of Spectra Energy and certain subsidiaries are rated by Standard & Poor’s (S&P), Moody’s Investors Service (Moody’s) and Dominion Bond Rating Service (DBRS).

	Standard and Poor’s	Moody’s Investor Service	Dominion Bond Rating Service
Credit Ratings Summary as of May 5, 2008
Spectra Energy Capital, LLC (a)	BBB	Baa1	Not applicable
Texas Eastern Transmission, LP (a)	BBB+	A3	Not applicable
Westcoast Energy, Inc. (a)	BBB+	Not applicable	A (low)
Union Gas (a)	BBB+	Not applicable	A
Maritimes & Northeast Pipeline, LLC (b)	A	A2	A
Maritimes & Northeast Pipeline, LP (b)	A	A2	A

(a)	Represents senior unsecured credit rating
(b)	Represents senior secured credit rating

The above credit ratings are dependent upon, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures, while maintaining the strength of their current balance sheets. These credit ratings could be negatively impacted if, as a result of market conditions or other factors, they are unable to maintain their current balance sheet strength or if earnings or cash flow outlooks deteriorate materially.

Dividends. Spectra Energy currently anticipates a dividend payout ratio of approximately 60% of estimated annual net income per share of common stock. The declaration and payment of dividends is subject to the sole discretion of Spectra Energy’s Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. A dividend of $0.23 per share was declared on April 4, 2008 and will be paid on June 16, 2008.

Other Financing Matters. On May 6, 2008, Spectra Energy announced that management has recommended to its Board of Directors a dividend increase of $0.02 per common share per quarter, beginning with the third quarter of 2008. If approved, the new annual dividend would be $1.00 per share.

Spectra Energy has an automatic shelf registration statement on file with the SEC to register the issuance of unspecified amounts of various equity and debt securities by Spectra Energy. In addition, as of March 31, 2008, subsidiaries of Spectra Energy had 810 million Canadian dollars (approximately $790 million) available under shelf registrations for issuances in the Canadian market. Of the 810 million Canadian dollars available under these shelf registrations, 500 million expires in May 2008 and 310 million expires in August 2008. The shelf registrations are expected to be replaced upon expiration.

In April 2008, Spectra Capital issued $500 million of 6.20% notes due 2018. Net proceeds from the offering were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper as it matures. Also in April 2008, Union Gas issued 200 million Canadian dollars (approximately $198 million) of 5.35% notes due 2018. Net proceeds from this offering were used to refinance prior debt maturities and for general corporate purposes.

As previously discussed, Spectra Energy announced on May 6, 2008 that its Board of Directors had approved a share repurchase program, authorizing Spectra Energy to purchase in the aggregate up to $600 million of shares of its outstanding common stock.

OTHER ISSUES

New Accounting Pronouncements

See Note 15 of Notes to Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Spectra Energy’s exposure to market risk is described in Item 7A of its Annual Report on Form 10-K for the year ended December 31, 2007. Management believes the exposure to market risk has not changed materially at March 31, 2008.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2008 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding material legal proceedings, see Note 11 of Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Spectra Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect Spectra Energy’s financial condition or future results. There were no changes to those risk factors at March 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number
4.1	Thirteenth Supplemental Indenture, dated as of April 10, 2008, between Spectra Energy Capital, LLC, Spectra Energy Corp and The Bank of New York Trust Company, N.A. (filed as Exhibit 8.1 to Form 8-K on April 10, 2008).

*10.1	Support Agreement among Spectra Energy Midstream Holdco Management Partnership, Spectra Energy Income Fund and Spectra Energy Commercial Trust, dated March 4, 2008.

*10.2	Amendment No. 1, dated April 8, 2008, among Spectra Energy Corp, Spectra Energy Capital, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and the banks listed therein to the Credit Agreement dated May 21, 2007.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

SPECTRA ENERGY CORP

Date: May 9, 2008	/s/ Fred J. Fowler
Fred J. Fowler
President and Chief Executive Officer

Date: May 9, 2008	/s/ Gregory L. Ebel
Gregory L. Ebel
Group Executive and Chief Financial Officer