Form 10-Q
period 2008-06-30
Spectra Energy Corp.
filed 2008-08-08
CIK 1373835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Number of shares of Common Stock, $0.001 par value, outstanding as of July 31, 2008: 614,835,860

SPECTRA ENERGY CORP

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2008

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

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues
Transportation, storage and processing of natural gas	$596	$536	$1,194	$1,078
Distribution of natural gas	296	296	1,026	954
Sales of natural gas liquids	185	94	404	244
Other	64	59	125	110

Total operating revenues	1,141	985	2,749	2,386

Operating Expenses
Natural gas and petroleum products purchased	275	237	896	799
Operating, maintenance and other	344	269	628	527
Depreciation and amortization	151	128	296	250
Property and other taxes	64	49	125	89

Total operating expenses	834	683	1,945	1,665

Gains on Sales of Other Assets and Other, net	32	—	32	1

Operating Income	339	302	836	722

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	243	129	452	219
Other income and expenses, net	10	10	21	26

Total other income and expenses	253	139	473	245

Interest Expense	149	156	307	311
Minority Interest Expense	14	15	33	31

Earnings From Continuing Operations Before Income Taxes	429	270	969	625
Income Tax Expense From Continuing Operations	134	85	307	204

Income From Continuing Operations	295	185	662	421
Income From Discontinued Operations, net of tax	—	11	—	11

Net Income	$295	$196	$662	$432

Common Stock Data
Weighted-average shares outstanding
Basic	630	632	631	631
Diluted	633	635	634	635
Earnings per share from continuing operations
Basic	$0.47	$0.29	$1.05	$0.66
Diluted	$0.47	$0.29	$1.04	$0.66
Earnings per share – total
Basic	$0.47	$0.31	$1.05	$0.68
Diluted	$0.47	$0.31	$1.04	$0.68
Dividends per share	$0.23	$0.22	$0.46	$0.44

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2008	December 31, 2007
ASSETS

Current Assets
Cash and cash equivalents	$89	$94
Short-term investments	46	—
Receivables, net	874	907
Inventory	216	287
Other	294	91

Total current assets	1,519	1,379

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	1,924	1,780
Goodwill	3,880	3,948
Other	609	631

Total investments and other assets	6,413	6,359

Property, Plant and Equipment
Cost	18,616	18,154
Less accumulated depreciation and amortization	4,073	3,854

Net property, plant and equipment	14,543	14,300

Regulatory Assets and Deferred Debits	925	932

Total Assets	$23,400	$22,970

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per-share amounts)

	June 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$468	$363
Notes payable and commercial paper	667	715
Taxes accrued	105	85
Interest accrued	149	146
Current maturities of long-term debt	589	338
Other	889	775

Total current liabilities	2,867	2,422

Long-term Debt	8,490	8,345

Deferred Credits and Other Liabilities
Deferred income taxes	2,917	2,883
Regulatory and other	1,637	1,657

Total deferred credits and other liabilities	4,554	4,540

Commitments and Contingencies

Minority Interests	620	806

Stockholders’ Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par, 1 billion shares authorized, 623 million and 632 million shares outstanding at June 30, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	4,405	4,658
Retained earnings	738	368
Accumulated other comprehensive income	1,725	1,830

Total stockholders’ equity	6,869	6,857

Total Liabilities and Stockholders’ Equity	$23,400	$22,970

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$662	$432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	300	254
Deferred income tax expense	35	88
Minority interest expense	33	31
Equity in earnings of unconsolidated affiliates	(452)	(219)
Distributions received from unconsolidated affiliates	439	119
Other	124	(51)

Net cash provided by operating activities	1,141	654

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(608)	(424)
Investments in and loans to unconsolidated affiliates	(322)	(94)
Acquisition of Spectra Energy Income Fund	(274)	—
Purchases of available-for-sale securities	(880)	—
Proceeds from sales and maturities of available-for-sale securities	910	—
Distributions received from unconsolidated affiliates	149	—
Other	1	14

Net cash used in investing activities	(1,024)	(504)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,400	—
Payments for the redemption of long-term debt	(903)	(38)
Net increase (decrease) in notes payable and commercial paper	(48)	366
Distributions to minority interests	(25)	(23)
Contributions from minority interests	16	—
Repurchase of Spectra Energy common shares	(284)	—
Dividends paid	(292)	(279)
Other	13	3

Net cash provided by (used in) financing activities	(123)	29

Effect of exchange rate changes on cash	1	51

Net increase (decrease) in cash and cash equivalents	(5)	230
Cash and cash equivalents at beginning of period	94	299

Cash and cash equivalents at end of period	$89	$529

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Member’s Equity	Accumulated Other Comprehensive Income			Total
					Foreign Currency Translation Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other
December 31, 2007	$1	$4,658	$368	$—	$2,033	$(8)	$(195)	$6,857
Net income	—	—	662	—	—	—	—	662
Foreign currency translation adjustments	—	—	—	—	(145)	—	—	(145)
Unrealized mark-to-market net gain on hedges	—	—	—	—	—	14	—	14
Pension and benefits impact of SFAS 158	—	—	—	—	—	—	26	26
Common stock repurchase	—	(284)	—	—	—	—	—	(284)
Dividends on common stock	—	—	(292)	—	—	—	—	(292)
Stock-based compensation	—	20	—	—	—	—	—	20
Other	—	11	—	—	—	—	—	11

June 30, 2008	$1	$4,405	$738	$—	$1,888	$6	$(169)	$6,869

December 31, 2006	$—	$—	$—	$4,598	$1,156	$(6)	$(109)	$5,639
Conversion to Spectra Energy Corp	1	4,597	—	(4,598)	—	—	—	—
Net income	—	—	432	—	—	—	—	432
Foreign currency translation adjustments	—	—	—	—	478	—	—	478
Reclassification of cash flow hedges into earnings	—	—	—	—	—	1	—	1
Pension and benefits impact of SFAS 158	—	—	(8)	—	—	—	29	21
FIN 48 implementation	—	—	(26)	—	—	—	—	(26)
Transfer of net assets and liabilities from Duke Energy	—	(3)	—	—	—	—	(100)	(103)
Dividends on common stock	—	—	(279)	—	—	—	—	(279)
Stock-based compensation	—	7	—	—	—	—	—	7

June 30, 2007	$1	$4,601	$119	$—	$1,634	$(5)	$(180)	$6,170

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

Basis of Presentation. The Condensed Consolidated Financial Statements include the accounts of Spectra Energy Corp, its majority-owned subsidiaries where Spectra Energy has control and those variable interest entities, if any, where Spectra Energy is the primary beneficiary. These interim financial statements should be read in conjunction with the consolidated financial statements included in Spectra Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, and reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Spectra Energy’s results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, primarily in the gas distribution operations of Spectra Energy, as well as changing commodity prices on certain of the processing operations and other factors.

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

Reclassifications. The components of Operating Revenues on the Condensed Consolidated Statement of Operations for the 2007 periods have been reclassified to conform to the current reporting presentation.

Spin-off from Duke Energy Corporation. In conjunction with the spin-off of Spectra Energy from Duke Energy Corporation (Duke Energy) on January 2, 2007, Duke Energy transferred to Spectra Energy the assets and liabilities, including related tax effects, associated with Spectra Energy’s employee benefits and captive insurance positions, as well as miscellaneous corporate assets and liabilities. The net effect of these non-cash transfers during the first six months of 2007 is reflected as a decrease of $3 million to Additional Paid-in Capital and a decrease of $100 million to Accumulated Other Comprehensive Income in the Condensed Consolidated Statements of Stockholders’ Equity.

2. Acquisitions and Dispositions

Acquisition – Spectra Energy Income Fund. On May 1, 2008, Westcoast Energy Inc. (Westcoast), a subsidiary of Spectra Energy, acquired the 24.4 million units of the Spectra Energy Income Fund (Income Fund) that were held by non-affiliated holders at a purchase price of 11.25 Canadian dollars per unit, for a total purchase price of 279 million Canadian dollars (approximately $274 million). Westcoast now owns 100% of the Midstream operations. Prior to the acquisition, the Income Fund indirectly held 54% of Spectra Energy’s consolidated Midstream operations and Westcoast indirectly held the remaining 46%. The Income Fund is included in the Western Canada Transmission & Processing business segment. The transaction, primarily driven by changes in Canadian federal tax rules as related to income trusts, was accounted for as a step acquisition, using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.”

The following table summarizes the fair values of the assets acquired and liabilities assumed as of May 1, 2008:

Purchase Price Allocation
(in millions)
Purchase price	$274

Current assets	20
Property, plant and equipment, net	363
Current liabilities	(11)
Long-term debt (intercompany)	(89)
Deferred credits and other liabilities	(9)
Deferred income taxes	(49)

Total assets acquired / liabilities assumed	225

Goodwill	$49

Disposition – Saltville Gas Storage Company L.L.C. and P-25 pipeline. In April 2008, Spectra Energy completed the sale of Saltville Gas Storage Company L.L.C. and the P-25 pipeline to Spectra Energy Partners, LP (Spectra Energy Partners) for $107 million. Proceeds from the sale consisted of 4,207,641 Spectra Energy Partners common units, 85,870 general partner units and $5 million in cash. Spectra Energy’s ownership of Spectra Energy Partners increased from 83% to 84% as a result of the issuance of the new common and general partner units. No gain or loss was recognized on the disposition since this transaction represented a transfer of entities under common control.

3. Business Segments

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

Western Canada Transmission & Processing provides transportation of natural gas, natural gas gathering and processing services, and natural gas liquids (NGLs) extraction, fractionation, transportation, storage and marketing to customers in Western Canada and the northern tier of the United States. This segment conducts business primarily through the BC Pipeline and Field Services operations, the Empress System and the Midstream business, which includes the Income Fund discussed in Note 2. BC Pipeline and Field Services’ operations are primarily subject to the rules and regulations of Canada’s National Energy Board (NEB).

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

On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Spectra Energy, so the associated realized and unrealized gains and losses from foreign currency transactions, and interest and dividend income on those balances are excluded from the segments’ EBIT.

Transactions between reportable segments are accounted for on the same basis as with unaffiliated third parties.

Business Segment Data (a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Earnings from Continuing Operations before Income Taxes
	(in millions)
Three Months Ended June 30, 2008
U.S. Transmission	$399	$1	$400	$244
Distribution	353	—	353	54
Western Canada Transmission & Processing	388	—	388	87
Field Services	—	—	—	216

Total reportable segments	1,140	1	1,141	601
Other	1	11	12	(28)
Eliminations	—	(12)	(12)	—
Interest expense	—	—	—	(149)
Interest income and other (b)	—	—	—	5

Total consolidated	$1,141	$—	$1,141	$429

Three Months Ended June 30, 2007
U.S. Transmission	$369	$1	$370	$223
Distribution	351	—	351	54
Western Canada Transmission & Processing	262	—	262	48
Field Services	—	—	—	123

Total reportable segments	982	1	983	448
Other	3	5	8	(26)
Eliminations	—	(6)	(6)	—
Interest expense	—	—	—	(156)
Interest income and other (b)	—	—	—	4

Total consolidated	$985	$—	$985	$270

Six Months Ended June 30, 2008
U.S. Transmission	$801	$2	$803	$470
Distribution	1,153	—	1,153	219
Western Canada Transmission & Processing	793	—	793	218
Field Services	—	—	—	408

Total reportable segments	2,747	2	2,749	1,315
Other	2	19	21	(48)
Eliminations	—	(21)	(21)	—
Interest expense	—	—	—	(307)
Interest income and other (b)	—	—	—	9

Total consolidated	$2,749	$—	$2,749	$969

Six Months Ended June 30, 2007
U.S. Transmission	$745	$2	$747	$443
Distribution	1,064	—	1,064	198
Western Canada Transmission & Processing	573	—	573	122
Field Services	—	—	—	205

Total reportable segments	2,382	2	2,384	968
Other	4	11	15	(41)
Eliminations	—	(13)	(13)	—
Interest expense	—	—	—	(311)
Interest income and other (b)	—	—	—	9

Total consolidated	$2,386	$—	$2,386	$625

(a)	Segment results exclude discontinued operations.
(b)	Other includes foreign currency transaction gains and losses, additional minority interest expense not allocated to the segment results and intersegment eliminations.

4. Regulatory Matters

Union Gas. Union Gas has rates that are approved by the OEB. Final 2008 rates, reflecting the incentive regulation settlement agreement accepted by the OEB on January 17, 2008, were implemented April 1, 2008, retroactive to January 1, 2008.

In November 2006, Union Gas received a decision from the OEB on the regulation of rates for gas storage services in Ontario (the Storage Forbearance Decision). The OEB determined that it would not regulate the rates for storage services to customers outside Union Gas’ franchise area or the rates for new storage services to customers within its franchise area. The Storage Forbearance Decision requires Union Gas to continue to share long-term storage margin with ratepayers over a four-year phase-out period that started in 2007.

In March 2008, Union Gas applied to the OEB for the annual disposition of its 2007 non-commodity deferral account balances. The OEB issued its decision in this application in June 2008 finding that Union Gas should share revenue on all long-term storage contracts. Union Gas had previously interpreted the Storage Forbearance Decision to apply only to those contracts that were in existence as of the date of the Storage Forbearance Decision. Union Gas has appealed this decision and expects the OEB to hear its motion in the third quarter of 2008 and issue its decision by year-end. Union Gas recorded a $15 million charge to Transportation, Storage and Processing of Natural Gas operating revenues on the Condensed Consolidated Statement of Operations in the second quarter of 2008 as a result of this decision.

BC Pipeline. The existing two-year BC Pipeline settlement agreement reached with customers and approved by the NEB expired on December 31, 2007. On December 18, 2007, the NEB approved 2008 interim transportation tolls. On May 22, 2008, the NEB approved BC Pipeline’s application requesting the approval of 2008 revised interim tolls effective June 1, 2008. BC Pipeline and its customers have recently reached an agreement in principle regarding the determination of tolls for transmission services for 2008, 2009 and 2010, subject to completion of the final form of settlement agreement and approval by the NEB. Approval by the NEB of the settlement agreement is required for the existing interim tolls to be deemed final tolls.

Maritimes & Northeast Pipeline Limited Partnership (M&N LP). In 2007, M&N LP operated under an NEB-approved toll settlement that expired December 31, 2007. A toll settlement agreement for the 2008 fiscal year was approved by the NEB on January 16, 2008.

5. Gains on the Sales of Other Assets and Other, net

In the second quarter of 2008, Spectra Energy’s U.S. Transmission segment received shares of stock as consideration for a customer bankruptcy settlement and recorded a gain of $31 million ($21 million after tax) which is reflected in Gains on Sales of Other Assets and Other, Net in the Condensed Consolidated Statements of Operations. Subsequent to receipt, the securities were accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as available-for-sale securities and are included in Short-Term Investments on the Condensed Consolidated Balance Sheet at June 30, 2008.

6. Income Taxes

Income tax expense from continuing operations for the three and six-month periods ended June 30, 2008 was $134 million and $307 million, respectively, compared to $85 million and $204 million reported in the same periods in 2007, increasing primarily as a result of higher earnings in 2008.

The effective tax rate for income from continuing operations for the three months ended June 30, 2008 was 31.2% as compared to 31.5% for the same period in 2007. The effective tax rate for the six months ended June 30, 2008 was 31.7% as compared to 32.6% for the same period of 2007. The lower effective tax rates in the current periods primarily relate to enacted Canada provincial tax rate reductions.

Spectra Energy recognized no material changes in unrecognized tax benefits during the three and six-month periods ended June 30, 2008. Although uncertain, Spectra Energy believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $11 million prior to June 30, 2009. The anticipated changes in unrecognized tax benefits relate to expected audit settlements focused primarily on classification of certain tax attributes, transfer pricing and expiration of statutes of limitations.

7. Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity. Components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Net income	$295	$196	$662	$432

Other comprehensive income
Foreign currency translation adjustments	21	450	(145)	478
Reclassification of cash flow hedges into earnings (a)	17	1	14	1
Pension and benefits impact of SFAS 158 (b)	6	—	26	—

Other comprehensive income, net of tax	44	451	(105)	479

Total comprehensive income	$339	$647	$557	$911

(a)	Net of $4 million and $3 million of tax expense for the three and six months ended June 30, 2008, respectively.
(b)	Includes $1 million of net tax expense and $15 million of net tax benefits for the three and six months ended June 30, 2008, respectively.

8. Earnings per Common Share

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

The following table presents Spectra Energy’s basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions, except per-share amounts)
Income from continuing operations	$295	$185	$662	$421
Income from discontinued operations, net of tax	—	11	—	11

Net income	$295	$196	$662	$432

Weighted average common shares
Basic	630	632	631	631
Diluted	633	635	634	635
Basic earnings per common share
Continuing operations	$0.47	$0.29	$1.05	$0.66
Discontinued operations, net of tax	—	0.02	—	0.02

Total basic earnings per common share	$0.47	$0.31	$1.05	$0.68

Diluted earnings per common share
Continuing operations	$0.47	$0.29	$1.04	$0.66
Discontinued operations, net of tax	—	0.02	—	0.02

Total diluted earnings per common share	$0.47	$0.31	$1.04	$0.68

Weighted-average shares used to calculate diluted EPS includes the effect of certain options and restricted stock awards. Certain other options and stock awards related to approximately six million shares for the periods presented were not included in the calculation of diluted EPS because either the option exercise prices were greater than the average market price of the common shares during these periods or performance measures related to the awards had not yet been met.

9. Inventory

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

The components of inventory are as follows:

	June 30, 2008	December 31, 2007
	(in millions)
Natural gas	$65	$154
Natural gas liquids	55	25
Materials and supplies	96	108

Total inventory	$216	$287

10. Investments in and Loans to Unconsolidated Affiliates

Spectra Energy’s most significant investment in unconsolidated affiliates is the 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating revenues	$4,831	$3,209	$8,877	$6,099
Operating expenses	4,475	2,931	8,109	5,617
Operating income	356	278	768	482
Net income	433	245	816	409

As further discussed in Note 14, Spectra Energy entered into a propane sales agreement with an affiliate of DCP Midstream in the second quarter of 2008. During the three months ended June 30, 2008, Spectra Energy recorded revenues of $14 million associated with this agreement, classified within Income From Discontinued Operations, Net of Tax.

In the first half of 2008, Spectra Energy loaned Southeast Supply Header, LLC (SESH), a 50%-owned equity affiliate, $92 million in connection with the construction of SESH pipeline facilities. Loans receivable from SESH totaled $238 million at June 30, 2008 and $146 million at December 31, 2007.

In the first half of 2008, Spectra Energy loaned Steckman Ridge, LP (Steckman), a 50%-owned equity affiliate, $14 million in connection with the construction of Steckman storage facilities. Loans receivable from Steckman totaled $17 million at June 30, 2008 and $3 million at December 31, 2007.

11.	Debt and Credit Facilities

Credit Facilities Summary

				Outstanding at June 30, 2008
	Expiration Date	Credit Facilities Capacity		Commercial Paper	Term Loan	Revolving Credit	Letters of Credit	Total
				(in millions)
Spectra Energy Capital, LLC	2012	$1,500	(a)	$584	$—	$—	$5	$589
Westcoast Energy, Inc.	2011	196	(b)	83	—	—	—	83
Union Gas Limited	2012	489	(c)	—	—	—	—	—
Spectra Energy Partners, LP	2012	500	(d)	—	94	146	—	240

Total		$2,685		$667	$94	$146	$5	$912

(a)	Contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%.

(b)	Denominated in Canadian dollars totaling 200 million and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75%.
(c)	Denominated in Canadian dollars totaling 500 million and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year.
(d)	Contains a covenant requiring the borrower to collateralize the term loan with qualifying investment-grade securities in an amount equal to or greater than the outstanding principal amount of the loan. The terms of the credit facility allow for liquidation of collateral to fund capital expenditures or certain acquisitions provided that an equal amount of term loan is converted to a revolving loan. Investments in marketable securities totaling $95 million at June 30, 2008 and $155 million at December 31, 2007 were pledged as collateral against the term loan. These investments are classified as Investments and Other Assets – Other on the Condensed Consolidated Balance Sheets.

Spectra Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2008, Spectra Energy was in compliance with those covenants. In addition, credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in certain cases, due to the acceleration of other significant indebtedness of the borrower or certain of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

In April 2008, Spectra Energy Capital, LLC (Spectra Capital) issued $500 million of 6.20% notes due 2018. Net proceeds from the offering were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper as it matures. Also in April 2008, Union Gas issued 200 million Canadian dollars (approximately $198 million) of 5.35% notes due 2018. Net proceeds from the offering were used to refinance prior debt maturities and for general corporate purposes.

12. Common Stock Repurchases

On May 6, 2008, Spectra Energy’s Board of Directors authorized a share repurchase program of up to $600 million. Purchases of Spectra Energy common stock under the program may be made from time to time in the open market. The shares are retired upon repurchase and presented as a reduction to Additional Paid-In Capital on the Condensed Consolidated Balance Sheet. Stock repurchases under the approved plan totaled $284 million as of June 30, 2008. The program does not have an expiration date; however, significant purchases were completed in July 2008 and Spectra Energy expects to complete the repurchase of the $600 million of shares during August 2008.

13. Fair Value Measurements

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

•	Level 3 – Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The following table presents, for each of the fair value hierarchy levels, Spectra Energy’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008.

Description	Balance Sheet Caption	Total at June 30, 2008	Level 1	Level 2	Level 3
		(in millions)
Available-for-sale securities	Cash and cash equivalents	$23	$—	$23	$—
Short term investment	Short-term investments	15	15	—	—
Available-for-sale securities	Short-term investments	31	31	—	—
Short-term derivative assets	Other current assets	108	—	—	108
Available-for-sale securities	Investments and other assets-other	134	39	95	—
Employee benefit assets	Investments and other assets-other	24	24	—	—
Long-term derivative assets	Investments and other assets-other	93	—	14	79

Total Assets		$428	$109	$132	$187

Long-term derivative liabilities	Deferred credits and other liabilities-regulatory and other	14	—	14	—

Total Liabilities		$14	$—	$14	$—

The table below reconciles assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Short-Term Derivative Asset	Short-Term Derivative Liability	Long-Term Derivative Asset	Long-Term Derivative Liability
	(in millions)
Three Months Ended June 30, 2008
Fair value, March 31, 2008	$51	$(7)	$62	$—
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	—
Included in regulatory assets	55	—	—	—
Included in Other Comprehensive Income	—	2	17	—
Normal purchases and sales election under SFAS No. 133	—	—	—	—
Purchases, issuances and settlements	2	5	—	—

Fair value, June 30, 2008	$108	$—	$79	$—

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets held at June 30, 2008	$—	$—	$—	$—

Six Months Ended June 30, 2008
Fair value, December 31, 2007	$—	$—	$47	$(21)
Total gains or losses (realized/unrealized):
Included in earnings	—	—	11	(11)
Included in regulatory assets	105	—	—	—
Included in Other Comprehensive Income	—	(5)	21	—
Normal purchases and sales election under SFAS No. 133	—	—	—	32
Purchases, issuances and settlements	3	5	—	—

Fair value, June 30, 2008	$108	$—	$79	$—

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets held at June 30, 2008	$—	$—	$11	$(11)

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

Gains and losses for the three and six months ended June 30, 2008 associated with the long-term derivative asset and liability are reported in Other Income and Expenses, net on the Condensed Consolidated Statement of Operations and are of offsetting amounts, and as such, have no net impact on the Condensed Consolidated Statements of Operations.

During 2008, there were no adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

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

Extended Environmental Activities, Accruals. Included in Deferred Credits and Other Liabilities— Regulatory and Other on the Condensed Consolidated Balance Sheets were accruals related to extended environmental-related activities totaling $20 million as of June 30, 2008 and $22 million as of December 31, 2007. These accruals represent provisions for costs associated with remediation activities at some current and former sites, as well as other environmental contingent liabilities. Management believes that completion or resolution of these matters will not have a material adverse effect on Spectra Energy’s consolidated results of operations, financial position or cash flows.

Litigation

Sonatrach/Sonatrading Arbitration. In an arbitration proceeding that commenced in January 2001 in London, England, Duke Energy LNG Sales Inc., now Spectra Energy LNG Sales, Inc. (Spectra Energy LNG), claimed that Sonatrach, the Algerian state-owned energy company, together with its subsidiary, Sonatrading, breached their shipping obligations under a liquefied natural gas (LNG) purchase agreement and related transportation agreements (the LNG Agreements) relating to Spectra Energy LNG’s purchase of LNG from Algeria and its transportation by LNG tanker to Lake Charles, Louisiana. Sonatrading and Sonatrach claimed that

Spectra Energy LNG had repudiated the LNG Agreements by allegedly failing to diligently perform LNG marketing obligations. In 2003, the arbitration tribunal issued a Partial Award on liability issues and found that Sonatrach and Sonatrading breached their obligations to provide shipping. The tribunal also found that Spectra Energy LNG breached the LNG Purchase Agreement by failing to perform marketing obligations. The tribunal issued its award on damages on November 30, 2006. In the second quarter of 2007, the parties reached a settlement agreement on claims which accrued on or prior to May 24, 2002 and Spectra Energy LNG received $18 million, which was recorded as $11 million in Income from Discontinued Operations, Net of Tax in the Consolidated Statements of Operations. In June 2008, the parties entered into a settlement agreement under which Spectra Energy LNG’s claims for the period after May 2002 were satisfied pursuant to commercial transactions involving the purchase of propane from Sonatrach. Spectra Energy entered into associated agreements with an affiliate of DCP Midstream and another party for the sale of these propane volumes. Net purchases and sales of propane under these arrangements are recorded as Income from Discontinued Operations, Net of Tax. During June 2008, the net income associated with this activity was minimal.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina in 2006 against Duke Energy and the Duke Energy Retirement Cash Balance Plan. A second similar class action was also filed in 2006 alleging similar claims and seeking to represent the same class of defendants, but this second case was dismissed without prejudice, and only the first case has moved forward. Various causes of action were alleged in the class action lawsuit, including violations of the Employee Retirement Income Security Act of 1974 (ERISA) and the Age Discrimination in Employment Act. These allegations arise out of the conversion of the Duke Power Company Employees’ Retirement Plan into the Duke Power Company Retirement Cash Balance Plan. The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. Duke Energy filed its answer in March 2006, and various motions were thereafter filed by the parties, including plaintiffs’ motion to certify a class, Duke Energy’s motion to dismiss, and cross motions for summary judgment filed by both the plaintiffs and Duke Energy. A hearing on the motions was held in December 2007, and the Court issued a series of rulings in June 2008 denying the plaintiffs class certification motion, dismissing certain of the causes of action originally filed by plaintiffs and allowing other causes of action to proceed. As a result of these rulings, the Plaintiffs re-filed a new Amended Class Action Complaint in June 2008 asserting and re-pleading the claims which the Court is allowing to proceed. A new scheduling order has been entered and it is expected that certain discovery activities will ensue with respect to the surviving causes of action. Duke Energy filed a motion to dismiss in July 2008 requesting the dismissal of plaintiffs’ breach of fiduciary claims.

In connection with the spin-off from Duke Energy in January 2007, Spectra Energy has agreed to share with Duke Energy any liabilities or damages associated with this matter that relate to Spectra Energy employees that may be members of a plaintiff class if one is certified. It is not possible to predict with certainty whether Spectra Energy will incur any liability or to estimate the damages, if any, that might be incurred in connection with this matter.

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

Spectra Energy has exposure to certain legal matters that are described herein. Spectra Energy had no material reserves as of June 30, 2008 or December 31, 2007 related to litigation matters in accordance with management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Legal costs related to the defense of loss contingencies are expensed as incurred.

Other Commitments and Contingencies

Spectra Energy Islander East Pipeline Company, LLC (Spectra Islander), a wholly owned subsidiary, is a 50% equity partner and operator for the Islander East pipeline project which is owned by Islander East Pipeline Company, L.L.C. (Islander East), a proposed pipeline that would connect natural gas supplies to markets on Long Island, New York. This project has received FERC and other approvals but has been denied a Section 401 Water Quality Certificate (WQC) by the State of Connecticut and was the subject of an appeal before the 2nd Circuit U.S. Court of Appeals (the 2nd Circuit) filed in December 2006. On May 2, 2008, the 2nd Circuit denied Islander East’s appeal concerning the State’s second WQC denial. Islander East subsequently filed a petition with the 2nd Circuit seeking reconsideration of the court’s denial in the WQC case. In August 2007, a Connecticut U.S. District Court determined that the Secretary of Commerce’s 2004 decision to override the State’s denial to issue a Coastal Zone Management Act (CZM) approval was not supported by the record and remanded the matter back to the Secretary of Commerce. Islander East and the U.S. Office of Solicitor General (the Solicitor General) subsequently filed appeals with the 2nd Circuit to overturn the lower court’s decision to remand and the State filed a motion to dismiss claiming the U.S. District Court’s remand order was non-appealable. In January 2008, the 2nd Circuit granted the State’s motion to dismiss. In March 2008, Islander East and the Solicitor General filed separate petitions with the 2nd Circuit seeking reconsideration of the 2nd Circuit’s decision in the CZM case. On June 23, 2008, the 2nd Circuit denied the petitions for both the CZM and WQC matters. Islander East and the Solicitor General are consulting on the next steps concerning the CZM matter and Islander East intends to file a petition for a writ of certiorari with the U.S. Supreme Court to seek review of the WQC matter. Management continues to believe that there are sufficient factual and legal bases supporting Islander East’s position that the State’s denial of the WQC was in error. Due to the appellate process, management has deferred the project completion date from its previous plans to accommodate the U.S. Supreme Court’s review of the petition for a writ of certiorari. However, Islander East remains committed to serving this market area through the development of a future firm transportation project. As of June 30, 2008, Islander East had incurred and capitalized cumulative development costs of $60 million (100% Islander East project level). Algonquin Gas Transmission, LLC (Algonquin), a wholly owned subsidiary, also has a companion project, the AGT Islander East Lease Project. As of June 30, 2008 Algonquin had incurred and capitalized cumulative development costs of $20 million associated with the AGT Islander East Lease Project. Management expects the development and material costs incurred to date could be utilized by other capital projects of Spectra Energy or a deferred project of Islander East, or with respect to materials, sales to third parties.

See Note 15 for a discussion of guarantees and indemnifications.

15. Guarantees and Indemnifications

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

The maximum potential amount of future payments Spectra Energy could have been required to make under these performance guarantees as of June 30, 2008 was approximately $468 million, which has been indemnified by Duke Energy, as discussed above. Approximately $33 million of the performance guarantees will expire during the remainder of 2008 through 2010, with the remaining performance guarantees expiring after 2010 or having no contractual expiration.

Additionally, Spectra Energy has issued joint and several guarantees to some of the Duke/Fluor Daniel (D/FD) project owners, guaranteeing the performance of D/FD under its engineering, procurement and construction contracts and other contractual commitments. D/FD is one of the entities transferred to Duke Energy in connection with the spin-off of Spectra Energy from Duke Energy. Substantially all of these guarantees have no contractual expiration and no stated maximum amount of future payments that Spectra Energy could be required to make. Fluor Enterprises Inc., as 50% owner in D/FD, has issued similar joint and several guarantees to the same D/FD project owners. In accordance with the D/FD partnership agreement, each of the partners is responsible for 50% of any payments to be made under those guarantees.

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

The maximum potential amount of future payments Westcoast could have been required to make under those performance guarantees of non-wholly owned entities and third-party entities as of June 30, 2008 was $119 million, of which $30 million has been indemnified by Duke Energy, as discussed above. Of the total Westcoast amount, $19 million relates to guarantees associated with the debt at M&N LP, a non-wholly owned consolidated entity. Guarantees related to Westcoast have no contractual expiration.

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

At June 30, 2008, the amounts recorded for the guarantees and indemnifications described above, including the indemnifications by Duke Energy to Spectra Energy, are not material, both individually and in the aggregate.

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

Spectra Energy’s policy is to fund amounts for U.S. qualified retirement plans on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Spectra Energy did not make contributions to its U.S. retirement plans in the six-month periods ended June 30, 2008 and 2007, and does not anticipate making any contributions to the U.S. plans during the remainder of 2008.

Spectra Energy’s policy is to fund its DB retirement plans in Canada on an actuarial basis and in accordance with Canadian pension standards legislation in order to accumulate assets sufficient to meet benefit payments. Contributions to the defined contribution (DC) retirement plan are determined in accordance with the terms of the plan. Spectra Energy made contributions to the Canadian qualified DB plans of $18 million and $21 million during the six-month periods ended June 30, 2008 and 2007, respectively. Spectra Energy anticipates that it will make total contributions of approximately $37 million to the Canadian DB plans in 2008. Spectra Energy also made contributions to the Canadian DC plan of $2 million during each of the six-month periods ended June 30, 2008 and 2007. Spectra Energy anticipates that it will make total contributions of approximately $5 million to the Canadian DC plans in 2008.

Qualified Pension Plans – Components of Net Periodic Pension Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
U.S.
Service cost benefit earned	$3	$2	$5	$5
Interest cost on projected benefit obligation	7	7	14	13
Expected return on plan assets	(9)	(9)	(18)	(18)
Amortization of loss	—	2	1	3

Net periodic pension cost	$1	$2	$2	$3

Canada
Service cost benefit earned	$4	$3	$8	$7
Interest cost on projected benefit obligation	10	9	20	17
Expected return on plan assets	(12)	(10)	(24)	(20)
Amortization of loss	1	2	3	4

Net periodic pension cost	$3	$4	$7	$8

Non-Qualified Pension Benefits Plans – Components of Net Periodic Pension Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
U.S.
Interest cost on projected benefit obligation	$1	$1	$1	$1

Net periodic pension cost	$1	$1	$1	$1

Canada
Service cost benefit earned	$—	$—	$1	$—
Interest cost on projected benefit obligation	2	1	3	2
Amortization of loss	—	—	—	1

Net periodic pension cost	$2	$1	$4	$3

Other Post-Retirement Benefit Plans. Spectra Energy and most of its subsidiaries provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. In accordance with the separation agreement, $194 million in liabilities associated with other post-retirement benefits were transferred to Spectra Energy upon the separation from Duke Energy.

Other Post-Retirement Benefit Plans – Components of Net Periodic Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
U.S.
Interest cost on accumulated post-retirement benefit obligation	$3	$4	$7	$8
Expected return on plan assets	(2)	(1)	(3)	(2)
Amortization of net transition liability	2	1	3	2
Amortization of prior service credit	—	—	—	(1)
Amortization of loss	1	1	1	2

Net periodic other post-retirement benefit cost	$4	$5	$8	$9

Canada
Service cost benefit earned	$—	$—	$1	$1
Interest cost on accumulated post-retirement benefit obligation	2	1	3	2

Net periodic other post-retirement benefit cost	$2	$1	$4	$3

17. Consolidating Financial Information

Spectra Energy Corp has fully and unconditionally guaranteed the payment of principal and interest under all series of notes outstanding under the Senior Indenture of Spectra Capital, the wholly owned, consolidated subsidiary of Spectra Energy Corp. In accordance with Securities and Exchange Commission (SEC) rules, the following condensed consolidating financial information is presented. The information shown for Spectra Energy Corp and Spectra Capital is presented utilizing the equity method of accounting for investments in subsidiaries, as required. The non-guarantor subsidiaries column represents all wholly owned subsidiaries of Spectra Capital. This information should be read in conjunction with Spectra Energy’s accompanying condensed consolidated financial statements and notes thereto.

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2008

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Total operating revenues	$—	$—	$1,141	$—	$1,141
Total operating expenses	5	1	828	—	834
Gains on sales of other assets and other, net	—	—	32	—	32

Operating income (loss)	(5)	(1)	345	—	339
Equity in earnings of unconsolidated affiliates	—	—	243	—	243
Equity in earnings of subsidiaries	299	475	—	(774)	—
Other income and expenses, net	(1)	4	7	—	10
Interest expense	—	51	98	—	149
Minority interest expense	—	—	14	—	14

Earnings before income taxes	293	427	483	(774)	429
Income tax expense (benefit)	(2)	128	8	—	134

Net income	$295	$299	$475	$(774)	$295

Spectra Energy Corp Condensed Consolidating Statement of Operations Three Months Ended June 30, 2007 (In millions)
	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Total operating revenues	$—	$—	$985	$—	$985
Total operating expenses	10	1	672	—	683

Operating income (loss)	(10)	(1)	313	—	302
Equity in earnings of unconsolidated affiliates	—	—	129	—	129
Equity in earnings of subsidiaries	204	238	—	(442)	—
Other income and expenses, net	(2)	—	12	—	10
Interest expense	—	51	105	—	156
Minority interest expense	—	—	15	—	15

Earnings from continuing operations before income taxes	192	186	334	(442)	270
Income tax expense (benefit) from continuing operations	(4)	(18)	107	—	85
Income from discontinued operations, net of tax	—	—	11	—	11

Net income	$196	$204	$238	$(442)	$196

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2008

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Total operating revenues	$—	$—	$2,749	$—	$2,749
Total operating expenses	10	1	1,934	—	1,945
Gains on sales of other assets and other, net	—	—	32	—	32

Operating income (loss)	(10)	(1)	847	—	836
Equity in earnings of unconsolidated affiliates	—	—	452	—	452
Equity in earnings of subsidiaries	670	1,027	—	(1,697)	—
Other income and expenses, net	(2)	6	17	—	21
Interest expense	—	109	198	—	307
Minority interest expense	—	—	33	—	33

Earnings before income taxes	658	923	1,085	(1,697)	969
Income tax expense (benefit)	(4)	253	58	—	307

Net income	$662	$670	$1,027	$(1,697)	$662

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2007

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Total operating revenues	$—	$—	$2,386	$—	$2,386
Total operating expenses	18	1	1,646	—	1,665
Gains on sales of other assets and other, net	—	—	1	—	1

Operating income (loss)	(18)	(1)	741	—	722
Equity in earnings of unconsolidated affiliates	—	—	219	—	219
Equity in earnings of subsidiaries	443	517	—	(960)	—
Other income and expenses, net	—	(1)	27	—	26
Interest expense	—	103	208	—	311
Minority interest expense	—	—	31	—	31

Earnings from continuing operations before income taxes	425	412	748	(960)	625
Income tax expense (benefit) from continuing operations	(7)	(31)	242	—	204
Income from discontinued operations, net of tax	—	—	11	—	11

Net income	$432	$443	$517	$(960)	$432

Spectra Energy Corp

Condensed Consolidating Balance Sheet

June 30, 2008

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Cash and cash equivalents	$—	$—	$89	$—	$89
Receivables (payables)—consolidated subsidiaries	19	254	(248)	(25)	—
Receivables—other	9	8	857	—	874
Other current assets	12	1	543	—	556

Total current assets	40	263	1,241	(25)	1,519
Investments in and loans to unconsolidated affiliates	—	—	1,924	—	1,924
Investments in consolidated subsidiaries	7,998	11,553	—	(19,551)	—
Advances receivable (payable)—consolidated subsidiaries	(1,571)	2,344	(773)	—	—
Goodwill	—	—	3,880	—	3,880
Other assets	102	390	117	—	609
Property, plant and equipment, net	—	—	14,543	—	14,543
Regulatory assets and deferred debits	5	12	908	—	925

Total Assets	$6,574	$14,562	$21,840	$(19,576)	$23,400

Accounts payable (receivable)—consolidated subsidiaries	$5	$42	$(22)	$(25)	$—
Accounts payable—other	2	122	344	—	468
Accrued taxes payable (receivable)	(498)	470	133	—	105
Current maturities of long-term debt	—	148	441	—	589
Other current liabilities	17	1,022	666	—	1,705

Total current liabilities	(474)	1,804	1,562	(25)	2,867
Long-term debt	—	2,955	5,535	—	8,490
Deferred credits and other liabilities	179	1,805	2,570	—	4,554
Minority interests	—	—	620	—	620
Total stockholders’ equity	6,869	7,998	11,553	(19,551)	6,869

Total Liabilities and Stockholders’ Equity	$6,574	$14,562	$21,840	$(19,576)	$23,400

Spectra Energy Corp

Condensed Consolidating Balance Sheet

December 31, 2007

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Cash and cash equivalents	$—	$—	$94	$—	$94
Receivables (payables)–consolidated subsidiaries	(9)	269	(255)	(5)	—
Receivables—other	2	8	897	—	907
Other current assets	8	1	369	—	378

Total current assets	1	278	1,105	(5)	1,379
Investments in and loans to unconsolidated affiliates	—	3	1,777	—	1,780
Investments in consolidated subsidiaries	7,434	10,281	—	(17,715)	—
Advances receivable (payable)—consolidated subsidiaries	(752)	2,369	(1,617)	—	—
Goodwill	—	—	3,948	—	3,948
Other assets	100	210	321	—	631
Property, plant and equipment, net	—	2	14,298	—	14,300
Regulatory assets and deferred debits	5	7	920	—	932

Total Assets	$6,788	$13,150	$20,752	$(17,720)	$22,970

Accounts payable (receivable)—consolidated subsidiaries	$5	$42	$(42)	$(5)	$—
Accounts payable—other	7	107	249	—	363
Accrued taxes payable (receivable)	(278)	233	130	—	85
Current maturities of long-term debt	—	—	338	—	338
Other current liabilities	26	544	1,066	—	1,636

Total current liabilities	(240)	926	1,741	(5)	2,422
Long-term debt	—	2,975	5,370	—	8,345
Deferred credits and other liabilities	171	1,815	2,554	—	4,540
Minority interests	—	—	806	—	806
Total stockholders’ equity	6,857	7,434	10,281	(17,715)	6,857

Total Liabilities and Stockholders’ Equity	$6,788	$13,150	$20,752	$(17,720)	$22,970

Spectra Energy Corp

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2008

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Net cash provided by (used in) operating activities	$(187)	$(65)	$1,393	$—	$1,141
Net cash used in investing activities	—	(105)	(919)	—	(1,024)
Net cash provided by (used in) financing activities	187	170	(480)	—	(123)
Effect of exchange rate changes on cash	—	—	1	—	1

Net decrease in cash and cash equivalents	—	—	(5)	—	(5)
Cash and cash equivalents at beginning of period	—	—	94	—	94

Cash and cash equivalents at end of period	$—	$—	$89	$—	$89

Spectra Energy Corp Condensed Consolidating Statement of Cash Flows Six Months Ended June 30, 2007 (In millions)
	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Net cash provided by (used in) operating activities	$(51)	$(39)	$744	$—	$654
Net cash used in investing activities	—	—	(504)	—	(504)
Net cash provided by (used in) financing activities	51	83	(105)	—	29
Effect of exchange rate changes on cash	—	—	51	—	51

Net increase in cash and cash equivalents	—	44	186	—	230
Cash and cash equivalents at beginning of period	—	(44)	343	—	299

Cash and cash equivalents at end of period	$—	$—	$529	$—	$529

18. New Accounting Pronouncements

The following new accounting pronouncements were adopted during the six months ended June 30, 2008:

SFAS No. 157, “Fair Value Measurements.” In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” Also in February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statement on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP No. FAS 157-1 by Spectra Energy effective January 1, 2008 did not have a material impact on Spectra Energy’s consolidated results of operations, financial position or cash flows. See Note 13 for further discussion. Spectra Energy has elected to defer the adoption of SFAS No. 157 for its goodwill impairment test and the measurement of asset retirement obligations until January 1, 2009 as permitted.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial instruments at fair value. Spectra Energy has determined it will not elect fair value measurements for financial assets and financial liabilities included in the scope of SFAS No. 159.

EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” In June 2007, the FASB Emerging Issues Task Force (EITF) reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 was applied to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared after December 31, 2007. The effect of adopting EITF 06-11 was not material to Spectra Energy’s consolidated results of operations, financial position or cash flows as of and for the six-month period ended June 30, 2008 and is not expected to be material to future periods.

The following new accounting pronouncements have been issued, but have not yet been adopted as of June 30, 2008:

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

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements for SFAS No. 133 with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2008.

FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” In April 2008, the FASB issued FSP No. FAS 142-3 which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Spectra Energy does not expect the adoption of FSP No. FAS 142-3 to have a material impact on its consolidated results of operations, financial position or cash flows.

19. Subsequent Events

On July 16, 2008, Westcoast issued 250 million Canadian dollars (approximately $250 million) aggregate principal amount of 5.60% Medium Term Notes due January 16, 2019. The net proceeds of the offering were used for general corporate purposes.

On July 31, 2008, Maritimes & Northeast Pipeline, LLC paid $288 million to retire its outstanding bonds and bank debt, and an additional $54 million early-extinguishment premium for the bonds. The premium will be amortized through 2019, the original maturity of the bonds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements.

Executive Overview

For the three months ended June 30, 2008 and 2007, Spectra Energy reported net income of $295 million and $196 million, respectively. For the six months ended June 30, 2008 and 2007, Spectra Energy reported net income of $662 million and $432 million, respectively. The increase in net income for the three and six-month periods primarily reflects the positive impact of higher NGL prices, which correlate to higher crude oil prices, during the first half of 2008 on the earnings from Field Services. Crude oil averaged $124 per barrel in second quarter 2008 versus $65 per barrel during the same period 2007.

The highlights for the three months and six months ended June 30, 2008 include:

•	U.S. Transmission’s earnings benefited from completed expansion projects and a customer bankruptcy settlement, partially offset by higher project development costs charged to expense;

•

Distribution results reflect a stronger Canadian dollar and higher storage and transportation revenues, partially offset by a provision recorded as a result of a decision from the OEB related to unregulated storage revenues;

•	Western Canada Transmission & Processing earnings increased primarily as a result of stronger NGL prices related to the Empress processing plant and a stronger Canadian dollar;

•

Field Services earnings reflect higher NGL prices, improved efficiencies and higher volumes, partially offset by mark to market losses from NGL hedges at DCP Midstream Partners, LP (DCP Midstream’s master limited partnership);

•

Results for Other decreased primarily due to higher captive insurance and benefit costs in 2008 and a benefit recognized in the 2007 first quarter as a result of a favorable resolution of a legal matter.

Spectra Energy reported $930 million of capital and investment expenditures in the first six months of 2008 of the approximately $2.5 billion that is projected for the full year, including maintenance capital. As Spectra Energy executes on its strategic objectives, expansion expenditures could average more than $1 billion per year over the next few years.

Through July 2008, Spectra Energy has issued approximately $950 million of new long-term debt and expects to issue additional debt during 2008, the amount of which depends on market conditions and the timing of cash requirements.

On May 6, 2008, Spectra Energy’s Board of Directors approved a share repurchase program, authorizing Spectra Energy to purchase in the aggregate up to $600 million of shares of its outstanding common stock. Stock repurchases under the approved plan totaled $284 million as of June 30, 2008.

On July 3, 2008, Spectra Energy declared a 9% increase in its quarterly dividend from $0.23 to $0.25 per common share. The new annual dividends are $1.00 per share, representing a nearly 14% increase over the 2007 annualized level of $0.88 per share.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Operating revenues	$1,141	$985	$2,749	$2,386
Operating expenses	834	683	1,945	1,665
Gains on sales of other assets and other, net	32	—	32	1

Operating income	339	302	836	722
Other income and expenses, net	253	139	473	245
Interest expense	149	156	307	311
Minority interest expense	14	15	33	31

Earnings from continuing operations before income taxes	429	270	969	625
Income tax expense from continuing operations	134	85	307	204

Income from continuing operations	295	185	662	421
Income from discontinued operations, net of tax	—	11	—	11

Net income	$295	$196	$662	$432

Three and Six Months Ended June 30, 2008 Compared to June 30, 2007

Operating Revenues. Operating revenues for the three and six months ended June 30, 2008 increased $156 million or 16%, and $363 million or 15%, respectively, compared to the same periods in 2007. The increases were driven primarily by:

•	higher NGL prices associated with the Empress operations,

•	the effects of a stronger Canadian dollar on revenues at Western Canada Transmission & Processing and Distribution, and

•	expansion projects placed in service in late 2007 at U.S. Transmission and Distribution.

Operating Expenses. Operating expenses for the three and six months ended June 30, 2008 increased $151 million or 22%, and $280 million or 17%, respectively, compared to the same periods in 2007. The increases were driven primarily by:

•	higher prices and volumes of natural gas purchased for the Empress facility,

•	the effects of a stronger Canadian dollar at Western Canada Transmission & Processing and Distribution, and

•	an increase in project development costs as a result of the capitalization of previously expensed costs on northeast expansions in 2007 at U.S. Transmission.

For a more detailed discussion of operating revenues and expenses, see the segment discussions that follow.

Gains on Sales of Other Assets and Other, net. Gains on sales of other assets and other, net for the three and six months ended June 30, 2008 increased $32 million and $31 million, respectively, compared to the same periods in 2007. The increases were primarily due to a 2008 second quarter customer bankruptcy settlement.

Operating Income. Operating income for the three and six months ended June 30, 2008 increased $37 million, or 12%, and $114 million, or 16%, respectively, compared to the same periods in 2007 primarily as a result of higher NGL prices that benefited the Empress operations, a stronger Canadian dollar, a 2008 customer bankruptcy settlement and higher earnings from expansion projects.

Other Income and Expenses, net. Other income and expenses, net for the three and six months ended June 30, 2008 increased $114 million and $228 million, respectively, compared to the same periods in 2007. The increase represents higher equity in earnings from the Field Services segment, primarily reflecting higher commodity prices in 2008 compared to 2007.

Interest Expense. Interest expense for the three and six months ended June 30, 2008 decreased $7 million and $4 million, respectively, compared to the same period in 2007 primarily as a result of lower interest rates on commercial paper and higher interest costs capitalized. These decreases were partially offset by a stronger Canadian dollar.

Income Tax Expense from Continuing Operations. Income tax expense from continuing operations for the three and six months ended June 30, 2008 increased $49 million and $103 million, respectively, as a result of higher earnings from continuing operations. For the three months ended June 30, 2008, the effective tax rate was 31.2%, in line with the same period in 2007, and for the six months ended June 30, 2008, the effective tax rate was 31.7% compared to 32.6% for the same period in 2007, reflecting lower Canadian provincial tax rates in the 2008 period.

Income from Discontinued Operations, net of tax. Income from discontinued operations, net of tax, of $11 million recognized in the second quarter of 2007 represents proceeds received from a litigation settlement in the second quarter of 2007.

Segment Results

Management evaluates segment performance based on EBIT from continuing operations, after deducting minority interest expense related to those earnings. On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the minority interest expense related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Spectra Energy, so the gains and losses on foreign currency transactions, and interest and dividend income on those balances, are excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Spectra Energy’s ownership interest in operations without regard to financing methods or capital structures.

Spectra Energy’s segment EBIT may not be comparable to similarly titled measures of other companies because other companies may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
U.S. Transmission	$244	$223	$470	$443
Distribution	54	54	219	198
Western Canada Transmission & Processing	87	48	218	122
Field Services	216	123	408	205

Total reportable segment EBIT	601	448	1,315	968
Other	(28)	(26)	(48)	(41)

Total reportable segment and other EBIT	573	422	1,267	927
Interest expense	149	156	307	311
Interest income and other (a)	5	4	9	9

Consolidated earnings from continuing operations before income taxes	$429	$270	$969	$625

(a)	Includes foreign currency transaction gains and losses, additional minority interest expense not allocated to the segment results and intersegment eliminations.

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

U.S. Transmission

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$400	$370	$30	$803	$747	$56
Operating expenses
Operating, maintenance and other	151	97	54	277	202	75
Depreciation and amortization	58	52	6	116	105	11
Gains on sales of other assets and other, net	32	—	32	32	1	31

Operating income	223	221	2	442	441	1
Other income and expenses, net	34	11	23	55	22	33
Minority interest expense	13	9	4	27	20	7

EBIT	$244	$223	$21	$470	$443	$27

Proportional throughput, Tbtu (a)	476	502	(26)	1,113	1,110	3

(a)	Trillion British thermal units. Revenues are not significantly affected by pipeline throughput fluctuations, since revenues are primarily composed of demand charges.

Three months ended June 30, 2008 compared to June 30, 2007

Operating Revenues. The $30 million increase was driven primarily by:

•	a $16 million increase from expansion projects placed in service in late 2007,

•	a $6 million increase in processing revenues associated with pipeline operations, primarily from higher NGL prices, and

•	a $3 million increase resulting from a stronger Canadian dollar, related to M&N LP.

Operating, Maintenance and Other. The $54 million increase was driven primarily by:

•

a $26 million increase in project development costs as a result of the capitalization of previously expensed costs on northeast expansions in 2007. Of the $26 million, $10 million represents expensed project development costs in 2008, while 2007 included a $16 million net benefit in expenses due to the capitalization of costs during that period. In accordance with Spectra Energy’s policy, project development costs are initially expensed until it is determined that recovery of such costs through regulated revenues of the completed project is probable, at which time inception-to-date costs of the project are capitalized and operating expenses are reduced,

•	a $13 million increase in transmission and storage operations costs, including costs for pipeline integrity, fuel, utilities and equipment repairs, and

•	a $10 million increase in ad valorem taxes primarily as a result of favorable valuation adjustments in 2007.

Gains on Sales of Other Assets and Other, net. The $32 million reflects a customer bankruptcy settlement in June 2008.

Other Income and Expenses, net. The $23 million increase was primarily a result of higher equity income from unconsolidated affiliates attributable to the capitalization of interest on construction projects and $8 million of lower project development costs charged to expenses, both of which are primarily for the Southeast Supply Header project.

EBIT. The $21 million increase reflects a customer bankruptcy settlement, and higher earnings as a result of capitalized interest. These increases were partially offset by an increase in project development costs charged to expense and increased transmission and storage operations costs.

Six months ended June 30, 2008 compared to June 30, 2007

Operating Revenues. The $56 million increase was driven primarily by:

•	a $31 million increase from expansion projects placed in service in late 2007,

•	an $18 million increase in processing revenues associated with pipeline operations, primarily from higher NGL prices, and

•	a $9 million increase resulting from a stronger Canadian dollar, related to M&N LP.

Operating, Maintenance and Other. The $75 million increase was driven primarily by:

•

a $42 million increase in project development costs as a result of the capitalization of previously expensed costs on northeast expansions in 2007. Of the $42 million, $16 million represents expensed project development costs in 2008, while 2007 included a $26 million net benefit in expenses due to the capitalization of costs during that period,

•	an $18 million increase in transmission and storage operations costs, including costs for pipeline integrity, fuel, utilities, equipment repairs, labor and outside services, and

•	a $12 million increase in ad valorem taxes primarily as a result of favorable valuations in 2007.

Depreciation and Amortization. The $11 million increase was driven primarily by expansion projects placed into service in 2007.

Gains on Sales of Other Assets and Other, net. The $31 million reflects a customer bankruptcy settlement in June 2008.

Other Income and Expenses, net. The $33 million increase was primarily a result of higher equity income from unconsolidated affiliates attributable to the capitalization of interest on construction projects and $11 million of lower project development costs charged to expenses, both of which are primarily for the Southeast Supply Header project.

Minority Interest Expense. The $7 million increase was driven primarily by earnings from Spectra Energy Partners formed in July 2007.

EBIT. The $27 million increase reflects a gain on a customer bankruptcy settlement, higher earnings from expansion projects and higher commodity prices for gas processing associated with pipeline operations. These increases were partially offset by an increase in project development costs charged to expense and increased transmission and storage operations costs.

Distribution

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$353	$351	$2	$1,153	$1,064	$89
Operating expenses
Natural gas purchased	158	174	(16)	650	628	22
Operating, maintenance and other	94	83	11	191	161	30
Depreciation and amortization	46	40	6	93	77	16

Operating income	55	54	1	219	198	21
Other income and expenses, net	(1)	—	(1)	—	—	—

EBIT	$54	$54	$—	$219	$198	$21

Number of customers (thousands)				1,296	1,276	20
Heating degree days (Fahrenheit)	899	883	16	4,550	4,474	76
Pipeline throughput, Tbtu	151	153	(2)	479	453	26

Three months ended June 30, 2008 compared to June 30, 2007

Operating Revenues. The $2 million increase was driven primarily by:

•	a $31 million increase resulting from a stronger Canadian dollar,

•	a $12 million increase in storage and transportation revenues primarily due to favorable market conditions and growth of the transmission system, and

•	a $7 million increase due to growth in the number of customers, offset by

•	a $26 million decrease in customer usage of natural gas,

•	a $15 million decrease due to an unfavorable decision from the OEB related to unregulated storage revenues, and

•	a $10 million decrease from lower natural gas prices passed through to customers without a mark-up.

Natural Gas Purchased. The $16 million decrease was driven primarily by:

•	a $22 million decrease in customer usage of natural gas, and

•	a $10 million decrease related to lower natural gas prices passed through to customers without a mark-up, partially offset by

•	a $14 million increase resulting from a stronger Canadian dollar, and

•	a $6 million increase due to growth in the number of customers.

Operating, Maintenance and Other. The $11 million increase was driven primarily by a stronger Canadian dollar.

Depreciation and Amortization. The $6 million increase was driven by:

•	a $3 million increase resulting from a stronger Canadian dollar, and

•	a $3 million increase due to a higher asset base resulting primarily from completion of Phase II of the Dawn-Trafalgar expansion.

EBIT. EBIT was unchanged compared with the second quarter of 2007. Higher storage and transportation revenues and a stronger Canadian dollar were offset by an unfavorable decision from the OEB related to unregulated storage revenues.

Six months ended June 30, 2008 compared to June 30, 2007

Operating Revenues. The $89 million increase was driven primarily by:

•	a $145 million increase resulting from a stronger Canadian dollar,

•	a $25 million increase due to growth in the number of customers, and

•	a $19 million increase in storage and transportation revenues primarily due to favorable market conditions and growth of the transmission system, partially offset by

•	a $74 million decrease from lower natural gas prices passed through to customers without a mark-up,

•	a $15 million decrease due to an unfavorable decision from the OEB on unregulated storage revenues, and

•	an $8 million decrease in customer usage of natural gas.

Natural Gas Purchased. The $22 million increase was driven primarily by:

•	an $84 million increase resulting from a stronger Canadian dollar, and

•	a $25 million increase due to growth in the number of customers, partially offset by

•	a $74 million decrease related to lower natural gas prices passed through to customers without a mark-up, and

•	a $9 million decrease in customer usage of natural gas.

Operating, Maintenance and Other. The $30 million increase was driven primarily by a stronger Canadian dollar.

Depreciation and Amortization. The $16 million increase was driven by:

•	a $10 million increase resulting from a stronger Canadian dollar, and

•	a $6 million increase due to a higher asset base resulting primarily from completion of Phase II of the Dawn-Trafalgar expansion.

EBIT. The $21 million increase was primarily attributable to a stronger Canadian dollar and higher storage and transportation revenues, partially offset by an unfavorable decision from the OEB related to unregulated storage revenues.

Western Canada Transmission & Processing

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$388	$262	$126	$793	$573	$220
Operating expenses
Natural gas and petroleum products purchased	118	64	54	248	173	75
Operating, maintenance and other	138	109	29	245	204	41
Depreciation and amortization	42	34	8	79	66	13

Operating income	90	55	35	221	130	91
Other income and expenses, net	(2)	(3)	1	1	1	—
Minority interest expense	1	4	(3)	4	9	(5)

EBIT	$87	$48	$39	$218	$122	$96

Pipeline throughput, Tbtu	142	131	11	304	292	12
Volumes processed, Tbtu	170	169	1	343	348	(5)
Empress inlet volumes, Tbtu	208	141	67	425	333	92

Three months ended June 30, 2008 compared to June 30, 2007

Operating Revenues. The $126 million increase was driven primarily by:

•	a $77 million increase due to higher NGL sales prices and volumes associated with the Empress operations,

•	a $31 million increase resulting from a stronger Canadian dollar,

•

a $12 million increase in pipeline revenues as a result of higher rates effective January 2008 that are expected to be reduced prospectively as a result of a pending rate settlement with customers, and

•	a $7 million increase mainly due to higher processing volumes in the Pine River area of northeastern British Columbia.

Natural Gas and Petroleum Products Purchased. The $54 million increase was driven primarily by:

•	a $45 million increase from higher prices and volumes of natural gas purchased for the Empress facility, and

•	a $9 million increase resulting from a stronger Canadian dollar.

Operating, Maintenance and Other. The $29 million increase was driven primarily by:

•	an $11 million increase resulting from a stronger Canadian dollar, and

•	an $8 million increase in plant fuel and electricity costs at the Empress facility.

Depreciation and Amortization. The $8 million increase was driven primarily by:

•	a $4 million increase due to increased depreciation rates as a result of a new pipeline rate settlement as well as capital additions, and

•	a $3 million increase resulting from a stronger Canadian dollar.

EBIT. The $39 million increase was driven primarily by stronger NGL prices and volumes, net of higher plant fuel and electricity costs, that benefited the Empress operations, a stronger Canadian dollar and higher processing revenues.

Six months ended June 30, 2008 compared to June 30, 2007

Operating Revenues. The $220 million increase was driven primarily by:

•	a $114 million increase primarily due to higher NGL sales prices associated with the Empress operations,

•	a $90 million increase resulting from a stronger Canadian dollar,

•

an $11 million increase in pipeline revenues as a result of higher rates effective January 2008 that are expected to be reduced prospectively as a result of a pending rate settlement with customers, and

•	a $9 million increase mainly due to higher processing volumes in the Pine River area of northeastern British Columbia.

Natural Gas and Petroleum Products Purchased. The $75 million increase was driven primarily by:

•	a $47 million increase mainly from higher prices and volumes of natural gas purchased for the Empress facility, and

•	a $28 million increase resulting from a stronger Canadian dollar.

Operating, Maintenance and Other. The $41 million increase was driven primarily by:

•	a $27 million increase resulting from a stronger Canadian dollar, and

•	an $8 million increase in plant fuel and electricity costs at the Empress facility.

Depreciation and Amortization. The $13 million increase was driven primarily by:

•	a $9 million increase resulting from a stronger Canadian dollar, and

•	a $5 million increase due to increased depreciation rates as a result of a new pipeline rate settlement as well as capital additions.

Minority Interest Expense. The $5 million decrease was driven primarily by the purchase of the Income Fund in the second quarter of 2008. Prior to the acquisition, the Income Fund indirectly held 54% of Spectra Energy’s consolidated Midstream operations and Westcoast indirectly held the remaining 46%.

EBIT. The $96 million increase was driven primarily by higher NGL prices, net of higher plant fuel and electricity cost, that benefited the Empress operations and a stronger Canadian dollar.

Field Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions, except where noted)
Operating expenses	$1	$—	$1	$—	$—	$—

Operating loss	(1)	—	(1)	—	—	—
Equity in earnings of unconsolidated affiliates	217	123	94	408	205	203

EBIT	$216	$123	$93	$408	$205	$203

Natural gas gathered and processed/transported, Tbtu/d (a,b)	7.5	6.9	0.6	7.3	6.7	0.6
NGL production, MBbl/d (a,c)	375	362	13	378	354	24
Average natural gas price per MMBtu (d)	$10.92	$7.55	$3.37	$9.48	$7.16	$2.32
Average NGL price per gallon (e)	$1.49	$1.05	$0.44	$1.42	$0.96	$0.46

(a)	Reflects 100% of volumes
(b)	Trillion British thermal units per day
(c)	Thousand barrels per day
(d)	Million British thermal units. Average price based on NYMEX Henry Hub.
(e)	Does not reflect results of commodity hedges

Three months ended June 30, 2008 compared to June 30, 2007

EBIT. Higher equity in earnings of $94 million were primarily the result of the following variances, each representing Spectra Energy’s 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $128 million increase from commodity-sensitive processing arrangements due to increased commodity prices, and

•	a $17 million increase in gathering and processing margins primarily attributable to increased NGL volumes, contract renegotiations and improved system efficiencies, partially offset by

•	a $23 million decrease in earnings from DCP Midstream Partners as a result of mark to market losses on hedges used to protect distributable cash flows,

•	a $21 million decrease in marketing margins related to timing,

•	a $5 million decrease due to higher net interest expense resulting from the increased debt associated with acquisitions in 2007, and

•

a $3 million decrease resulting primarily from higher depreciation expense primarily attributable to asset acquisitions, partially offset by decreased general and administrative costs as a result of $3 million of costs in 2007 associated with DCP Midstream’s initiative to create stand alone corporate functions separate from its two partners.

Six months ended June 30, 2008 compared to June 30, 2007

EBIT. Higher equity in earnings of $203 million were primarily the result of the following variances, each representing Spectra Energy’s 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $236 million increase from commodity-sensitive processing arrangements, due to increased commodity prices, and

•

a $39 million increase in gathering and processing margins primarily attributable to NGL volumes due to improved plant efficiencies and increased natural gas volumes, partially due to lower natural gas volumes in 2007 from the effects of severe weather, partially offset by

•	a $29 million decrease in earnings from DCP Midstream Partners as a result of mark to market losses on hedges used to protect distributable cash flows,

•	a $26 million decrease in marketing margins related to timing,

•

an $11 million decrease resulting from higher operating costs primarily for increased repair and maintenance costs, asset integrity and growth, and higher depreciation expense primarily attributable to asset acquisitions, partially offset by decreased general and administrative costs as a result of $6 million of costs in 2007 associated with DCP Midstream’s initiative to create stand alone corporate function separate from its two partners, and

•	a $10 million decrease due to higher net interest expense resulting from the increased debt associated with acquisitions in 2007.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$12	$8	$4	$21	$15	$6
Operating expenses	38	34	4	66	60	6

Operating loss	(26)	(26)	—	(45)	(45)	—
Other income and expenses, net	(2)	—	(2)	(3)	4	(7)

EBIT	$(28)	$(26)	$(2)	$(48)	$(41)	$(7)

Three months ended June 30, 2008 compared to June 30, 2007

EBIT. The 2007 period included $7 million of costs associated with the spin-off of Spectra Energy. The increase in net costs comparing 2008 and 2007 was primarily attributable to higher insurance and benefit costs in 2008.

Six months ended June 30, 2008 compared to June 30, 2007

EBIT. The $7 million increase in net costs reflects a benefit recognized from the favorable resolution of a legal matter in the first quarter of 2007, as well as higher benefit and other corporate costs when comparing the periods. The 2007 period also included $11 million of costs associated with the spin-off of Spectra Energy.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities increased $487 million to $1,141 million for the six months ended June 30, 2008 compared to the same period in 2007. This change was driven primarily by:

•	an increase of $320 million in distributions received from unconsolidated affiliates in 2008, primarily from DCP Midstream, and

•	a January 2007 payment of $100 million, which was accrued at December 31, 2006, to resolve certain litigation matters associated with discontinued LNG operations.

Net working capital was negative $1,348 million as of June 30, 2008, which included notes payable and commercial paper totaling $667 million and current maturities of long-term debt of $589 million. Spectra Energy will rely upon cash flows from operations and additional financing transactions to fund its liquidity and capital requirements for the next 12 months including issuances of short-term and long-term debt. See also Financing Cash Flows and Liquidity for discussions of effective shelf registrations, available credit facilities and new debt issuances.

Investing Cash Flows

Cash flows used in investing activities increased $520 million to $1,024 million in the first six months of 2008 compared to the same period in 2007. This change was driven primarily by:

•	a $412 million increase in capital and investment expenditures in 2008 as a result of expansion projects underway at each of Spectra Energy’s segments, and

•	the $274 million acquisition on May 1, 2008 of the units of the Income Fund that were held by non-affiliated holders, partially offset by

•	distributions received from DCP Midstream of $148 million in 2008 representing a return of capital.

	Six Months Ended June 30,
	2008	2007
	(in millions)
Capital and Investment Expenditures
U.S. Transmission	$680	$318
Distribution	159	114
Western Canada Transmission & Processing	75	68
Other	16	18

Total	$930	$518

Capital and investment expenditures for the six months ended June 30, 2008 consisted of $773 million for expansion projects and $157 million for maintenance and other projects.

Spectra Energy continues to project 2008 capital and investment expenditures of approximately $2.5 billion, consisting of approximately $1.5 billion for U.S. Transmission, $0.4 billion for Distribution and $0.6 billion for Western Canada Transmission & Processing. These expenditures exclude the Income Fund acquisition. Total projected 2008 capital and investment expenditures include approximately $2.0 billion of expansion capital expenditures and $0.5 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. Spectra Energy remains on track to place into service approximately $1.6 billion of capital expansion projects in 2008.

Financing Cash Flows and Liquidity

Net cash used in financing activities totaled $123 million in the first six months of 2008 compared to $29 million net cash provided by financing activities in the first six months of 2007. This change was driven primarily by:

•	a $366 million increase in short-term borrowings in 2007 compared to a $48 million decrease in 2008, and

•	the repurchases of Spectra Energy common shares in 2008 of $284 million, partially offset by

•	net issuances of long-term debt in 2008 of $497 million.

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

See Note 11 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants.

Credit Ratings. The short-term and long-term debt of Spectra Energy and certain subsidiaries are rated by Standard & Poor’s (S&P), Moody’s Investors Service (Moody’s) and Dominion Bond Rating Service (DBRS).

	Standard and Poor’s	Moody’s Investor Service	Dominion Bond Rating Service
Credit Ratings Summary as of July 31, 2008
Spectra Energy Capital, LLC (a)	BBB+	Baa1	Not applicable
Texas Eastern Transmission, LP (a)	BBB+	A3	Not applicable
Westcoast Energy, Inc. (a)	BBB+	Not applicable	A (low)
Union Gas (a)	BBB+	Not applicable	A
Maritimes & Northeast Pipeline, LP (b)	A	A2	A

(a)	Represents senior unsecured credit rating
(b)	Represents senior secured credit rating

The above credit ratings are dependent upon, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures, while maintaining the strength of the current balance sheets. These credit ratings could be negatively impacted if, as a result of market conditions or other factors, they are unable to maintain the current balance sheet strength or if earnings or cash flow outlooks deteriorate materially.

Dividends. Spectra Energy currently anticipates a dividend payout ratio of approximately 60% of estimated annual net income per share of common stock. The declaration and payment of dividends is subject to the sole discretion of Spectra Energy’s Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. On July 3, 2008, Spectra Energy declared a 9% increase in its quarterly dividend from $0.23 to $0.25 per common share. The new annual dividends are $1.00 per share, representing a nearly 14% increase over the 2007 annualized level of $0.88 per share.

Other Financing Matters. Spectra Energy has an automatic shelf registration statement on file with the SEC to register the issuance of unspecified amounts of various equity and debt securities by Spectra Energy. In addition, as of the date of this filing, subsidiaries of Spectra Energy had 560 million Canadian dollars (approximately $560 million) available under shelf registrations for issuances in the Canadian market. Of the 560 million Canadian dollars available under these shelf registrations, 110 million expires August 20, 2008 and 450 million expires in August 2010. The expiring shelf registration is expected to be replaced upon expiration.

As previously discussed, Spectra Energy’s Board of Directors approved a share repurchase program, authorizing Spectra Energy to purchase in the aggregate up to $600 million of shares of its outstanding common stock. As of June 30, 2008, 10,500,172 shares had been repurchased at a cost of $284 million. Significant purchases were completed in July 2008 and Spectra Energy expects to complete the repurchase of the $600 million of shares during August 2008.

On July 16, 2008, Westcoast issued 250 million Canadian dollars (approximately $250 million) aggregate principal amount of 5.60% Medium Term Notes due 2019. Net proceeds from the offering were used for general corporate purposes.

On July 31, 2008, Maritimes & Northeast Pipeline, LLC paid $288 million to retire its outstanding bonds and bank debt, and an additional $54 million early-extinguishment premium for the bonds.

OTHER ISSUES

New Accounting Pronouncements

See Note 18 of Notes to Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In Item 7A of Spectra Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, Spectra Energy estimated its 2008 NGL-related oil price sensitivity at approximately $135 million of annual pre-tax earnings per a $10 move in oil prices at Spectra Energy’s forecasted NGL-to-oil price relationship. However, NGL prices have lagged oil prices during oil’s unprecedented upward price movement this year. Assuming crude oil prices average approximately $100 per barrel, each 1% change in the price relationship between NGLs and crude oil would change Spectra Energy’s annual pre-tax earnings by approximately $18 million. At crude oil prices above $100 per barrel, the impact of a 1% change in the crude oil/NGL relationship would increase, and at crude oil prices below $100 per barrel, the impact of a 1% change in the crude oil/NGL relationship would decrease.

Other than described above, management believes Spectra Energy’s exposure to market risk has not changed materially at June 30, 2008.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Spectra Energy in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Spectra Energy in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2008 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding material legal proceedings, see Note 14 of Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Spectra Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect Spectra Energy’s financial condition or future results. There were no changes to those risk factors at June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs
April 1 – April 30, 2008	—	—	—	—
May 1 – May 31, 2008	3,139,665	$27.10	3,139,665	—
June 1 – June 30, 2008	7,360,507	26.96	7,360,507	—

Total April 1 – June 30, 2008	10,500,172	27.00	10,500,172	$316,481,961

(a)	On May 6, 2008, Spectra Energy’s Board of Directors authorized a share repurchase program of up to $600 million. Purchases of Spectra Energy common stock under the program may be made from time to time in the open market. The program does not have an expiration date; however, significant purchases were completed in July 2008 and Spectra Energy expects to complete the repurchase of the $600 million of shares during August 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Spectra Energy Annual Meeting of Shareholders on May 8, 2008, shareholders elected Paul M. Anderson, Austin A. Adams, F. Anthony Comper and Michael McShane to serve as Class II directors until the 2011 annual meeting of shareholders and until such Director’s successor is duly elected and qualified. Below is a tabulation of votes with respect to each nominee for director at the meeting:

Nominee	For	Against/ Withheld
Paul M. Anderson	522,939,292	19,102,447
Austin A. Adams	527,034,280	15,007,459
F. Anthony Comper	526,876,027	15,165,712
Michael McShane	526,762,737	15,279,002

In addition, shareholders at the meeting approved the Spectra Energy Corp 2007 Long-Term Incentive Plan and the Spectra Energy Corp Executive Short-Term Incentive plan, and ratified the selection of Deloitte & Touche LLP to act as Spectra Energy’s independent registered public accounting firm for 2008. Below is a tabulation of votes with respect to each proposal:

Proposal	For	Against	Abstain
Approval of the Spectra Energy Corp 2007 Long-Term Incentive Plan	488,490,177	47,126,677	6,419,444
Approval of the Spectra Energy Corp Executive Short-Term Incentive Plan	513,413,226	21,718,873	6,904,865
Ratification of Deloitte & Touche LLP as independent registered public accounting firm for 2008	534,857,170	2,484,907	4,699,661

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number

+*10.1	Form of Phantom Stock Award Agreement pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan

+*10.2	Form of Performance Award Agreement pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith.

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

SPECTRA ENERGY CORP

Date: August 8, 2008	/s/ Fred J. Fowler
Fred J. Fowler
President and Chief Executive Officer

Date: August 8, 2008	/s/ Gregory L. Ebel
Gregory L. Ebel
Group Executive and Chief Financial Officer