Form 10-Q
period 2008-09-30
Spectra Energy Corp.
filed 2008-11-07
CIK 1373835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Number of shares of Common Stock, $0.001 par value, outstanding as of October 31, 2008: 611,049,032

SPECTRA ENERGY CORP

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast, and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

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

•

results of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general market and economic conditions;

•	increases in the cost of goods and services required to complete capital projects;

•	declines in the market prices of equity and debt securities and resulting funding requirements for defined benefit pension plans;

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

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues
Transportation, storage and processing of natural gas	$586	$557	$1,764	$1,616
Distribution of natural gas	213	207	1,239	1,161
Sales of natural gas liquids	219	127	623	371
Other	62	59	187	169

Total operating revenues	1,080	950	3,813	3,317

Operating Expenses
Natural gas and petroleum products purchased	231	164	1,127	963
Operating, maintenance and other	304	276	919	797
Depreciation and amortization	144	135	437	382
Property and other taxes	61	50	186	139

Total operating expenses	740	625	2,669	2,281

Gains on Sales of Other Assets and Other, net	—	5	32	6

Operating Income	340	330	1,176	1,042

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	273	175	725	394
Other income and expenses, net	9	11	30	37

Total other income and expenses	282	186	755	431

Interest Expense	163	156	470	467
Minority Interest Expense	15	15	46	41

Earnings From Continuing Operations Before Income Taxes	444	345	1,415	965
Income Tax Expense From Continuing Operations	145	110	453	312

Income From Continuing Operations	299	235	962	653
Income (Loss) From Discontinued Operations, net of tax	(3)	3	(4)	17

Income Before Extraordinary Items	296	238	958	670
Extraordinary Items, net of tax	—	(4)	—	(4)

Net Income	$296	$234	$958	$666

Common Stock Data
Weighted-average shares outstanding
Basic	615	632	626	632
Diluted	617	635	629	635
Earnings per share from continuing operations
Basic	$0.49	$0.37	$1.54	$1.03
Diluted	$0.48	$0.37	$1.53	$1.03
Earnings per share—total
Basic	$0.48	$0.37	$1.53	$1.05
Diluted	$0.48	$0.37	$1.52	$1.05
Dividends per share	$0.25	$0.22	$0.71	$0.66

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2008	December 31, 2007
ASSETS

Current Assets
Cash and cash equivalents	$281	$94
Receivables, net	795	907
Inventory	470	287
Assets held for sale	123	—
Other	149	91

Total current assets	1,818	1,379

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	2,089	1,780
Goodwill	3,767	3,948
Other	516	631

Total investments and other assets	6,372	6,359

Property, Plant and Equipment
Cost	18,490	18,154
Less accumulated depreciation and amortization	4,129	3,854

Net property, plant and equipment	14,361	14,300

Regulatory Assets and Deferred Debits	956	932

Total Assets	$23,507	$22,970

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per-share amounts)

	September 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$349	$363
Short-term borrowings and commercial paper	913	715
Taxes accrued	145	85
Interest accrued	160	146
Current maturities of long-term debt	221	338
Other	767	775

Total current liabilities	2,555	2,422

Long-term Debt	9,369	8,345

Deferred Credits and Other Liabilities
Deferred income taxes	2,894	2,883
Regulatory and other	1,567	1,657

Total deferred credits and other liabilities	4,461	4,540

Commitments and Contingencies

Minority Interests	701	806

Stockholders’ Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 611 million and 632 million shares outstanding at September 30, 2008 and December 31, 2007, respectively	1	1
Additional paid-in capital	4,098	4,658
Retained earnings	882	368
Accumulated other comprehensive income	1,440	1,830

Total stockholders’ equity	6,421	6,857

Total Liabilities and Stockholders’ Equity	$23,507	$22,970

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$958	$666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	445	393
Deferred income tax expense	61	157
Minority interest expense	46	49
Equity in earnings of unconsolidated affiliates	(725)	(394)
Distributions received from unconsolidated affiliates	691	379
Other	(80)	(398)

Net cash provided by operating activities	1,396	852

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,038)	(779)
Investments in and loans to unconsolidated affiliates	(497)	(161)
Acquisition of Spectra Energy Income Fund	(274)	—
Purchases of available-for-sale securities	(1,289)	(1,181)
Proceeds from sales and maturities of available-for-sale securities	1,354	978
Distributions received from unconsolidated affiliates	180	—
Other	—	26

Net cash used in investing activities	(1,564)	(1,117)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,972	720
Payments for the redemption of long-term debt	(1,801)	(487)
Net increase in short-term borrowings and commercial paper	204	19
Distributions to minority interests	(50)	(36)
Contributions from minority interests	112	—
Proceeds from Spectra Energy Partners, LP initial public offering	—	230
Repurchases of Spectra Energy common shares	(600)	—
Dividends paid	(444)	(418)
Other	(39)	11

Net cash provided by financing activities	354	39

Effect of exchange rate changes on cash	1	62

Net increase (decrease) in cash and cash equivalents	187	(164)
Cash and cash equivalents at beginning of period	94	299

Cash and cash equivalents at end of period	$281	$135

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Member’s Equity	Accumulated Other Comprehensive Income			Total
					Foreign Currency Translation Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other
December 31, 2007	$1	$4,658	$368	$—	$2,033	$(8)	$(195)	$6,857
Net income	—	—	958	—	—	—	—	958
Foreign currency translation adjustments	—	—	—	—	(411)	—	—	(411)
Unrealized mark-to-market net loss on hedges	—	—	—	—	—	(9)	—	(9)
Reclassification of cash flow hedges into earnings	—	—	—	—	—	1	—	1
Pension and benefits impact of SFAS 158	—	—	—	—	—	—	29	29
Common stock repurchases	—	(600)	—	—	—	—	—	(600)
Dividends on common stock	—	—	(444)	—	—	—	—	(444)
Stock-based compensation	—	32	—	—	—	—	—	32
Other	—	8	—	—	—	—	—	8

September 30, 2008	$1	$4,098	$882	$—	$1,622	$(16)	$(166)	$6,421

December 31, 2006	$—	$—	$—	$4,598	$1,156	$(6)	$(109)	$5,639
Conversion to Spectra Energy Corp	1	4,597	—	(4,598)	—	—	—	—
Net income	—	—	666	—	—	—	—	666
Foreign currency translation adjustments	—	—	—	—	910	—	—	910
Reclassification of cash flow hedges into earnings	—	—	—	—	—	(2)	—	(2)
Pension and benefits impact of SFAS 158	—	—	(5)	—	—	—	26	21
FIN 48 implementation	—	—	(26)	—	—	—	—	(26)
Transfer of net assets and liabilities from Duke Energy	—	8	—	—	—	—	(100)	(92)
Dividends on common stock	—	—	(418)	—	—	—	—	(418)
Stock-based compensation	—	11	—	—	—	—	—	11

September 30, 2007	$1	$4,616	$217	$—	$2,066	$(8)	$(183)	$6,709

See Notes to Condensed Consolidated Financial Statements

SPECTRA ENERGY CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. General

Nature of Operations. Spectra Energy Corp, through its subsidiaries and equity affiliates (collectively, Spectra Energy), owns and operates a large and diversified portfolio of complementary natural gas-related energy assets. Spectra Energy operates in three key areas of the natural gas industry: gathering and processing, transmission and storage, and distribution. Spectra Energy provides transportation and storage of natural gas to customers in various regions of the northeastern and southeastern United States, the Maritime Provinces in Canada and the Pacific Northwest in the United States and Canada, and in the province of Ontario, Canada. Spectra Energy also provides natural gas sales and distribution services to retail customers in Ontario, and natural gas gathering and processing services to customers in Western Canada. In addition, Spectra Energy owns a 50% interest in DCP Midstream, LLC (DCP Midstream), one of the largest natural gas gatherers and processors in the United States.

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

Recasts and Reclassifications. The Condensed Consolidated Statements of Operations and all related information contained in this report have been re-cast to reflect the operating results of certain natural gas gathering and processing facilities within the Western Canada Transmission & Processing segment as discontinued operations for all periods presented. See Note 7 for further discussion. In addition, the components of Operating Revenues on the Condensed Consolidated Statement of Operations for the 2007 periods have been reclassified to conform to the current reporting presentation.

Spin-off from Duke Energy Corporation. In conjunction with the spin-off of Spectra Energy from Duke Energy Corporation (Duke Energy) on January 2, 2007, Duke Energy transferred to Spectra Energy the assets and liabilities, including related tax effects, associated with Spectra Energy’s employee benefits and captive insurance positions, as well as miscellaneous corporate assets and liabilities. The net effect of these non-cash transfers during the nine-month period ended September 30, 2007 is reflected as an increase of $8 million to Additional Paid-in Capital and a decrease of $100 million to Accumulated Other Comprehensive Income in the Condensed Consolidated Statements of Stockholders’ Equity.

2. Acquisitions and Dispositions

Acquisition—Spectra Energy Income Fund. On May 1, 2008, Westcoast Energy Inc. (Westcoast), a subsidiary of Spectra Energy, acquired the 24.4 million units of the Spectra Energy Income Fund (Income Fund) that were held by non-affiliated holders at a purchase price of 11.25 Canadian dollars per unit, for a total purchase price of 279 million Canadian dollars (approximately $274 million). Westcoast now owns 100% of the Midstream operations. Prior to the acquisition, the Income Fund indirectly held 54% of Spectra Energy’s consolidated Midstream operations and Westcoast indirectly held the remaining 46%. The Income Fund is included in the Western Canada Transmission & Processing business segment. The transaction, primarily driven by changes in Canadian federal tax rules as related to income trusts, was accounted for as a step acquisition, using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.”

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of May 1, 2008. The amount assigned to Goodwill increased $17 million from the amount estimated at June 30, 2008. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Purchase Price Allocation
(in millions)
Purchase price	$274

Current assets	20
Property, plant and equipment, net	340
Current liabilities	(11)
Long-term debt (intercompany)	(89)
Deferred credits and other liabilities	(9)
Deferred income taxes	(43)

Total assets acquired/liabilities assumed	208

Goodwill	$66

Disposition—Saltville Gas Storage Company L.L.C. and P-25 pipeline. In April 2008, Spectra Energy completed the sale of Saltville Gas Storage Company L.L.C. and the P-25 pipeline to Spectra Energy Partners, LP (Spectra Energy Partners) for $107 million. Proceeds from the sale consisted of 4,207,641 Spectra Energy Partners common units, 85,870 general partner units and $5 million in cash. Spectra Energy’s ownership of Spectra Energy Partners increased from 83% to 84% as a result of the issuance of the new common and general partner units. No gain or loss was recognized on the disposition since this transaction represented a transfer of entities under common control.

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

Distribution provides retail natural gas distribution service in Ontario, as well as natural gas transportation and storage services to other utilities and energy market participants. These services are provided by Union Gas Limited (Union Gas), and are primarily subject to the rules and regulations of the Ontario Energy Board (OEB).

Western Canada Transmission & Processing provides transportation of natural gas, natural gas gathering and processing services, and natural gas liquids (NGLs) extraction, fractionation, transportation, storage and marketing to customers in western Canada and the northern tier of the United States. This segment conducts business primarily through the BC Pipeline and BC Field Services operations, the Empress System and the Midstream business, which includes the Income Fund discussed in Note 2. The BC Pipeline and BC Field Services operations are primarily subject to the rules and regulations of Canada’s National Energy Board (NEB).

Field Services gathers and processes natural gas and fractionates, markets and trades NGLs. It conducts operations through DCP Midstream, which is owned 50% by Spectra Energy and 50% by ConocoPhillips. Field Services gathers raw natural gas through gathering systems located in eight major natural gas producing regions: Mid-Continent, Rocky Mountains, East Texas-North Louisiana, Barnett Shale, Gulf Coast, South Texas, Central Texas, and Permian Basin.

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

Transactions between reportable segments are accounted for on the same basis as with unaffiliated third parties.

Business Segment Data (a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Earnings from Continuing Operations before Income Taxes
	(in millions)
Three Months Ended September 30, 2008
U.S. Transmission	$401	$1	$402	$213
Distribution	280	—	280	44
Western Canada Transmission & Processing	397	—	397	113
Field Services	—	—	—	239

Total reportable segments	1,078	1	1,079	609
Other	2	9	11	(9)
Eliminations	—	(10)	(10)	—
Interest expense	—	—	—	(163)
Interest income and other (b)	—	—	—	7

Total consolidated	$1,080	$—	$1,080	$444

Three Months Ended September 30, 2007
U.S. Transmission	$384	$2	$386	$230
Distribution	266	—	266	40
Western Canada Transmission & Processing	298	—	298	101
Field Services	—	—	—	140

Total reportable segments	948	2	950	511
Other	2	6	8	(15)
Eliminations	—	(8)	(8)	—
Interest expense	—	—	—	(156)
Interest income and other (b)	—	—	—	5

Total consolidated	$950	$—	$950	$345

Nine Months Ended September 30, 2008
U.S. Transmission	$1,202	$3	$1,205	$683
Distribution	1,433	—	1,433	263
Western Canada Transmission & Processing	1,174	—	1,174	333
Field Services	—	—	—	647

Total reportable segments	3,809	3	3,812	1,926
Other	4	28	32	(57)
Eliminations	—	(31)	(31)	—
Interest expense	—	—	—	(470)
Interest income and other (b)	—	—	—	16

Total consolidated	$3,813	$—	$3,813	$1,415

Nine Months Ended September 30, 2007
U.S. Transmission	$1,129	$4	$1,133	$673
Distribution	1,330	—	1,330	238
Western Canada Transmission & Processing	852	—	852	218
Field Services	—	—	—	345

Total reportable segments	3,311	4	3,315	1,474
Other	6	17	23	(56)
Eliminations	—	(21)	(21)	—
Interest expense	—	—	—	(467)
Interest income and other (b)	—	—	—	14

Total consolidated	$3,317	$—	$3,317	$965

(a)	Segment results exclude discontinued operations.
(b)	Other includes foreign currency transaction gains and losses, additional minority interest expense not allocated to the segment results and intersegment eliminations.

4. Regulatory Matters

The following is a summary of recent regulatory matters. Management believes the impacts of these matters will not have a material adverse effect on Spectra Energy’s future consolidated results of operations, financial position or cash flows.

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

In March 2008, Union Gas applied to the OEB for the annual disposition of its 2007 non-commodity deferral account balances. The OEB issued its decision on this application in June 2008 finding that Union Gas should share revenue on all long-term storage contracts. Union Gas had previously interpreted the Storage Forbearance Decision to apply only to those contracts that were in existence as of the date of the Storage Forbearance Decision. Union Gas appealed this decision, and the OEB denied the appeal in October 2008. Union Gas recorded a $15 million charge to Transportation, Storage and Processing of Natural Gas operating revenues on the Condensed Consolidated Statement of Operations in the second quarter of 2008 as a result of the June 2008 decision.

BC Pipeline. The existing two-year BC Pipeline settlement agreement reached with customers and approved by the NEB expired on December 31, 2007. In December 2007, the NEB approved 2008 interim transportation tolls. In May 2008, the NEB approved BC Pipeline’s application requesting the approval of 2008 revised interim tolls effective June 1, 2008. BC Pipeline and its customers recently reached an agreement regarding the determination of final tolls for transmission services for 2008, 2009 and 2010. The NEB approved this settlement agreement on November 4, 2008.

Maritimes & Northeast Pipeline Limited Partnership (M&N LP). In 2007, M&N LP operated under an NEB-approved toll settlement that expired December 31, 2007. A toll settlement agreement for the 2008 fiscal year was approved by the NEB in January 2008.

5. Gains on the Sales of Other Assets and Other, net

In the second quarter of 2008, Spectra Energy’s U.S. Transmission segment received shares of stock as consideration for a customer bankruptcy settlement and recorded a gain of $31 million ($21 million after tax) which is reflected in Gains on Sales of Other Assets and Other, Net in the Condensed Consolidated Statements of Operations. The stock was subsequently sold in July 2008, resulting in net proceeds of $27 million, reflected in Cash Flows from Operating Activities on the Condensed Consolidated Statements of Cash Flows, and a loss of $4 million recorded as Other Income and Expenses, Net.

6. Income Taxes

Income tax expense from continuing operations for the three and nine-month periods ended September 30, 2008 was $145 million and $453 million, respectively, compared to $110 million and $312 million reported in the same periods in 2007, increasing primarily as a result of higher earnings in 2008.

The effective tax rate for income from continuing operations for the three months ended September 30, 2008 was 32.7% as compared to 31.9% for the same period in 2007. The lower effective tax rate in the prior period was primarily a result of an adjustment in the 2007 period for final 2006 tax returns in Canada. The effective tax rate for the nine months ended September 30, 2008 was 32.0% as compared to 32.3% for the same period of 2007.

Spectra Energy recognized no material changes in unrecognized tax benefits during the three and nine-month periods ended September 30, 2008. Although uncertain, Spectra Energy believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $14 million prior to September 30, 2009. The anticipated changes in unrecognized tax benefits relate to expected audit settlements focused primarily on classification of certain tax attributes, transfer pricing and expiration of statutes of limitations.

7. Discontinued Operations

On October 7, 2008, Spectra Energy entered into an agreement to sell its interests in the Nevis and Brazeau River natural gas gathering and processing facilities, which are part of the Western Canada Transmission & Processing segment. Subject to receipt of required regulatory approvals and certain other conditions, the transaction is expected to close in the fourth quarter of 2008. Assets associated with these operations, totaling $123 million at September 30, 2008, are classified as Assets Held for Sale on the Condensed Consolidated Balance Sheet, and associated liabilities totaling $11 million are classified within Other Current Liabilities. Results of operations of these assets are reflected as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented.

In the second quarter of 2007, Spectra Energy LNG Sales, Inc. (Spectra Energy LNG) reached a settlement agreement related to an arbitration proceeding regarding Spectra Energy LNG’s claims for the period prior to May 2002 under certain liquefied natural gas (LNG) transportation contracts with Sonatrach and Sonatrading, and Spectra Energy LNG received $18 million, which resulted in $11 million in Income (Loss) From Discontinued Operations, Net of Tax on the Condensed Consolidated Statements of Operations. In June 2008, the parties entered into a settlement agreement under which Spectra Energy LNG’s claims for the period after May 2002 were satisfied pursuant to commercial transactions involving the purchase of propane from Sonatrach. Spectra Energy entered into associated agreements with an affiliate of DCP Midstream and another party for the sale of these propane volumes. Net purchases and sales of propane under these arrangements are reflected as discontinued operations.

In the third quarter of 2007, Spectra Energy recorded $3 million of income ($3 million, net of tax), classified as Income (Loss) From Discontinued Operations, Net of Tax, related to a settlement of a sales price contingency associated with the 2005 sale of a natural gas gathering facility that was associated with Duke Energy North America (DENA), which is classified within the “Other” segment.

The following table summarizes the results classified as Income From Discontinued Operations, Net of Tax, in the Consolidated Statements of Operations.

	Operating Revenues	Pre-tax Earnings (Loss)	Income Tax Expense (Benefit)	Income (Loss) From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended September 30, 2008
Western Canada Transmission & Processing	$7	$(3)	$—	$(3)
Other	29	—	—	—

Total consolidated	$36	$(3)	$—	$(3)

Three Months Ended September 30, 2007
Western Canada Transmission & Processing	$10	$2	$2	$—
Other	—	3	—	3

Total consolidated	$10	$5	$2	$3

Nine Months Ended September 30, 2008
Western Canada Transmission & Processing	$23	$(5)	$(1)	$(4)
Other	59	1	1	—

Total consolidated	$82	$(4)	$—	$(4)

Nine Months Ended September 30, 2007
Western Canada Transmission & Processing	$28	$6	$3	$3
Other	—	21	7	14

Total consolidated	$28	$27	$10	$17

8. Comprehensive Income

Comprehensive income includes net income and all other non-owner changes in equity. Components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Net income	$296	$234	$958	$666

Other comprehensive income (loss)
Foreign currency translation adjustments	(266)	432	(411)	910
Unrealized mark-to-market net loss on hedges (a)	(23)	—	(9)	—
Reclassification of cash flow hedges into earnings (b)	1	(3)	1	(2)
Pension and benefits impact of SFAS 158 (c)	3	—	29	—

Other comprehensive income (loss), net of tax	(285)	429	(390)	908

Total comprehensive income	$11	$663	$568	$1,574

(a)	Net of $9 million and $6 million of tax benefits for the three and nine months ended September 30, 2008, respectively.
(b)	Net of $1 million of tax expense for both the three and nine months ended September 30, 2008 and net of less than a $1 million tax benefit for both the three and nine months ended September 30, 2007.
(c)	Includes $1 million of tax expense and $14 million of tax benefits for the three and nine months ended September 30, 2008, respectively.

9. Earnings per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, stock-based performance unit awards and phantom stock awards, were exercised, settled or converted into common stock.

The following table presents Spectra Energy’s basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions, except per-share amounts)
Income from continuing operations	$299	$235	$962	$653
Income (loss) from discontinued operations, net of tax	(3)	3	(4)	17
Extraordinary items, net of tax	—	(4)	—	(4)

Net income	$296	$234	$958	$666

Weighted average common shares, outstanding
Basic	615	632	626	632
Diluted	617	635	629	635

Basic earnings per common share
Continuing operations	$0.49	$0.37	$1.54	$1.03
Discontinued operations, net of tax	(0.01)	0.01	(0.01)	0.03
Extraordinary items, net of tax	—	(0.01)	—	(0.01)

Total basic earnings per common share	$0.48	$0.37	$1.53	$1.05

Diluted earnings per common share
Continuing operations	$0.48	$0.37	$1.53	$1.03
Discontinued operations, net of tax	—	0.01	(0.01)	0.03
Extraordinary items, net of tax	—	(0.01)	—	(0.01)

Total diluted earnings per common share	$0.48	$0.37	$1.52	$1.05

Weighted-average shares used to calculate diluted EPS includes the effect of certain options and restricted stock awards. Certain other options and stock awards related to approximately six million and nine million shares for the three months ended September 30, 2008 and 2007, respectively, and seven million and eight million shares for the nine months ended September 30, 2008 and 2007, respectively, were not included in the calculation of diluted EPS because either the option exercise prices were greater than the average market price of the shares during these periods or performance measures related to the awards had not yet been met.

10. Inventory

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

The components of inventory are as follows:

	September 30, 2008	December 31, 2007
	(in millions)
Natural gas	$323	$154
Natural gas liquids	55	25
Materials and supplies	92	108

Total inventory	$470	$287

11. Investments in and Loans to Unconsolidated Affiliates

Spectra Energy’s most significant investment in unconsolidated affiliates is the 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating revenues	$4,892	$3,115	$13,769	$9,214
Operating expenses	4,261	2,793	12,370	8,410
Operating income	631	322	1,399	804
Net income	477	281	1,293	690

As further discussed in Note 7, Spectra Energy entered into a propane sales agreement with an affiliate of DCP Midstream in the second quarter of 2008. During the three and nine-month periods ended September 30, 2008, Spectra Energy recorded revenues of $22 million and $36 million, respectively, associated with this agreement, classified within Income (Loss) From Discontinued Operations, Net of Tax.

In the nine-month period ended September 30, 2008, Spectra Energy loaned Southeast Supply Header, LLC (SESH), a 50%-owned equity affiliate, $170 million in connection with the construction of SESH pipeline facilities. The loan receivable from SESH, including accrued interest, totaled $323 million at September 30, 2008 and $148 million at December 31, 2007.

In the nine-month period ended September 30, 2008, Spectra Energy loaned Steckman Ridge, LP (Steckman), a 50%-owned equity affiliate, $21 million in connection with the construction of Steckman storage facilities. The loan receivable from Steckman, including accrued interest, totaled $24 million at September 30, 2008 and $3 million at December 31, 2007.

12. Goodwill

Spectra Energy has completed its annual goodwill impairment test as of August 31, 2008 and no impairments were identified. Spectra Energy primarily uses a discounted cash flow analysis to determine fair value for each reporting unit. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, Spectra Energy incorporates expected long-term rates, regulatory stability, the ability to renew contracts, commodity prices (where appropriate), and foreign currency exchange rates, as well as other factors that affect its revenue, expense and capital expenditure projections.

The long-term cash flows and resulting reporting unit values of Spectra Energy’s Western Canada gathering and processing operations remain sensitive to projected growth rate assumptions. While exploration and drilling activities slowed somewhat in certain of Spectra Energy’s business areas in 2006 and 2007, overall long-term growth rates associated with these Western Canada operations increased during 2008 as a result of strong indicators of interest for continued natural gas exploration and drilling in the areas of British Columbia and Alberta that are in close proximity to Spectra Energy’s facilities. Management continues to monitor these growth activities.

Management is also monitoring the affects of the economic downturn that could result from the equity market declines that have occurred in recent months. If these conditions continue over the long-term, these factors could increase the long-term cost of capital utilized to calculate reporting unit fair values. Any such increase would primarily affect Spectra Energy’s BC Pipeline unit in Western Canada, as well as the Distribution segment. However, if an increase in the cost of capital occurred, the effect on reporting unit fair values would be ultimately offset by a similar increase in these units’ regulated revenues since those rates include a component that is based on the units’ cost of capital.

13. Debt and Credit Facilities

Spectra Energy completed the following debt issuances during 2008 as part of its overall financing plan to fund capital expenditures and for other corporate purposes.

	Issue Date	Amount		Interest Rate	Due Date
		(in millions)
Spectra Energy Capital, LLC	April 2008	$500		6.20%	2018
Union Gas Limited	April 2008	198	(a)	5.35%	2018
Westcoast Energy Inc.	July 2008	250	(a)	5.60%	2019
Westcoast Energy Inc.	August 2008	48	(a)	5.60%	2019
Union Gas Limited	September 2008	281	(a)	6.05%	2038
Spectra Energy Capital, LLC	September 2008	250		5.90%	2013
Spectra Energy Capital, LLC	September 2008	250		7.50%	2038

(a)	U.S. dollar equivalent

On July 31, 2008, Maritimes & Northeast Pipeline, L.L.C. paid $288 million to retire its outstanding bonds and bank debt, and an additional $54 million early-extinguishment premium for the bonds. The payment of the premium, a regulatory asset, is presented within Cash Flows from Financing Activities—Other on the Condensed Consolidated Statements of Cash Flows.

Credit Facilities Summary

				Outstanding at September 30, 2008
	Expiration Date	Credit Facilities Capacity		Commercial Paper	Term Loan	Revolving Credit	Letters of Credit	Total
				(in millions)
Spectra Energy Capital, LLC	2012	$1,500	(a)	$128	$—	$654	$5	$787
Westcoast Energy Inc.	2011	188	(b)	—	—	—	—	—
Union Gas Limited	2012	470	(c)	131	—	—	—	131
Spectra Energy Partners, LP	2012	500	(d)	—	68	172	—	240

Total		$2,658		$259	$68	$826	$5	$1,158

(a)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%. Lehman Brothers Commercial Bank (Lehman) is a lender in this facility and, as of September 30, 2008, was in default in its obligation to fund under the agreement. As a result of this default, Spectra Energy Capital, LLC (Spectra Capital) has the right to replace the lender; however, until a replacement is completed, Spectra Capital considers $48 million dollars of unfunded commitment from Lehman to be unavailable. Amounts outstanding under the revolving credit facility are classified within Short-Term Borrowings and Commercial Paper on the Condensed Consolidated Balance Sheets.
(b)	Denominated in Canadian dollars totaling 200 million and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75%.

(c)	Denominated in Canadian dollars totaling 500 million and contains a covenant that requires the debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year.
(d)	Contains a covenant requiring the borrower to collateralize the term loan with qualifying investment-grade securities in an amount equal to or greater than the outstanding principal amount of the loan. Lehman is also a lender in this facility. As Lehman Brothers Holding Inc. has filed bankruptcy, Spectra Energy Partners considers $16 million of unfunded commitment from Lehman to be unavailable. Amounts outstanding under the revolving credit facility are classified within Long-Term Debt.

The terms of the Spectra Energy Partners credit facility allow for liquidation of collateral to fund capital expenditures or certain acquisitions provided that an equal amount of term loan is converted to a revolving loan. Investments in marketable securities totaling $69 million at September 30, 2008 and $155 million at December 31, 2007 were pledged as collateral against the term loan. These investments are classified as Investments and Other Assets—Other on the Condensed Consolidated Balance Sheets.

Spectra Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2008, Spectra Energy was in compliance with those covenants. In addition, credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in certain cases, due to the acceleration of other significant indebtedness of the borrower or certain of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

14. Common Stock Repurchases

On May 6, 2008, Spectra Energy’s Board of Directors authorized a share repurchase program of up to $600 million under which purchases of Spectra Energy common stock under the program were made from time to time in the open market. During the second and third quarters of 2008, Spectra Energy repurchased the cumulative authorized limit of $600 million of common shares, and the share repurchase program was concluded on August 8, 2008. The shares were retired upon repurchase and are presented as a reduction to Additional Paid-In Capital on the Condensed Consolidated Balance Sheets.

15. Fair Value Measurements

Effective January 1, 2008, Spectra Energy adopted the required provisions of SFAS No. 157, “Fair Value Measurements,” for financial assets and liabilities. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 requires entities to, among other things, maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Spectra Energy’s market assumptions. In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

•	Level 1—Quoted unadjusted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3—Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

The following table presents, for each of the fair value hierarchy levels, Spectra Energy’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008.

Description	Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(in millions)
Available-for-sale securities	Cash and cash equivalents	$236	$99	$137	$—
Short term investment	Current assets-other	5	5	—	—
Available-for-sale securities	Investments and other assets-other	104	34	70	—
Employee benefit assets	Investments and other assets-other	24	24	—	—
Long-term derivative assets	Investments and other assets-other	53	—	11	42

Total Assets		$422	$162	$218	$42

Long-term derivative liabilities	Deferred credits and other liabilities-regulatory and other	15	—	15	—

Total Liabilities		$15	$—	$15	$—

The table below reconciles assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Short-Term Derivative Asset	Short-Term Derivative Liability	Long-Term Derivative Asset	Long-Term Derivative Liability
	(in millions)
Three Months Ended September 30, 2008
Fair value, June 30, 2008	$108	$—	$79	$—

Total gains or losses (realized/unrealized):
Included in earnings	—	—	(7)	2
Included in regulatory assets	(105)	—	—	—
Included in Other Comprehensive Income	—	—	(30)	—
Normal purchases and sales election under SFAS No. 133	—	—	—	(2)
Purchases, issuances and settlements	(3)	—	—	—

Fair value, September 30, 2008	$—	$—	$42	$—

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets held at September 30, 2008	$—	$—	$(7)	$2

Nine Months Ended September 30, 2008
Fair value, December 31, 2007	$—	$—	$47	$(21)

Total gains or losses (realized/unrealized):
Included in earnings	—	—	4	(11)
Included in regulatory assets	—	—	—	—
Included in Other Comprehensive Income	—	(5)	(9)	—
Normal purchases and sales election under SFAS No. 133	—	—	—	32
Purchases, issuances and settlements	—	5	—	—

Fair value, September 30, 2008	$—	$—	$42	$—

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets held at September 30, 2008	$—	$—	$4	$(11)

Level 2 Valuation Techniques

Fair values of Spectra Energy’s available-for-sale securities, primarily fixed-income debt instruments and money market funds that are actively traded in the secondary market, are determined based on market-based prices. These valuations may include inputs such as quoted market prices of the exact or similar instruments, broker or dealer quotations, or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency.

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

Gains and losses for the three and nine months ended September 30, 2008 associated with the long-term derivative asset and liability are reported in Other Income and Expenses, net on the Condensed Consolidated Statement of Operations and are of offsetting amounts.

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

Extended Environmental Activities, Accruals. Included in Deferred Credits and Other Liabilities—Regulatory and Other on the Condensed Consolidated Balance Sheets were accruals related to extended environmental-related activities totaling $18 million as of September 30, 2008 and $22 million as of December 31, 2007. These accruals represent provisions for costs associated with remediation activities at some current and former sites, as well as other environmental contingent liabilities. Management believes that completion or resolution of these matters will not have a material adverse effect on Spectra Energy’s consolidated results of operations, financial position or cash flows.

Litigation

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina in 2006 against Duke Energy and the Duke Energy Retirement Cash Balance Plan. A second similar class action was also filed in 2006 alleging similar claims and seeking to represent the same class of defendants, but this second case was dismissed without prejudice, and only the first case has moved forward. Various causes of action were alleged in the class action lawsuit, including violations of the Employee Retirement Income Security Act of 1974 (ERISA) and the Age Discrimination in Employment Act. These allegations arise out of the conversion of the Duke Power Company Employees’ Retirement Plan into the Duke Power Company Retirement Cash Balance Plan. The plaintiffs seek to represent present and former participants in the Duke Energy Retirement Cash Balance Plan. This group is estimated to include approximately 36,000 persons. Duke Energy filed its answer in March 2006, and various motions were thereafter filed by the parties, including plaintiffs’ motion to certify a class, Duke Energy’s motion to dismiss, and cross motions for summary judgment filed by both the plaintiffs and Duke Energy. The Court issued a series of rulings in June 2008 denying the plaintiffs class certification motion, dismissing certain of the causes of action originally filed by plaintiffs and allowing other causes of action to proceed. As a result of these rulings, the Plaintiffs re-filed a new Amended Class Action Complaint in June 2008 asserting and re-pleading the claims which the Court is allowing to proceed. Duke Energy filed a motion to dismiss in July 2008 requesting the dismissal of plaintiffs’ breach of fiduciary claims. Plaintiffs filed a new motion to certify a class action in August 2008 and Duke Energy has filed a response to this motion. All motions are pending before the Court. A new scheduling order has been entered and it is expected that certain discovery activities will ensue with respect to the surviving causes of action.

In connection with the spin-off from Duke Energy in January 2007, Spectra Energy agreed to share with Duke Energy any liabilities or damages associated with this matter that relate to Spectra Energy employees that may be members of a plaintiff class if one is certified. At mediation, plaintiffs quantified their claims as being in excess of $150 million. However, based on management’s current estimate of Spectra Energy employees that could be included in any plaintiff class, management believes that the final disposition of this matter will not have a material adverse effect on Spectra Energy’s consolidated results of operations, financial position or cash flows.

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

Spectra Energy has exposure to certain legal matters that are described herein. Spectra Energy had no material reserves as of September 30, 2008 or December 31, 2007 related to litigation matters in accordance with management’s best estimate of probable loss as defined by SFAS No. 5, “Accounting for Contingencies.”

Legal costs related to the defense of loss contingencies are expensed as incurred.

Other Commitments and Contingencies

Spectra Energy Islander East Pipeline Company, LLC (Spectra Islander), a wholly owned subsidiary, is a 50% equity partner and operator for the Islander East pipeline project which is owned by Islander East Pipeline Company, L.L.C. (Islander East), a proposed pipeline that would connect natural gas supplies to markets on Long Island, New York. This project has received FERC and other approvals but has been denied a Section 401 Water Quality Certificate (WQC) by the State of Connecticut and was the subject of an appeal before the 2nd Circuit U.S. Court of Appeals (the 2nd Circuit) filed in December 2006. On May 2, 2008, the 2nd Circuit denied Islander East’s appeal concerning the State’s second WQC denial. Islander East subsequently filed a petition with the 2nd Circuit seeking reconsideration of the court’s denial in the WQC case which was denied on June 23, 2008. On September 18, 2008, Islander East filed a petition for certiorari with the U.S. Supreme Court seeking review of the State of Connecticut denial to issue the WQC.

In August 2007, a Connecticut U.S. District Court determined that the Secretary of Commerce’s 2004 decision to override the State’s denial to issue a Coastal Zone Management Act (CZM) approval was not supported by the record and remanded the matter back to the Secretary of Commerce. Islander East and the U.S. Office of Solicitor General (the Solicitor General) subsequently filed appeals with the 2nd Circuit to overturn the lower court’s decision to remand and the State filed a motion to dismiss claiming the U.S. District Court’s remand order was non-appealable. In January 2008, the 2nd Circuit granted the State’s motion to dismiss. In March 2008, Islander East and the Solicitor General filed separate petitions with the 2nd Circuit seeking reconsideration of the 2nd Circuit’s decision in the CZM case. On June 23, 2008, the 2nd Circuit denied the petitions for both the CZM and WQC matters. The Secretary of Commerce has issued a stay in any remand activity due to the pending request for U.S. Supreme Court review of the WQC matter.

Management continues to believe that there are sufficient factual and legal bases supporting Islander East’s position that the State’s denial of the WQC was in error. Due to the appellate process, management has deferred the project completion date from its previous plans to accommodate the U.S. Supreme Court’s review of the petition for a writ of certiorari. However, Islander East remains committed to serving this market area through the development of a future firm transportation project. As of September 30, 2008, Islander East had incurred and capitalized cumulative development costs of $60 million (100% Islander East project level). Algonquin Gas Transmission, LLC (Algonquin), a wholly owned subsidiary, also has a companion project, the AGT Islander East Lease Project. As of September 30, 2008 Algonquin had incurred and capitalized cumulative development costs of $20 million associated with the AGT Islander East Lease Project. Management expects the development and material costs incurred to date could be utilized by other capital projects of Spectra Energy or a deferred project of Islander East, or with respect to materials, sold to third parties.

See Note 17 for a discussion of guarantees and indemnifications.

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

Spectra Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. In connection with the spin-off of Spectra Energy to Duke Energy shareholders, certain guarantees that were previously issued by Spectra Energy were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified Spectra Energy against any losses incurred under these guarantee arrangements.

The maximum potential amount of future payments Spectra Energy could have been required to make under these performance guarantees as of September 30, 2008 was approximately $460 million, which has been indemnified by Duke Energy, as discussed above. Approximately $33 million of the performance guarantees will expire during the remainder of 2008 through 2010, with the remaining performance guarantees expiring after 2010 or having no contractual expiration.

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

The maximum potential amount of future payments Westcoast could have been required to make under those performance guarantees of non-wholly owned entities and third-party entities as of September 30, 2008 was $56 million. Guarantees related to Westcoast have no contractual expiration.

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

At September 30, 2008, the amounts recorded for the guarantees and indemnifications described above, including the indemnifications by Duke Energy to Spectra Energy, are not material, both individually and in the aggregate.

18. Employee Benefit Plans

Retirement Plans. Effective with the separation from Duke Energy on January 2, 2007, Spectra Energy established a new qualified non-contributory defined benefit (DB) retirement plan for U.S. employees and new non-qualified plans for various executive retirement and savings plans. Spectra Energy’s Westcoast subsidiary maintains retirement plans that cover substantially all employees of Spectra Energy’s Canadian operations. In accordance with the separation agreement with Duke Energy, $49 million of net qualified pension plan assets and $52 million in liabilities associated with various executive retirement and savings plans were transferred to Spectra Energy in 2007.

Spectra Energy’s policy is to fund amounts for U.S. qualified retirement plans on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Spectra Energy did not make contributions to its U.S. retirement plans in the nine-month periods ended September 30, 2008 and 2007, and does not anticipate making any contributions to the U.S. plans during the remainder of 2008.

Spectra Energy’s policy is to fund its DB retirement plans in Canada on an actuarial basis and in accordance with Canadian pension standards legislation in order to accumulate assets sufficient to meet benefit obligations. Contributions to the defined contribution (DC) retirement plan are determined in accordance with the terms of the plan. Spectra Energy made contributions to the Canadian qualified DB plans of $28 million and $31 million during the nine-month periods ended September 30, 2008 and 2007, respectively. Spectra Energy anticipates that it will make additional contributions of approximately $15 million to the Canadian DB plans during the remainder of 2008, for a total of $43 million of contributions in 2008. Spectra Energy also made contributions to the Canadian DC plan of $4 million and $3 million during the nine-month periods ended September 30, 2008 and 2007, respectively. Spectra Energy anticipates that it will make additional contributions of approximately $1 million to the Canadian DC plans during the remainder of 2008, for a total of $5 million of contributions in 2008.

Qualified Pension Plans—Components of Net Periodic Pension Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
U.S.
Service cost benefit earned	$2	$3	$7	$8
Interest cost on projected benefit obligation	6	6	20	19
Expected return on plan assets	(9)	(10)	(27)	(28)
Amortization of loss	1	1	2	4
Amortization of prior service cost	—	1	—	1

Net periodic pension cost	$—	$1	$2	$4

Canada
Service cost benefit earned	$4	$4	$12	$11
Interest cost on projected benefit obligation	10	9	30	26
Expected return on plan assets	(12)	(11)	(36)	(31)
Amortization of loss	1	1	4	5
Amortization of prior service cost	—	1	—	1

Net periodic pension cost	$3	$4	$10	$12

Non-Qualified Pension Benefits Plans—Components of Net Periodic Pension Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
U.S.
Interest cost on projected benefit obligation	$—	$—	$1	$1

Net periodic pension cost	$—	$—	$1	$1

Canada
Service cost benefit earned	$—	$1	$1	$1
Interest cost on projected benefit obligation	1	1	4	3
Amortization of loss	—	—	—	1

Net periodic pension cost	$1	$2	$5	$5

Other Post-Retirement Benefit Plans. Spectra Energy and most of its subsidiaries provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. In accordance with the separation agreement, $194 million in liabilities associated with other post-retirement benefits were transferred to Spectra Energy upon the separation from Duke Energy.

Other Post-Retirement Benefit Plans—Components of Net Periodic Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
U.S.
Interest cost on accumulated post-retirement benefit obligation	$4	$4	$11	$12
Expected return on plan assets	(1)	(2)	(4)	(4)
Amortization of net transition liability	1	2	4	4
Amortization of prior service credit	—	—	—	(1)
Amortization of loss	—	—	1	2

Net periodic other post-retirement benefit cost	$4	$4	$12	$13

Canada
Service cost benefit earned	$1	$1	$2	$2
Interest cost on accumulated post-retirement benefit obligation	1	2	4	4
Amortization of prior service credit	—	(1)	—	(1)

Net periodic other post-retirement benefit cost	$2	$2	$6	$5

19. Consolidating Financial Information

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

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2008

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Total operating revenues	$—	$—	$1,080	$—	$1,080
Total operating expenses	(9)	—	749	—	740

Operating income	9	—	331	—	340
Equity in earnings of unconsolidated affiliates	—	—	273	—	273
Equity in earnings of subsidiaries	288	440	—	(728)	—
Other income and expenses, net	3	5	1	—	9
Interest expense	—	63	100	—	163
Minority interest expense	—	—	15	—	15

Earnings from continuing operations before income taxes	300	382	490	(728)	444
Income tax expense from continuing operations	4	94	47	—	145
Loss from discontinued operations, net of tax	—	—	(3)		(3)

Net income	$296	$288	$440	$(728)	$296

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2007

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Total operating revenues	$—	$—	$950	$—	$950
Total operating expenses	9	—	616	—	625
Gains on sales of other assets, net	—	—	5	—	5

Operating income (loss)	(9)	—	339	—	330
Equity in earnings of unconsolidated affiliates	—	—	175	—	175
Equity in earnings of subsidiaries	240	585	—	(825)	—
Other income and expenses, net	1	—	10	—	11
Interest expense	—	58	98	—	156
Minority interest expense	—	—	15	—	15

Earnings from continuing operations before income taxes	232	527	411	(825)	345
Income tax expense (benefit) from continuing operations	(2)	287	(175)	—	110
Income from discontinued operations, net of tax	—	—	3	—	3
Extraordinary item, net of tax	—	—	(4)	—	(4)

Net income	$234	$240	$585	$(825)	$234

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2008

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Total operating revenues	$—	$—	$3,813	$—	$3,813
Total operating expenses	1	1	2,667	—	2,669
Gains on sales of other assets and other, net	—	—	32	—	32

Operating income (loss)	(1)	(1)	1,178	—	1,176
Equity in earnings of unconsolidated affiliates	—	—	725	—	725
Equity in earnings of subsidiaries	958	1,467	—	(2,425)	—
Other income and expenses, net	1	11	18	—	30
Interest expense	—	172	298	—	470
Minority interest expense	—	—	46	—	46

Earnings from continuing operations before income taxes	958	1,305	1,577	(2,425)	1,415
Income tax expense from continuing operations	—	347	106	—	453
Loss from discontinued operations, net of tax	—	—	(4)	—	(4)

Net income	$958	$958	$1,467	$(2,425)	$958

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2007

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Total operating revenues	$—	$—	$3,317	$—	$3,317
Total operating expenses	27	1	2,253	—	2,281
Gains on sales of other assets and other, net	—	—	6	—	6

Operating income (loss)	(27)	(1)	1,070	—	1,042
Equity in earnings of unconsolidated affiliates	—	—	394	—	394
Equity in earnings of subsidiaries	683	1,102	—	(1,785)	—
Other income and expenses, net	1	(1)	37	—	37
Interest expense	—	161	306	—	467
Minority interest expense	—	—	41	—	41

Earnings from continuing operations before income taxes	657	939	1,154	(1,785)	965
Income tax expense (benefit) from continuing operations	(9)	256	65	—	312
Income from discontinued operations, net of tax	—	—	17	—	17
Extraordinary item, net of tax	—	—	(4)	—	(4)

Net income	$666	$683	$1,102	$(1,785)	$666

Spectra Energy Corp

Condensed Consolidating Balance Sheet

September 30, 2008

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Cash and cash equivalents	$—	$99	$182	$—	$281
Receivables (payables)—consolidated subsidiaries	(50)	285	(230)	(5)	—
Receivables—other	1	6	788	—	795
Other current assets	13	14	715	—	742

Total current assets	(36)	404	1,455	(5)	1,818
Investments in and loans to unconsolidated affiliates	—	—	2,089	—	2,089
Investments in consolidated subsidiaries	7,998	11,330	—	(19,328)	—
Advances receivable (payable)—consolidated subsidiaries	(1,752)	3,079	(1,327)	—	—
Goodwill	—	—	3,767	—	3,767
Other assets	97	365	54	—	516
Property, plant and equipment, net	—	—	14,361	—	14,361
Regulatory assets and deferred debits	—	16	940	—	956

Total Assets	$6,307	$15,194	$21,339	$(19,333)	$23,507

Accounts payable (receivable)—consolidated subsidiaries	$5	$42	$(42)	$(5)	$—
Accounts payable—other	1	126	222	—	349
Accrued taxes payable (receivable)	(311)	385	71	—	145
Current maturities of long-term debt	—	147	74	—	221
Other current liabilities	14	1,224	602	—	1,840

Total current liabilities	(291)	1,924	927	(5)	2,555
Long-term debt	—	3,450	5,919	—	9,369
Deferred credits and other liabilities	177	1,822	2,462	—	4,461
Minority interests	—	—	701	—	701
Total stockholders’ equity	6,421	7,998	11,330	(19,328)	6,421

Total Liabilities and Stockholders’ Equity	$6,307	$15,194	$21,339	$(19,333)	$23,507

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

Spectra Energy Corp

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2008

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Net cash provided by (used in) operating activities	$(5)	$(327)	$1,728	$—	$1,396
Net cash used in investing activities	—	(190)	(1,374)	—	(1,564)
Net cash provided by (used in) financing activities	5	616	(267)	—	354
Effect of exchange rate changes on cash	—	—	1	—	1

Net increase in cash and cash equivalents	—	99	88	—	187
Cash and cash equivalents at beginning of period	—	—	94	—	94

Cash and cash equivalents at end of period	$—	$99	$182	$—	$281

Spectra Energy Corp

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2007

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Spectra Energy Corp Consolidated
Net cash provided by (used in) operating activities	$(170)	$(100)	$1,122	$—	$852
Net cash used in investing activities	—	(51)	(1,066)	—	(1,117)
Net cash provided by (used in) financing activities	170	195	(326)	—	39
Effect of exchange rate changes on cash	—	—	62	—	62

Net increase (decrease) in cash and cash equivalents	—	44	(208)	—	(164)
Cash and cash equivalents at beginning of period	—	(44)	343	—	299

Cash and cash equivalents at end of period	$—	$—	$135	$—	$135

20. New Accounting Pronouncements

The following new accounting pronouncements were adopted during the nine months ended September 30, 2008:

SFAS No. 157, “Fair Value Measurements.” In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” Also in February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP No. FAS 157-1 by Spectra Energy effective January 1, 2008 did not have a material impact on Spectra Energy’s consolidated results of operations, financial position or cash flows. See Note 15 for further discussion. Spectra Energy has elected to defer the adoption of SFAS No. 157 for its goodwill impairment test and the measurement of asset retirement obligations until January 1, 2009 as permitted.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions in fair values resulting from a change in the valuation technique or its application would be accounted for as a change in accounting estimate. The adoption of FSP No. FAS 157-3 had no impact on Spectra Energy’s consolidated results of operations, financial position or cash flows.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial instruments at fair value. Spectra Energy has determined it will not elect fair value measurements for financial assets and financial liabilities included in the scope of SFAS No. 159.

EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” In June 2007, the FASB Emerging Issues Task Force (EITF) reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 was applied to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared after December 31, 2007. The effect of adopting EITF 06-11 was not material to Spectra Energy’s consolidated results of operations, financial position or cash flows as of and for the nine-month period ended September 30, 2008 and is not expected to be material to future periods.

The following new accounting pronouncements have been issued, but have not yet been adopted as of September 30, 2008:

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

Spectra Energy continues to examine the balances previously reflected as minority interests on the Condensed Consolidated Balance Sheet and of the amount of minority interest net income previously reflected within net income. Spectra Energy cannot currently estimate the full effect that this standard will have on its historical or future consolidated results of operations, financial position and cash flows. However, previously deferred gains associated with the formation of Spectra Energy Partners totaling approximately $60 million, currently classified within Deferred Credits and Other Liabilities—Regulatory and Other on the Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007, is expected to be reclassified to Stockholders’ Equity upon adoption of this standard.

SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” In March 2008, the FASB issued SFAS No. 161 which amends and expands the disclosure requirements for SFAS No. 133 with the intent to provide users of financial statements an enhanced understanding of how and why derivative instruments are used, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2008.

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

21. Subsequent Events

On October 7, 2008, Spectra Energy entered into an agreement to sell certain interests in the natural gas gathering and processing facilities within the Western Canada Transmission & Processing segment. See Note 7 for further discussion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements. As previously discussed, the Condensed Consolidated Statements of Operations and related discussions contained in this report have been re-cast to reflect the operating results of certain Western Canada Transmission & Processing natural gas gathering and processing facilities as discontinued operations for all periods presented. See Note 7 of Notes to Condensed Consolidated Financial Statements for further discussion.

Executive Overview

For the three months ended September 30, 2008 and 2007, Spectra Energy reported net income of $296 million and $234 million, respectively. For the nine months ended September 30, 2008 and 2007, Spectra Energy reported net income of $958 million and $666 million, respectively. The increase in net income for the three and nine-month periods primarily reflects the positive impact of higher NGL prices, which correlate to higher crude oil prices, during the first nine months of 2008 on the earnings from Field Services. Crude oil averaged $113 per barrel for the nine months ended September 30, 2008 versus $67 per barrel during the same period in 2007.

The highlights for the three months and nine months ended September 30, 2008 include:

•

U.S. Transmission’s earnings benefited from completed expansion projects and a customer bankruptcy settlement in the second quarter of 2008, offset by higher project development costs charged to expense, primarily in the third quarter 2008, as well as higher operating and administrative costs.

•	Distribution results reflect higher storage and transportation revenues and a stronger Canadian dollar comparing the 2008 and 2007 periods.

•	Western Canada Transmission & Processing earnings increased primarily as a result of higher volumes and stronger NGL prices related to the Empress processing plant and a stronger Canadian dollar.

•	Field Services earnings reflect higher NGL prices, improved efficiencies and higher volumes, partially offset by lost revenues in the third quarter 2008 resulting from Hurricane Ike.

•

Results for Other include costs associated with the spin-off of Spectra Energy in 2007, mostly offset by the favorable resolution of a legal matter in 2007 and higher benefits and incentive costs in 2008.

Spectra Energy reported $1.5 billion of capital and investment expenditures in the first nine months of 2008 of the approximately $2.2 billion that is projected for the full year, including expansion capital of approximately $1.6 billion. As of early November 2008, Spectra Energy’s 2008 expansion projects are substantially complete, with returns on these projects expected to be at the high end of those originally anticipated. Expansion expenditures for 2009 are currently expected to be about one-half of the amount of 2008, mainly as a result of many of the larger projects coming into service in 2008 or early 2009. Spectra Energy continues to assess projected long-term market requirements and, based on the current assessment, believes that expansion expenditures will continue to support strategic objectives.

Through September 30, 2008, Spectra Energy has successfully issued approximately $1.8 billion of new long-term debt, completing the new long-term debt issuances expected for 2008. In addition, Spectra Energy continues to have ongoing access to over $2.5 billion in credit facilities and has continued to utilize commercial paper and revolving lines of credit as needed to fund liquidity needs throughout September and October 2008 when there has been significant general market disruption around credit.

On May 6, 2008, Spectra Energy’s Board of Directors approved a share repurchase program, authorizing Spectra Energy to purchase in the aggregate up to $600 million of shares of its outstanding common stock. This share repurchase program was completed on August 8, 2008.

On July 3, 2008, Spectra Energy declared a 9% increase in its quarterly dividend from $0.23 to $0.25 per common share. The new annualized dividend rate is $1.00 per share, representing a nearly 14% increase over the 2007 level of $0.88 per share.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Operating revenues	$1,080	$950	$3,813	$3,317
Operating expenses	740	625	2,669	2,281
Gains on sales of other assets and other, net	—	5	32	6

Operating income	340	330	1,176	1,042
Other income and expenses, net	282	186	755	431
Interest expense	163	156	470	467
Minority interest expense	15	15	46	41

Earnings from continuing operations before income taxes	444	345	1,415	965
Income tax expense from continuing operations	145	110	453	312

Income from continuing operations	299	235	962	653
Income (loss) from discontinued operations, net of tax	(3)	3	(4)	17

Income before extraordinary items	296	238	958	670
Extraordinary items, net of tax	—	(4)	—	(4)

Net income	$296	$234	$958	$666

Three and Nine Months Ended September 30, 2008 Compared to Same Periods in 2007

Operating Revenues. Operating revenues for the three and nine months ended September 30, 2008 increased $130 million or 14%, and $496 million or 15%, respectively, compared to the same periods in 2007. The increases were driven primarily by:

•	higher NGL prices associated with the Empress operations,

•	the effects of a stronger Canadian dollar on revenues at Western Canada Transmission & Processing and Distribution, and

•	expansion projects placed in service in late 2007 at U.S. Transmission.

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2008 increased $115 million or 18%, and $388 million or 17%, respectively, compared to the same periods in 2007. The increases were driven primarily by:

•	higher prices and volumes of natural gas purchased for the Empress facility,

•	the effects of a stronger Canadian dollar at Western Canada Transmission & Processing and Distribution,

•

an increase in project development costs as a result of the capitalization of previously expensed costs on northeast expansions in 2007, and increased operating and administrative costs at U.S. Transmission.

For a more detailed discussion of operating revenues and expenses, see the segment discussions that follow.

Gains on Sales of Other Assets and Other, net. Gains on sales of other assets and other, net for the three and nine months ended September 30, 2008 decreased $5 million and increased $26 million, respectively, compared to the same periods in 2007. The increase year-to-date, was primarily due to a 2008 second quarter customer bankruptcy settlement.

Operating Income. Operating income for the three and nine months ended September 30, 2008 increased $10 million, or 3%, and $134 million, or 13%, respectively, compared to the same periods in 2007 primarily as a result of higher NGL prices that benefited the Empress operations, a stronger Canadian dollar, a 2008 customer bankruptcy settlement, and higher earnings from expansion projects, partially offset by higher project development costs charged to expense as well as higher operating and administrative costs.

Other Income and Expenses, net. Other income and expenses, net for the three and nine months ended September 30, 2008 increased $96 million and $324 million, respectively, compared to the same periods in 2007. The increases represent higher equity in earnings from the Field Services segment, primarily reflecting higher commodity prices in 2008 compared to 2007.

Interest Expense. Interest expense for the three and nine months ended September 30, 2008 increased $7 million and $3 million, respectively, compared to the same periods in 2007, reflecting the successful completion of Spectra Energy’s planned debt issuances in 2008 and a stronger Canadian dollar, partially offset by lower balances and rates on commercial paper, higher interest costs capitalized and increased benefits from interest rate swaps in 2008.

Minority Interest Expense. Minority interest expense for the nine months ended September 30, 2008 increased $5 million compared to the same period in 2007, primarily as a result of earnings from Spectra Energy Partners formed in July 2007.

Income Tax Expense from Continuing Operations. Income tax expense from continuing operations for the three and nine months ended September 30, 2008 increased $35 million and $141 million, respectively, as a result of higher earnings from continuing operations. The effective tax rate for income from continuing operations for the three months ended September 30, 2008 was 32.7% as compared to 31.9% for the same period in 2007. The lower effective tax rate in the prior period was primarily a result of an adjustment in the 2007 period for final 2006 tax returns in Canada. The effective tax rate for the nine months ended September 30, 2008 was 32.0% as compared to 32.3% for the same period of 2007.

Income (Loss) from Discontinued Operations, net of tax. Income from discontinued operations for the three and nine months ended September 30, 2008 decreased $6 million and $21 million, respectively. The year-to-date variance is driven by proceeds received from a litigation settlement in the second quarter of 2007. The decreases for three months and nine months ended September 30, 2008 also reflect the operating results of certain Western Canada Transmission & Processing natural gas gathering and processing facilities. In October 2008, Spectra Energy entered into an agreement to sell its interests in these facilities.

Extraordinary Items, net of tax. Extraordinary items, net of tax for the three and nine months ended September 30, 2007 reflected an extraordinary loss in the third quarter of 2007 of $4 million, net of tax. Union Gas received a decision from the OEB in 2006 that effectively caused a portion of its storage operations to become unregulated. As a result of an additional and related August 2007 decision from the OEB, Spectra Energy recorded an extraordinary loss to further remove the effects of storage regulation from the consolidated balance sheet.

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

EBIT by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
U.S. Transmission	$213	$230	$683	$673
Distribution	44	40	263	238
Western Canada Transmission & Processing	113	101	333	218
Field Services	239	140	647	345

Total reportable segment EBIT	609	511	1,926	1,474
Other	(9)	(15)	(57)	(56)

Total reportable segment and other EBIT	600	496	1,869	1,418
Interest expense	163	156	470	467
Interest income and other (a)	7	5	16	14

Consolidated earnings from continuing operations before income taxes	$444	$345	$1,415	$965

(a)	Includes foreign currency transaction gains and losses, additional minority interest expense not allocated to the segment results and intersegment eliminations.

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

U.S. Transmission

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$402	$386	$16	$1,205	$1,133	$72
Operating expenses
Operating, maintenance and other	156	126	30	433	328	105
Depreciation and amortization	58	57	1	174	162	12
Gains on sales of other assets and other, net	—	—	—	32	1	31

Operating income	188	203	(15)	630	644	(14)
Other income and expenses, net	39	41	(2)	94	63	31
Minority interest expense	14	14	—	41	34	7

EBIT	$213	$230	$(17)	$683	$673	$10

Proportional throughput, Tbtu (a)	479	531	(52)	1,596	1,641	(45)

(a)	Trillion British thermal units. Revenues are not significantly affected by pipeline throughput fluctuations, since revenues are primarily composed of demand charges.

Three Months Ended September 30, 2008 Compared to Same Period in 2007

Operating Revenues. The $16 million increase was driven primarily by:

•	a $16 million increase from expansion projects placed in service in late 2007 and third quarter 2008, and

•	a $6 million increase in processing revenues associated with pipeline operations, primarily from higher NGL prices.

Operating, Maintenance and Other. The $30 million increase was driven primarily by:

•	a $19 million increase in operating and administrative costs including fuel, utilities, equipment repairs, benefit and software costs, and

•

an $8 million increase in project development costs expensed when comparing the periods. In accordance with Spectra Energy’s policy, project development costs are initially expensed until it is determined that recovery of such costs through regulated revenues of the completed project is probable, at which time inception-to-date costs of the project are capitalized and operating expenses are reduced.

Other Income and Expenses, net. The $2 million decrease was primarily a result of lower equity income attributable to the net capitalization of project development costs in 2007 on SESH and Gulfstream’s Phase IV expansion projects totaling $18 million, mostly offset by the increased capitalization of interest associated with the SESH project.

EBIT. The $17 million decrease reflects higher project development expenses, primarily resulting from the capitalization of these expenses in the prior quarter, and increased operating and administrative costs, partially offset by higher earnings from expansion projects placed in service in late 2007 and higher earnings from capitalized interest on construction projects during the 2008 quarter.

Nine Months Ended September 30, 2008 Compared to Same Period in 2007

Operating Revenues. The $72 million increase was driven primarily by:

•	a $46 million increase from expansion projects placed in service in late 2007 and third quarter 2008,

•	a $23 million increase in processing revenues associated with pipeline operations, primarily from higher NGL prices, and

•	a $9 million increase resulting from a stronger Canadian dollar, related to M&N LP.

Operating, Maintenance and Other. The $105 million increase was driven primarily by:

•

a $50 million increase in project development costs, reflecting expensed project development costs of $28 million in 2008 and a net benefit of $22 million in 2007 due to the capitalization of previously expensed costs on northeast expansions during that period,

•	a $35 million increase in operating and administrative costs including pipeline integrity, fuel, utilities, equipment repairs, labor and outside services and software costs, and

•	a $16 million increase in ad valorem taxes primarily as a result of favorable valuations in 2007.

Depreciation and Amortization. The $12 million increase was driven primarily by expansion projects placed into service in 2007.

Gains on Sales of Other Assets and Other, net. The $31 million increase reflects a customer bankruptcy settlement in June 2008.

Other Income and Expenses, net. The $31 million increase was primarily a result of higher equity income from unconsolidated affiliates attributable to the capitalization of interest on construction projects and $7 million of lower project development costs charged to expense, both of which are primarily for the SESH project.

Minority Interest Expense. The $7 million increase was driven primarily by earnings from Spectra Energy Partners formed in July 2007.

EBIT. The $10 million increase reflects a gain on a customer bankruptcy settlement, higher earnings from expansion projects and higher commodity prices for gas processing associated with pipeline operations. These increases were partially offset by an increase in project development costs charged to expense and increased operating and administrative costs.

Distribution

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$280	$266	$14	$1,433	$1,330	$103
Operating expenses
Natural gas purchased	97	98	(1)	747	726	21
Operating, maintenance and other	93	91	2	284	252	32
Depreciation and amortization	45	42	3	138	119	19
Gains on sales of other assets and other, net	—	5	(5)	—	5	(5)

Operating income	45	40	5	264	238	26
Other income and expenses, net	(1)	—	(1)	(1)	—	(1)

EBIT	$44	$40	$4	$263	$238	$25

Number of customers (thousands)				1,300	1,280	20
Heating degree days (Fahrenheit)	264	226	38	4,815	4,701	114
Pipeline throughput, Tbtu	153	137	16	631	590	41

Three Months Ended September 30, 2008 as Compared to Same Period in 2007

Operating Revenues. The $14 million increase was driven primarily by:

•	a $5 million increase due to growth in the number of customers,

•	an $11 million increase from higher natural gas prices passed through to customers without a mark-up, and

•	a $13 million increase in storage and transportation revenues primarily due to favorable market conditions and growth of the transmission system, partially offset by

•	a $14 million decrease in customer usage of natural gas.

Natural Gas Purchased. The $1 million decrease was driven primarily by:

•	an $11 million decrease in customer usage of natural gas, and

•	a $4 million decrease related to fuel used in operations, partially offset by

•	a $3 million increase due to growth in the number of customers, and

•	an $11 million increase related to higher natural gas prices passed through to customers without a mark-up.

Depreciation and Amortization. The $3 million increase was due to a higher asset base resulting primarily from completion of Phase II of the Dawn-Trafalgar expansion.

Gains on Sales of Other Assets and Other, net. The $5 million decrease was due to a gain on the sale of land in 2007.

EBIT. The $4 million increase was primarily attributable to higher storage and transportation revenues.

Nine Months Ended September 30, 2008 as Compared to Same Period in 2007

Operating Revenues. The $103 million increase was driven primarily by:

•	a $146 million increase resulting from a stronger Canadian dollar,

•	a $30 million increase due to growth in the number of customers, and

•	a $32 million increase in storage and transportation revenues primarily due to favorable market conditions and growth of the transmission system, partially offset by

•	a $63 million decrease from lower natural gas prices passed through to customers without a mark-up,

•	a $22 million decrease in customer usage of natural gas, and

•	a $15 million decrease due to an unfavorable decision from the OEB on unregulated storage revenues in the second quarter of 2008.

Natural Gas Purchased. The $21 million increase was driven primarily by:

•	an $85 million increase resulting from a stronger Canadian dollar, and

•	a $28 million increase due to growth in the number of customers, partially offset by

•	a $63 million decrease related to lower natural gas prices passed through to customers without a mark-up, and

•	a $20 million decrease in customer usage of natural gas.

Operating, Maintenance and Other. The $32 million increase was driven primarily by a stronger Canadian dollar.

Depreciation and Amortization. The $19 million increase was driven by:

•	an $11 million increase resulting from a stronger Canadian dollar, and

•	an $8 million increase due to a higher asset base resulting primarily from completion of Phase II of the Dawn-Trafalgar expansion.

Gains on Sales of Other Assets and Other, net. The $5 million decrease was due to a gain on the sale of land in 2007.

EBIT. The $25 million increase was primarily attributable to higher storage and transportation revenues and a stronger Canadian dollar.

Western Canada Transmission & Processing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$397	$298	$99	$1,174	$852	$322
Operating expenses
Natural gas and petroleum products purchased	136	67	69	384	240	144
Operating, maintenance and other	110	93	17	342	292	50
Depreciation and amortization	37	35	2	114	98	16

Operating income	114	103	11	334	222	112
Other income and expenses, net	(1)	(2)	1	—	—	—
Minority interest expense	—	—	—	1	4	(3)

EBIT	$113	$101	$12	$333	$218	$115

Pipeline throughput, Tbtu	150	144	6	454	436	18
Volumes processed, Tbtu	183	183	—	526	531	(5)
Empress inlet volumes, Tbtu	218	188	30	644	521	123

Three Months Ended September 30, 2008 Compared to Same Period in 2007

Operating Revenues. The $99 million increase was driven primarily by:

•	an $89 million increase due to higher volumes and stronger NGL sales prices associated with the Empress operations, and

•	a $4 million increase mainly due to higher processing volumes in the Pine River area of northeastern British Columbia.

Natural Gas and Petroleum Products Purchased. The $69 million increase was driven primarily by higher volumes and prices of natural gas purchased for the Empress facility.

Operating, Maintenance and Other. The $17 million increase was driven primarily by:

•	a $7 million increase caused by timing of operating expenses between the quarters,

•	a $3 million increase in plant fuel and electricity costs at the Empress facility, and

•	a $3 million increase due to higher repairs and maintenance costs for processing plants.

EBIT. The $12 million increase was driven primarily by higher volumes and stronger NGL prices that benefited the Empress operations, partially offset by higher operating expenses.

Nine Months Ended September 30, 2008 Compared to Same Period in 2007

Operating Revenues. The $322 million increase was driven primarily by:

•	a $202 million increase primarily due to stronger NGL sales prices and higher volumes associated with the Empress operations,

•	a $91 million increase resulting from a stronger Canadian dollar, and

•	a $13 million increase mainly due to higher processing volumes in the Pine River area of northeastern British Columbia.

Natural Gas and Petroleum Products Purchased. The $144 million increase was driven by:

•	a $115 million increase mainly from higher prices and volumes of natural gas purchased for the Empress facility, and

•	a $28 million increase resulting from a stronger Canadian dollar.

Operating, Maintenance and Other. The $50 million increase was driven by:

•	a $28 million increase resulting from a stronger Canadian dollar,

•	an $11 million increase in plant fuel and electricity costs at the Empress facility, and

•	a $4 million increase caused by higher repairs and maintenance costs for processing plants.

Depreciation and Amortization. The $16 million increase was driven primarily by:

•	a $9 million increase resulting from a stronger Canadian dollar, and

•	a $6 million increase due to increased pipeline depreciation rates as a result of a pipeline rate settlement as well as capital additions.

Minority Interest Expense. The $3 million decrease was driven primarily by the purchase of the Income Fund in the second quarter of 2008. Prior to the acquisition, the Income Fund indirectly held 54% of Spectra Energy’s consolidated Midstream operations and Westcoast indirectly held the remaining 46%.

EBIT. The $115 million increase was driven primarily by higher NGL prices and volumes that benefited the Empress operations, and a stronger Canadian dollar.

Field Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions, except where noted)
Equity in earnings of unconsolidated affiliates	239	140	99	647	345	302

EBIT	$239	$140	$99	$647	$345	$302

Natural gas gathered and processed/transported, Tbtu/d (a,b)	6.6	6.8	(0.2)	7.1	6.7	0.4
NGL production, MBbl/d (a,c)	340	365	(25)	365	358	7
Average natural gas price per MMBtu (d)	$10.24	$6.16	$4.08	$9.73	$6.83	$2.90
Average NGL price per gallon (e)	$1.44	$1.14	$0.30	$1.42	$1.02	$0.40

(a)	Reflects 100% of volumes
(b)	Trillion British thermal units per day
(c)	Thousand barrels per day
(d)	Million British thermal units. Average price based on NYMEX Henry Hub.
(e)	Does not reflect results of commodity hedges

Three Months Ended September 30, 2008 Compared to Same Period in 2007

EBIT. Higher equity in earnings of $99 million were primarily the result of the following variances, each representing Spectra Energy’s 50% ownership portion of the earnings drivers at DCP Midstream:

•	an $82 million increase from commodity-sensitive processing arrangements due to increased commodity prices,

•	a $26 million increase in marketing margins related to derivative timing gains associated with gas marketing positions, and

•	a $23 million increase in earnings from DCP Midstream Partners primarily as a result of mark-to-market gains on hedges used to protect distributable cash flows, partially offset by

•

a $17 million decrease resulting primarily from increased operating and maintenance expenses due to growth, inflation and increased maintenance activity, and higher depreciation expense primarily attributable to asset acquisitions, partially offset by decreased general and administrative costs as a result of $3 million of costs in 2007 associated with DCP Midstream’s initiative to create stand alone corporate functions separate from its two partners,

•

an $11 million decrease in gathering and processing margins primarily attributable to decreased natural gas and NGL volumes as a result of hurricanes and adverse weather events, partially offset by increased gas and NGL volumes and improved system efficiencies in non weather-impacted areas, and

•	a $4 million decrease due to higher net interest expense resulting from the increased debt associated with acquisitions in 2007.

Nine Months Ended September 30, 2008 Compared to Same Period in 2007

EBIT. Higher equity in earnings of $302 million were primarily the result of the following variances, each representing Spectra Energy’s 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $317 million increase from commodity-sensitive processing arrangements, due to increased commodity prices, and

•

a $28 million increase in gathering and processing margins primarily attributable to increased natural gas volumes, partially due to lower natural gas volumes in 2007 from the effects of severe weather, as well as increased NGL volumes due to improved plant efficiencies, partially offset by decreased natural gas and NGL volumes as a result of hurricanes and adverse weather events, partially offset by

•

a $27 million decrease resulting from increased operating and maintenance expenses due to growth, inflation and increased maintenance activity, and higher depreciation expense primarily attributable to asset acquisitions, partially offset by decreased general and administrative costs as a result of $9 million of costs in 2007 associated with DCP Midstream’s initiative to create stand alone corporate functions separate from its two partners,

•	a $13 million decrease due to higher net interest expense resulting from the increased debt associated with acquisitions in 2007, and

•	a $7 million decrease in earnings from DCP Midstream Partners primarily as a result of mark-to-market losses on hedges used to protect distributable cash flows.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$11	$8	$3	$32	$23	$9
Operating expenses	19	25	(6)	85	85	—

Operating loss	(8)	(17)	9	(53)	(62)	9
Other income and expenses, net	(1)	2	(3)	(4)	6	(10)

EBIT	$(9)	$(15)	$6	$(57)	$(56)	$(1)

Three Months Ended September 30, 2008 as Compared to Same Period in 2007

EBIT. The 2007 period included $5 million of costs associated with the spin-off of Spectra Energy. The 2008 third quarter results included a benefit for the favorable resolution of an insurance contingency offset by higher benefit costs in 2008 when compared to 2007.

Nine Months Ended September 30, 2008 as Compared to Same Period in 2007

EBIT. The 2007 period included $16 million of costs associated with the spin-off of Spectra Energy. Excluding these costs, EBIT was lower by $17 million primarily as a result of a benefit recognized from the favorable resolution of a legal matter in 2007 and higher benefits and incentive costs in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Operating Cash Flows

Net cash provided by operating activities increased $544 million to $1,396 million for the nine months ended September 30, 2008 compared to the same period in 2007. This change was driven primarily by:

•	an increase of $312 million in distributions received from unconsolidated affiliates in 2008, primarily from DCP Midstream, and

•	a January 2007 payment of $100 million, which was accrued at December 31, 2006, to resolve certain litigation matters associated with discontinued LNG operations.

Net working capital was negative $737 million as of September 30, 2008, which included short-term borrowings and commercial paper totaling $913 million and current maturities of long-term debt of $221 million. Spectra Energy will rely upon cash flows from operations and additional financing transactions to fund its liquidity and capital requirements for the next 12 months including issuances of short-term and long-term debt. See also Financing Cash Flows and Liquidity for discussions of effective shelf registrations, available credit facilities and new debt issuances.

Capital market declines experienced during the third quarter of 2008 have adversely impacted the market value of investment assets used to fund Spectra Energy’s defined benefit employee retirement plans. Given the current volatility of capital market returns, Spectra Energy is unable to determine the impact of such market returns on future funding requirements or expense levels for 2009 and beyond. However, based on activity through the third quarter of 2008, management believes there will be no material impacts on Spectra Energy’s consolidated results of operations, financial position or liquidity.

Investing Cash Flows

Cash flows used in investing activities increased $447 million to $1,564 million in the first nine months of 2008 compared to the same period in 2007. This change was driven primarily by:

•	a $595 million increase in capital and investment expenditures in 2008 as a result of expansion projects underway at each of Spectra Energy’s segments, and

•	the $274 million acquisition on May 1, 2008 of the units of the Income Fund that were held by non-affiliated holders, partially offset by

•	a net increase of $268 million in proceeds from the sales and maturities of available-for-sale securities primarily at Spectra Energy Partners, and

•	distributions received from DCP Midstream of $179 million in 2008 representing a return of capital.

	Nine Months Ended September 30,
	2008	2007
	(in millions)
Capital and Investment Expenditures
U.S. Transmission	$1,098	$573
Distribution	274	224
Western Canada Transmission & Processing	139	114
Other	24	29

Total	$1,535	$940

Capital and investment expenditures for the nine months ended September 30, 2008 consisted of $1,224 million for expansion projects and $311 million for maintenance and other projects.

Spectra Energy continues to project 2008 capital and investment expenditures of approximately $2.2 billion, consisting of approximately $1.5 billion for U.S. Transmission, $0.4 billion for Distribution and $0.3 billion for Western Canada Transmission & Processing. These expenditures exclude the Income Fund acquisition. Total projected 2008 capital and investment expenditures include approximately $1.6 billion of expansion capital expenditures and $0.6 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. Spectra Energy expects to place into service approximately $1.8 billion of capital expansion projects in 2008.

Financing Cash Flows and Liquidity

Net cash provided by financing activities totaled $354 million in the first nine months of 2008 compared to $39 million in the first nine months of 2007. This change was driven primarily by:

•	a $185 million increase in short-term borrowings in the 2008 period compared to the 2007 period and

•	a $938 million increase in net issuances of long-term debt in 2008 compared to the 2007 period, partially offset by

•	repurchases of Spectra Energy common shares in 2008 of $600 million, and

•	proceeds of $230 million in 2007 from the issuance of Spectra Energy Partners common shares.

Long-term Debt Issuances/Retirements. See Note 13 of Notes to Condensed Consolidated Financial Statements for a discussion of significant long-term debt issuances and retirements.

Common Stock Repurchases. As previously discussed, Spectra Energy repurchased a cumulative total of $600 million of its outstanding common stock during the second and third quarters of 2008, and its share repurchase program was concluded on August 8, 2008.

Available Credit Facilities and Restrictive Debt Covenants. Commercial paper markets in the U.S. and Canada have recently experienced varying degrees of credit volatility and contraction that has limited the demand for commercial paper and reduced the ability of Spectra Energy to issue commercial paper. This volatility has been caused by many factors, including concerns about creditworthiness in the overall market, especially the financial services sector, which has culminated in the failure or consolidation of several large financial and investment institutions. During this credit contraction, Spectra Energy has been able to issue commercial paper or draw on its committed and available credit facilities in amounts sufficient to fund liquidity needs. Spectra Energy’s commercial paper borrowings are not asset-backed nor are they related to real estate financing, the two sectors facing the most severe credit contraction.

Spectra Energy and its subsidiaries have outstanding credit facilities with an aggregate of approximately $2.7 billion in bank commitments, of which approximately $80 million ($64 million unfunded) were allocated to Lehman Brothers Commercial Bank (Lehman) as of September 30, 2008. Following the bankruptcy filing of its parent, Lehman defaulted on its obligations to fund advances under the Spectra Capital credit facility. As a result of the default, Spectra Capital has the right to replace the lender. Spectra Energy and its subsidiaries are working to identify replacement lenders for the remaining portion of its credit facility commitments currently held by Lehman. Spectra Energy believes that the commitments of the other lenders under Spectra Energy’s and its subsidiaries’ credit facilities are sufficient to fund working capital and short-term requirements and that default by Lehman does not materially affect the liquidity of Spectra Energy.

See Note 13 for a summary of available credit facilities and related financial and other covenants.

Credit Ratings. The short-term and long-term debt of Spectra Energy and certain subsidiaries are rated by Standard & Poor’s (S&P), Moody’s Investors Service (Moody’s) and Dominion Bond Rating Service (DBRS).

	Standard and Poor’s	Moody’s Investor Service	Dominion Bond Rating Service
Credit Ratings Summary as of October 31, 2008
Spectra Energy Capital, LLC (a)	BBB	Baa1	Not applicable
Texas Eastern Transmission, LP (a)	BBB+	A3	Not applicable
Westcoast Energy Inc. (a)	BBB+	Not applicable	A (low)
Union Gas Limited (a)	BBB+	Not applicable	A
Maritimes & Northeast Pipeline, LP (b)	A	A2	A

(a)	Senior unsecured credit rating
(b)	Senior secured credit rating

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

Dividends. Spectra Energy currently anticipates a dividend payout ratio of approximately 60% of estimated annual net income per share of common stock. The declaration and payment of dividends is subject to the sole discretion of Spectra Energy’s Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by the Board of Directors. On July 3, 2008, Spectra Energy declared a 9% increase in its quarterly dividend from $0.23 to $0.25 per common share. The new annual dividends are $1.00 per share, representing a nearly 14% increase over the 2007 annualized level of $0.88 per share. A dividend of $0.25 per common share was declared on October 28, 2008 and will be paid on December 15, 2008.

Union Gas Preference Share Redemption. Subject to approval of the OEB, Union Gas anticipates it will redeem all of its issued and outstanding preference shares on January 1, 2009 in order to implement a new corporate legal structure. It is estimated that the redemption will cost approximately 110 million Canadian dollars (approximately $103 million) and will be financed through a combination of available cash, cash generated from operations and available credit facilities. These preference shares are classified as Minority Interests on the Condensed Consolidated Balance Sheets.

Other Matters. Spectra Energy has an automatic shelf registration statement on file with the SEC to register the issuance of unspecified amounts of various equity and debt securities by Spectra Energy. In addition, as of the date of this filing, subsidiaries of Spectra Energy had 800 million Canadian dollars (approximately $750 million) available under shelf registrations for issuances in the Canadian market, of which 400 million expires in August 2010 and 400 million expires in September 2010.

OTHER ISSUES

New Accounting Pronouncements

See Note 20 for discussion.

Subsequent Events

See Note 21 for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In Item 7A of Spectra Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, Spectra Energy estimated its 2008 NGL-related oil price sensitivity at approximately $135 million of annual pre-tax earnings per a $10 move in oil prices at Spectra Energy’s forecasted NGL-to-oil price relationship. However, NGL prices have lagged oil prices during oil’s unprecedented upward price movement earlier this year. Assuming crude oil prices average approximately $100 per barrel, each 1% change in the price relationship between NGLs and crude oil would change Spectra Energy’s annual pre-tax earnings by approximately $18 million. At crude oil prices above $100 per barrel, the impact of a 1% change in the crude oil/NGL relationship would increase, and at crude oil prices below $100 per barrel, the impact of a 1% change in the crude oil/NGL relationship would decrease.

Recently, there have been significant equity and commodity market declines driven by general economic factors and credit concerns, primarily in the financial services sector. Spectra Energy continues to utilize its established risk management policies and procedures to ensure the appropriate monitoring of customer credit positions and, based on current evaluations, does not expect any significant negative impacts associated with these positions. In addition, Spectra Energy does not have a material amount of assets recorded at market value in its consolidated balance sheet, and therefore does not expect any significant effect from the market volatility currently being experienced.

Other than described above, management believes Spectra Energy’s exposure to market risk has not changed materially at September 30, 2008.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Spectra Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2008 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding material legal proceedings, see Note 16 of Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Spectra Energy’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect Spectra Energy’s financial condition or future results. Other than the updated NGL-to-oil price relationship sensitivity as previously discussed in “Item 3. Quantitative and Qualitative Disclosures about Market Risk,” there were no changes to those risk factors at September 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs
April 1 – April 30, 2008	—	—	—	—
May 1 – May 31, 2008	3,139,665	$27.10	3,139,665	—
June 1 – June 30, 2008	7,360,507	26.96	7,360,507	—
July 1 – July 31, 2008	7,980,639	26.74	7,980,639	—
August 1 – August 31, 2008	3,848,933	26.78	3,848,933	—
September 1 – September 30, 2008	—	—	—	—

Total	22,329,744	26.87	22,329,744	—

(a)	On May 6, 2008, Spectra Energy’s Board of Directors authorized a share repurchase program of up to $600 million under which purchases of Spectra Energy common stock under the program were made from time to time in the open market. During the second and third quarters of 2008, Spectra Energy repurchased the cumulative authorized limit of $600 million of common shares, and the share repurchase program was concluded on August 8, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 6.	Exhibits.

(a)	Exhibits

Exhibit Number
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

SPECTRA ENERGY CORP

Date: November 7, 2008	/s/ FRED J. FOWLER
Fred J. Fowler
President and Chief Executive Officer

Date: November 7, 2008	/s/ GREGORY L. EBEL
Gregory L. Ebel
Group Executive and Chief Financial Officer