Form 10-Q
period 2010-06-30
Spectra Energy Corp.
filed 2010-08-09
CIK 1373835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Number of shares of Common Stock, $0.001 par value, outstanding as of July 30, 2010: 648,019,147

SPECTRA ENERGY CORP

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2010

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

•

general economic conditions, including the risk of a prolonged economic slowdown or decline, or the risk of delay in a recovery, which can affect the long-term demand for natural gas and related services;

•	potential effects arising from terrorist attacks and any consequential or other hostilities;

•	changes in environmental, safety and other laws and regulations;

•

results and costs of financing efforts, including the ability to obtain financing on favorable terms, which can be affected by various factors, including credit ratings and general market and economic conditions;

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

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues
Transportation, storage and processing of natural gas	$696	$622	$1,406	$1,230
Distribution of natural gas	251	215	835	850
Sales of natural gas liquids	70	64	216	173
Other	46	36	86	68

Total operating revenues	1,063	937	2,543	2,321

Operating Expenses
Natural gas and petroleum products purchased	156	153	608	658
Operating, maintenance and other	334	256	636	520
Depreciation and amortization	156	144	317	280
Property and other taxes	75	67	148	131

Total operating expenses	721	620	1,709	1,589

Gains on Sales of Other Assets and Other, net	—	—	—	10

Operating Income	342	317	834	742

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	77	40	199	207
Other income and expenses, net	6	14	10	23

Total other income and expenses	83	54	209	230

Interest Expense	158	146	317	296

Earnings From Continuing Operations Before Income Taxes	267	225	726	676
Income Tax Expense From Continuing Operations	76	67	173	206

Income From Continuing Operations	191	158	553	470
Income (Loss) From Discontinued Operations, net of tax	—	(1)	16	2

Net Income	191	157	569	472
Net Income—Noncontrolling Interests	17	17	37	34

Net Income—Controlling Interests	$174	$140	$532	$438

Common Stock Data
Weighted-average shares outstanding
Basic	648	645	648	637
Diluted	650	646	650	638
Earnings per share from continuing operations
Basic and Diluted	$0.27	$0.22	$0.79	$0.69
Earnings per share
Basic and Diluted	$0.27	$0.22	$0.82	$0.69
Dividends per share	$0.25	$0.25	$0.50	$0.50

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2010	December 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$106	$166
Receivables, net	661	778
Inventory	296	321
Other	177	164

Total current assets	1,240	1,429

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	1,957	2,001
Goodwill	3,917	3,948
Other	438	407

Total investments and other assets	6,312	6,356

Property, Plant and Equipment
Cost	20,418	19,960
Less accumulated depreciation and amortization	4,861	4,613

Net property, plant and equipment	15,557	15,347

Regulatory Assets and Deferred Debits	960	947

Total Assets	$24,069	$24,079

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per-share amounts)

	June 30, 2010	December 31, 2009
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$420	$333
Short-term borrowings and commercial paper	489	162
Taxes accrued	58	139
Interest accrued	160	167
Current maturities of long-term debt	726	809
Other	753	885

Total current liabilities	2,606	2,495

Long-term Debt	8,670	8,947

Deferred Credits and Other Liabilities
Deferred income taxes	3,173	3,113
Regulatory and other	1,601	1,634

Total deferred credits and other liabilities	4,774	4,747

Commitments and Contingencies

Preferred Stock of Subsidiaries	258	225

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 648 million and 647 million shares outstanding at June 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	4,693	4,700
Retained earnings	1,303	1,096
Accumulated other comprehensive income	1,212	1,328

Total controlling interests	7,209	7,125
Noncontrolling interests	552	540

Total equity	7,761	7,665

Total Liabilities and Equity	$24,069	$24,079

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$569	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324	286
Deferred income tax expense	30	124
Equity in earnings of unconsolidated affiliates	(199)	(207)
Distributions received from unconsolidated affiliates	237	39
Other	(130)	305

Net cash provided by operating activities	831	1,019

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(497)	(375)
Investments in and loans to unconsolidated affiliates	(3)	(51)
Acquisition of Ozark	—	(295)
Purchases of held-to-maturity securities	(530)	—
Proceeds from sales and maturities of held-to-maturity securities	507	—
Proceeds from sales and maturities of available-for-sale securities	—	32
Distributions received from unconsolidated affiliates	12	148
Other	(10)	(3)

Net cash used in investing activities	(521)	(544)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,440	2,219
Payments for the redemption of long-term debt	(1,786)	(1,902)
Net increase (decrease) in short-term borrowings and commercial paper	334	(936)
Distributions to noncontrolling interests	(36)	(136)
Proceeds from the issuance of Spectra Energy common stock	—	448
Proceeds from the issuance of Spectra Energy Partners, LP common units	—	208
Dividends paid on common stock	(325)	(314)
Other	5	11

Net cash used in financing activities	(368)	(402)

Effect of exchange rate changes on cash	(2)	14

Net increase (decrease) in cash and cash equivalents	(60)	87
Cash and cash equivalents at beginning of period	166	205

Cash and cash equivalents at end of period	$106	$292

Supplemental Disclosures
Property, plant and equipment accruals	$102	$59

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
				Foreign Currency Translation Adjustments	Other	Noncontrolling Interests	Total
December 31, 2009	$1	$4,700	$1,096	$1,686	$(358)	$540	$7,665
Net income	—	—	532	—	—	37	569
Foreign currency translation adjustments	—	—	—	(111)	—	10	(101)
Unrealized mark-to-market net loss on hedges	—	—	—	—	(18)	—	(18)
Reclassification of cash flow hedges into earnings	—	—	—	—	1	—	1
Pension and benefits impact	—	—	—	—	12	—	12
Dividends on common stock	—	—	(325)	—	—	—	(325)
Stock-based compensation	—	15	—	—	—	—	15
Distributions to noncontrolling interests	—	—	—	—	—	(36)	(36)
Other, net	—	(22)	—	—	—	1	(21)

June 30, 2010	$1	$4,693	$1,303	$1,575	$(363)	$552	$7,761

December 31, 2008	$1	$4,104	$899	$881	$(345)	$470	$6,010
Net income	—	—	438	—	—	34	472
Foreign currency translation adjustments	—	—	—	211	—	4	215
Unrealized mark-to-market net gain on hedges	—	—	—	—	5	—	5
Reclassification of cash flow hedges into earnings	—	—	—	—	(4)	—	(4)
Pension and benefits impact	—	—	—	—	22	—	22
Spectra Energy common stock issuance	—	448	—	—	—	—	448
Spectra Energy Partners, LP common unit issuance	—	25	—	—	—	168	193
Reclassification of deferred gain on sale of units of Spectra Energy Partners, LP	—	59	—	—	—	—	59
Dividends on common stock	—	—	(325)	—	—	—	(325)
Stock-based compensation	—	3	—	—	—	—	3
Distributions to noncontrolling interests	—	—	—	—	—	(140)	(140)
Contributions from noncontrolling interests	—	—	—	—	—	2	2
Other, net	—	25	—	—	—	6	31

June 30, 2009	$1	$4,664	$1,012	$1,092	$(322)	$544	$6,991

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

We have corrected the presentation of certain restricted cash balances in the accompanying condensed consolidated balance sheets. Restricted cash, totaling $30 million at December 31, 2009 that was previously classified as Cash and Cash Equivalents, is currently presented within Other Current Assets. Beginning and ending Cash and Cash Equivalents balances on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 were also corrected by $9 million. Management has concluded that these corrections are immaterial to our previously issued financial statements.

Use of Estimates. To conform with generally accepted accounting principles in the United States, we make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on our best available knowledge at the time, actual results could differ.

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

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues (a)	Segment EBIT / Consolidated Earnings from Continuing Operations before Income Taxes (a)
		(in millions)
Three Months Ended June 30, 2010
U.S. Transmission	$440	$2	$442	$223
Distribution	331	—	331	73
Western Canada Transmission & Processing	289	—	289	69
Field Services	—	—	—	58

Total reportable segments	1,060	2	1,062	423
Other	3	11	14	(16)
Eliminations	—	(13)	(13)	—
Interest expense	—	—	—	158
Interest income and other (b)	—	—	—	18

Total consolidated	$1,063	$—	$1,063	$267

Three Months Ended June 30, 2009
U.S. Transmission	$413	$1	$414	$234
Distribution	284	—	284	40
Western Canada Transmission & Processing	239	—	239	58
Field Services	—	—	—	24

Total reportable segments	936	1	937	356
Other	1	11	12	(12)
Eliminations	—	(12)	(12)	—
Interest expense	—	—	—	146
Interest income and other (b)	—	—	—	27

Total consolidated	$937	$—	$937	$225

Six Months Ended June 30, 2010
U.S. Transmission	$896	$3	$899	$470
Distribution	999	—	999	219
Western Canada Transmission & Processing	644	—	644	188
Field Services	—	—	—	157

Total reportable segments	2,539	3	2,542	1,034
Other	4	23	27	(30)
Eliminations	—	(26)	(26)	—
Interest expense	—	—	—	317
Interest income and other (b)	—	—	—	39

Total consolidated	$2,543	$—	$2,543	$726

Six Months Ended June 30, 2009
U.S. Transmission	$816	$3	$819	$451
Distribution	992	—	992	192
Western Canada Transmission & Processing	510	—	510	139
Field Services	—	—	—	174

Total reportable segments	2,318	3	2,321	956
Other	3	21	24	(36)
Eliminations	—	(24)	(24)	—
Interest expense	—	—	—	296
Interest income and other (b)	—	—	—	52

Total consolidated	$2,321	$—	$2,321	$676

(a)	Excludes amounts associated with entities included in discontinued operations.
(b)	Includes foreign currency transaction gains and losses and the add-back of noncontrolling interests related to segment EBIT.

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

Maritimes & Northeast Pipeline Limited Partnership (M&N LP). M&N LP initiated interim rates effective January 1, 2010 which were equal to final approved 2009 rates. Settlement on all 2010 issues, other than compensation for funds held in escrow, was reached in March 2010. Effective April 1, 2010, M&N LP received NEB approval of the interim rates related to the resolved issues. Final 2010 rates with respect to the issue of compensation for funds held in escrow will be determined after a hearing before the NEB. M&N LP filed an application with the NEB on July 26, 2010 seeking compensation for funds held in escrow and finalizing 2010 tolls.

4. Income Taxes

Income tax expense from continuing operations for the three months ended June 30, 2010 was $76 million, compared to $67 million for the same period in 2009, increasing primarily as a result of higher earnings from continuing operations. Income tax expense from continuing operations for the six months ended June 30, 2010 was $173 million, compared to $206 million reported for the same period in 2009, decreasing primarily as a result of favorable tax audit settlements and a higher proportion of earnings from Canadian subsidiaries that are taxed at lower rates, partially offset by an increase in income tax expense due to higher earnings.

The effective tax rate for income from continuing operations for the three and six-month periods ended June 30, 2010 was 28.5% and 23.8%, respectively, compared to 29.8% and 30.5% reported for the same period in 2009. The lower effective tax rates were primarily due to favorable tax audit settlements and a higher proportion of earnings from Canadian subsidiaries that are taxed at lower rates.

The favorable tax audit settlements were mainly due to an administrative change by the Canadian federal government that resulted in cash tax refunds from historical tax years and a reduction to the deferred tax liability. We did not have any uncertain tax benefits associated with these settlements.

We recognized a $3 million increase in unrecognized tax benefits during the six months ended June 30, 2010. Although uncertain, we believe it is reasonably possible that prior to June 30, 2011 the total amount of unrecognized tax benefits could decrease by approximately $10 million, related to the expiration of statutes of limitation.

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

	Revenues	Pre-tax Earnings (Loss)	Income Tax Expense (Benefit)	Income (Loss) From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended June 30, 2010
Other	$16	$(1)	$(1)	$—

Total consolidated	$16	$(1)	$(1)	$—

Three Months Ended June 30, 2009
Other	$23	$(1)	$—	$(1)

Total consolidated	$23	$(1)	$—	$(1)

Six Months Ended June 30, 2010
Other	$107	$4	$(12)	$16

Total consolidated	$107	$4	$(12)	$16

Six Months Ended June 30, 2009
Other	$66	$3	$1	$2

Total consolidated	$66	$3	$1	$2

6. Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Net income	$191	$157	$569	$472
Other comprehensive income (loss)
Foreign currency translation adjustments	(314)	420	(101)	215
Unrealized mark-to-market net gain (loss) on hedges	(4)	11	(18)	5
Reclassification of cash flow hedges into earnings	1	(4)	1	(4)
Pension and benefits impact	6	18	12	22

Total comprehensive income (loss), net of tax	(120)	602	463	710
Less: comprehensive income—noncontrolling interests	13	23	47	38

Comprehensive income (loss)—controlling interests	$(133)	$579	$416	$672

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

The following table presents basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions, except per-share amounts)
Income from continuing operations, net of tax—controlling interests	$174	$141	$516	$436
Income (loss) from discontinued operations, net of tax—controlling interests	—	(1)	16	2

Net income—controlling interests	$174	$140	$532	$438

Weighted-average common shares, outstanding
Basic	648	645	648	637
Diluted	650	646	650	638
Basic and diluted earnings per common share (a)
Continuing operations	$0.27	$0.22	$0.79	$0.69
Discontinued operations, net of tax	—	—	0.03	—

Total basic earnings per common share	$0.27	$0.22	$0.82	$0.69

(a)	Quarterly earnings-per-share amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding.

Weighted-average shares used to calculate diluted EPS includes the effect of certain options and restricted stock awards. Certain other options and stock awards related to approximately 10 million and 11 million shares for the three months ended June 30, 2010 and 2009, respectively, and 10 million and 12 million shares for the six months ended June 30, 2010 and 2009, respectively, were not included in the calculation of diluted EPS. These options and stock awards were not included because either the option exercise prices were greater than the average market price of the common shares during these periods or performance measures related to the awards had not yet been met.

8. Marketable Securities and Restricted Funds

Held-to-Maturity (HTM) Marketable Securities. HTM marketable securities, totaling $146 million at June 30, 2010 and $121 million at December 31, 2009, are classified as Investments and Other Assets—Other in the Condensed Consolidated Balance Sheets. These securities, primarily Canadian government securities, are restricted funds pursuant to M&N LP debt agreements. These funds, plus future cash from operations that would otherwise be available for distribution to the partners of M&N LP, are placed in escrow until the balance in escrow is sufficient to fund all future debt service on the notes. The notes payable have semi-annual interest and principal payments and are due in 2019.

At June 30, 2010, the contractual maturities of outstanding HTM securities are less than one year. Purchases and sales of HTM marketable securities are presented on a gross basis within Cash Flows From Investing Activities on the Consolidated Statements of Cash Flows.

Additional information regarding HTM investments follows:

	June 30, 2010			December 31, 2009
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in millions)
Canadian government securities	$—	$—	$146	$—	$—	$113
Money market instruments	—	—	—	—	—	8

Total held-to-maturity investments	$—	$—	$146	$—	$—	$121

Other Restricted Funds. In addition to the HTM securities held in escrow described above, we had funds totaling $42 million at June 30, 2010 that were also considered restricted funds, primarily related to the M&N LP debt service and insurance requirements.

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

	June 30, 2010	December 31, 2009
	(in millions)
Natural gas	$187	$219
NGLs	40	21
Materials and supplies	69	81

Total inventory	$296	$321

10. Investments in and Loans to Unconsolidated Affiliates

Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Operating revenues	$2,479	$1,806	$5,594	$3,733
Operating expenses	2,286	1,718	5,128	3,541
Operating income	193	88	466	192
Net income	131	22	327	65
Net income attributable to members’ interests	114	50	295	80

In January 2009, DCP Midstream reclassified to equity certain deferred gains on sales of common units in DCP Midstream Partners, LP (DCP Partners). Our proportionate 50% share, totaling $135 million pre-tax, was recorded in Equity in Earnings of Unconsolidated Affiliates in the Condensed Consolidated Statement of Operations in the first quarter of 2009.

11. Goodwill

We completed our annual goodwill impairment test as of April 1, 2010 and no impairments were identified. We primarily use a discounted cash flow analysis to determine fair value for each reporting unit. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in key markets served by our operations, regulatory stability, the ability to renew contracts, commodity prices (where appropriate), and foreign currency exchange rates, as well as other factors that affect our revenue, expense and capital expenditure projections.

12. Debt and Credit Facilities

Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Credit Facilities Capacity	Outstanding at June 30, 2010
			Commercial Paper	Revolving Credit	Letters of Credit	Total
	(in millions)
Spectra Energy Capital, LLC (a)
Multi-year syndicated	2012	$1,500	$190	$—	$12	$202
Westcoast Energy Inc. (b)
Multi-year syndicated	2011	188	81	—	—	81
364-day bilateral	2010	19	—	—	1	1
Union Gas (c)
Multi-year syndicated	2012	470	218	—	—	218
364-day bilateral	2010	14	—	—	1	1
Spectra Energy Partners, LP
Multi-year syndicated	2012	500	—	240	—	240

Total		$2,691	$489	$240	$14	$743

(a)	Credit facility contains a covenant requiring Spectra Energy’s debt-to-total capitalization ratio to not exceed 65%.
(b)	U.S. dollar equivalent at June 30, 2010. Two credit facilities, totaling 220 million Canadian dollars, each contain a covenant that requires the Westcoast Energy Inc. non-consolidated debt-to-total capitalization ratio to not exceed 75%.
(c)	U.S. dollar equivalent at June 30, 2010. Two credit facilities, totaling 515 million Canadian dollars, each contain a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75%. The multi-year syndicated facility contains a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facilities.

Our credit agreements contain various financial and other covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2010, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

13. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	June 30, 2010
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$65	$—	$65	$—
Corporate debt securities	Investments and other assets—other	12	12	—	—
Derivative assets—natural gas purchase contract	Investments and other assets—other	1	—	—	1
Derivative assets—interest rate swaps	Investments and other assets—other	42	—	42	—
Money market funds	Investments and other assets—other	19	19	—	—

Total Assets		$139	$31	$107	$1

Derivative liabilities—interest rate swaps	Deferred credits and other liabilities— regulatory and other	$26	$—	$26	$—

Total Liabilities		$26	$—	$26	$—

		December 31, 2009
Description	Condensed Consolidated Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(in millions)
Money market funds	Cash and cash equivalents	$14	$14	$—	$—
Corporate debt securities	Cash and cash equivalents	50	—	50	—
Derivative assets—natural gas purchase contract	Investments and other assets—other	15	—	—	15
Derivative assets—interest rate swaps	Investments and other assets—other	18	—	18	—
Money market funds	Investments and other assets—other	25	25	—	—

Total Assets		$122	$39	$68	$15

Derivative liabilities—interest rate swaps	Deferred credits and other liabilities— regulatory and other	$17	$—	$17	$—

Total Liabilities		$17	$—	$17	$—

The following table presents changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	Short-Term Derivative Assets	Short-Term Derivative Liabilities	Long-Term Derivative Assets	Long-Term Derivative Liabilities
	(in millions)
Three Months Ended June 30, 2010
Fair value at March 31, 2010	$—	$—	$—	$—
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(3)	—
Included in other comprehensive income	—	—	4	—

Fair value at June 30, 2010	$—	$—	$1	$—

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets held at June 30, 2010	$—	$—	$(2)	$—

Three Months Ended June 30, 2009
Fair value at March 31, 2009	$—	$—	$26	$—
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(3)	—
Included in Investments and Other Assets—Other	—	—	3	—
Included in other comprehensive income	—	—	(2)	—

Fair value at June 30, 2009	$—	$—	$24	$—

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets held at June 30, 2009	$—	$—	$(3)	$—

Six Months Ended June 30, 2010
Fair value at December 31, 2009	$—	$—	$15	$—
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(3)	—
Included in other comprehensive income	—	—	(11)	—

Fair value at June 30, 2010	$—	$—	$1	$—

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets held at June 30, 2010	$—	$—	$(2)	$—

Six Months Ended June 30, 2009
Fair value at December 31, 2008	$—	$—	$36	$—
Total gains or losses (realized/unrealized):
Included in earnings	—	—	(4)	—
Included in Investments and Other Assets—Other	—	—	1	—
Included in other comprehensive income	—	—	(9)	—

Fair value at June 30, 2009	$—	$—	$24	$—

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets held at June 30, 2009	$—	$—	$(4)	$—

Level 1

Level 1 valuations represent quoted unadjusted prices for identical instruments in active markets.

Level 2 Valuation Techniques

Fair values of our financial instruments that are actively traded in the secondary market, primarily corporate debt securities, are determined based on market-based prices. These valuations may include inputs such as quoted market prices of the exact or similar instruments, broker or dealer quotations, or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency.

For interest rate swaps, we utilize data obtained from multiple sources for the determination of fair value. Both the future cash flows for the fixed-leg and floating-leg of our swaps are discounted to present value. In addition, credit default swap rates are used to develop the adjustment for credit risk embedded in our positions. We believe that since some of the inputs and assumptions for the calculations of fair value are derived from observable market data, a Level 2 classification is appropriate.

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

Financial Instruments

The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets.

	June 30, 2010		December 31, 2009
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term receivables	$116	$118	$116	$118
Long-term debt, including current maturities	9,396	10,589	9,756	10,690

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

Included in Deferred Credits and Other Liabilities—Regulatory and Other on the Condensed Consolidated Balance Sheets are accruals related to extended environmental-related activities totaling $15 million at June 30, 2010 and $16 million as of December 31, 2009. These accruals represent provisions for costs associated with remediation activities at some of our current and former sites, as well as other environmental contingent liabilities.

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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of June 30, 2010 or December 31, 2009 related to litigation.

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

We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. In connection with our spin-off from Duke Energy, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of June 30, 2010 was approximately $421 million, which has been indemnified by Duke Energy, as discussed above. One of our outstanding performance guarantees expires in 2028. The remaining guarantees have no contractual expiration.

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

Westcoast Energy Inc. (Westcoast), a wholly owned subsidiary, has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. Those guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt, purchase contracts and leases. Certain guarantees that were previously issued by Westcoast for obligations of entities that remained a part of Duke Energy are considered guarantees of third party performance; however, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments Westcoast could have been required to make under those performance guarantees of non-wholly owned entities and third-party entities as of June 30, 2010 was $61 million. Of these guarantees, $4 million expire in 2015 and the remaining have no contractual expiration.

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

At June 30, 2010, the amounts recorded for the guarantees and indemnifications, described above, including the indemnifications by Duke Energy to us, are not material, both individually and in the aggregate.

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

At June 30, 2010, we had interest rate hedges outstanding for various purposes. These hedges consisted of “pay floating—receive fixed” swaps with a total notional principal amount of $1,361 million, forward-starting “pay fixed—receive floating” swaps with a total notional principal amount of $150 million, and at Spectra Energy Partners, LP, third-party “pay fixed—receive floating” swaps with a total notional principal amount of $40 million.

Our equity investment affiliate, DCP Midstream, also has risk exposures primarily associated with market prices of NGLs and natural gas. DCP Midstream manages these risks separate from Spectra Energy, and utilizes various risk management strategies, including the use of commodity derivatives.

Other than interest rate swaps described above, we did not have any significant derivatives outstanding during the six months ended June 30, 2010.

17. Employee Benefit Plans

Retirement Plans. We have a qualified non-contributory defined benefit (DB) retirement plan for U.S. employees and non-qualified plans for various executive retirement and savings plans. Our Westcoast subsidiary maintains qualified and non-qualified contributory DB and defined contribution (DC) retirement plans covering substantially all employees of our Canadian operations.

Our policy is to fund our retirement plans on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made discretionary contributions of $5 million to our U.S. retirement plans in the six-month period ended June 30, 2010 and made no contributions for the same period in 2009. We anticipate making approximately $30 million of total discretionary contributions to the U.S. plans during 2010. We made total contributions to the Canadian DC and qualified DB plans of $34 million and $17 million during the six-month periods ended June 30, 2010 and 2009, respectively. We anticipate that we will make total contributions of approximately $70 million to the Canadian plans in 2010.

Qualified Pension Plans—Components of Net Periodic Pension Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
U.S.
Service cost benefit earned	$3	$3	$6	$5
Interest cost on projected benefit obligation	7	6	13	13
Expected return on plan assets	(8)	(8)	(16)	(16)
Amortization of loss	2	1	4	2

Net periodic pension cost	$4	$2	$7	$4

Canada
Service cost benefit earned	$4	$3	$8	$6
Interest cost on projected benefit obligation	12	9	23	18
Expected return on plan assets	(12)	(10)	(23)	(20)
Amortization of loss	4	—	8	1
Amortization of prior service costs	—	1	1	1

Net periodic pension cost	$8	$3	$17	$6

Non-Qualified Pension Benefits Plans—Components of Net Periodic Pension Cost
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
U.S.
Interest cost on projected benefit obligation	$1	$1	$1	$1

Net periodic pension cost	$1	$1	$1	$1

Canada
Service cost benefit earned	$1	$1	$1	$1
Interest cost on projected benefit obligation	1	1	3	2

Net periodic pension cost	$2	$2	$4	$3

Other Post-Retirement Benefit Plans. We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

Other Post-Retirement Benefit Plans—Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
U.S.
Interest cost on accumulated post-retirement benefit obligation	$3	$3	$6	$7
Expected return on plan assets	(2)	(2)	(3)	(3)
Amortization of net transition liability	1	2	2	3
Amortization of loss	1	1	1	1

Net periodic other post-retirement benefit cost	$3	$4	$6	$8

Canada
Service cost benefit earned	$1	$—	$2	$1
Interest cost on accumulated post-retirement benefit obligation	2	1	3	2

Net periodic other post-retirement benefit cost	$3	$1	$5	$3

18. Consolidating Financial Information

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

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2010

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total operating revenues	$—	$—	$1,063	$—	$1,063
Total operating expenses	2	1	718	—	721

Operating income (loss)	(2)	(1)	345	—	342
Equity in earnings of unconsolidated affiliates	—	—	77	—	77
Equity in earnings of subsidiaries	175	281	—	(456)	—
Other income and expenses, net	—	—	6	—	6
Interest expense	—	52	106	—	158

Earnings before income taxes	173	228	322	(456)	267
Income tax expense (benefit)	(1)	53	24	—	76

Net income	174	175	298	(456)	191
Net income—noncontrolling interests	—	—	17	—	17

Net income—controlling interests	$174	$175	$281	$(456)	$174

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

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2010

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total operating revenues	$—	$—	$2,543	$—	$2,543
Total operating expenses	5	1	1,703	—	1,709

Operating income (loss)	(5)	(1)	840	—	834
Equity in earnings of unconsolidated affiliates	—	—	199	—	199
Equity in earnings of subsidiaries	535	782	—	(1,317)	—
Other income and expenses, net	—	2	8	—	10
Interest expense	—	102	215	—	317

Earnings from continuing operations before income taxes	530	681	832	(1,317)	726
Income tax expense (benefit) from continuing operations	(2)	146	29	—	173

Income from continuing operations	532	535	803	(1,317)	553
Income from discontinued operations, net of tax	—	—	16	—	16

Net income	532	535	819	(1,317)	569
Net income—noncontrolling interests	—	—	37	—	37

Net income—controlling interests	$532	$535	$782	$(1,317)	$532

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

Spectra Energy Corp

Condensed Consolidating Balance Sheet

June 30, 2010

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$7	$99	$—	$106
Receivables (payables)—consolidated subsidiaries	(25)	213	(183)	(5)	—
Receivables (payables)—other	(4)	2	663	—	661
Other current assets	3	31	439	—	473

Total current assets	(26)	253	1,018	(5)	1,240
Investments in and loans to unconsolidated affiliates	—	74	1,883	—	1,957
Investments in consolidated subsidiaries	9,770	13,025	—	(22,795)	—
Advances receivable (payable)—consolidated subsidiaries	(2,510)	2,717	137	(344)	—
Goodwill	—	—	3,917	—	3,917
Other assets	39	42	357	—	438
Property, plant and equipment, net	—	—	15,557	—	15,557
Regulatory assets and deferred debits	1	14	945	—	960

Total Assets	$7,274	$16,125	$23,814	$(23,144)	$24,069

Accounts payable (receivable)—consolidated subsidiaries	$—	$41	$(36)	$(5)	$—
Accounts payable—other	5	102	313	—	420
Short-term borrowings and commercial paper	—	534	299	(344)	489
Accrued taxes payable (receivable)	(150)	147	61	—	58
Current maturities of long-term debt	—	9	717	—	726
Other current liabilities	46	66	801	—	913

Total current liabilities	(99)	899	2,155	(349)	2,606
Long-term debt	—	3,303	5,367	—	8,670
Deferred credits and other liabilities	164	2,153	2,457	—	4,774
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	7,209	9,770	13,025	(22,795)	7,209
Noncontrolling interests	—	—	552	—	552

Total equity	7,209	9,770	13,577	(22,795)	7,761

Total Liabilities and Equity	$7,274	$16,125	$23,814	$(23,144)	$24,069

Spectra Energy Corp

Condensed Consolidating Balance Sheet

December 31, 2009

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$166	$—	$166
Receivables (payables)—consolidated subsidiaries	(28)	248	(220)	—	—
Receivables (payables)—other	(4)	2	780	—	778
Other current assets	6	6	473	—	485

Total current assets	(26)	256	1,199	—	1,429
Investments in and loans to unconsolidated affiliates	—	74	1,927	—	2,001
Investments in consolidated subsidiaries	9,319	12,538	—	(21,857)	—
Advances receivable (payable)—consolidated subsidiaries	(2,063)	2,440	(30)	(347)	—
Goodwill	—	—	3,948	—	3,948
Other assets	38	30	339	—	407
Property, plant and equipment, net	—	—	15,347	—	15,347
Regulatory assets and deferred debits	1	15	931	—	947

Total Assets	$7,269	$15,353	$23,661	$(22,204)	$24,079

Accounts payable (receivable)—consolidated subsidiaries	$—	$41	$(41)	$—	$—
Accounts payable—other	1	93	239	—	333
Short-term borrowings and commercial paper	—	388	121	(347)	162
Accrued taxes payable (receivable)	(93)	54	178	—	139
Current maturities of long-term debt	—	9	800	—	809
Other current liabilities	64	64	924	—	1,052

Total current liabilities	(28)	649	2,221	(347)	2,495
Long-term debt	—	3,282	5,665	—	8,947
Deferred credits and other liabilities	172	2,103	2,472	—	4,747
Preferred stock of subsidiaries	—	—	225	—	225
Equity
Controlling interests	7,125	9,319	12,538	(21,857)	7,125
Noncontrolling interests	—	—	540	—	540

Total equity	7,125	9,319	13,078	(21,857)	7,665

Total Liabilities and Equity	$7,269	$15,353	$23,661	$(22,204)	$24,079

Spectra Energy Corp

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2010

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$532	$535	$819	$(1,317)	$569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	324	—	324
Equity in earnings of unconsolidated affiliates	—	—	(199)	—	(199)
Equity in earnings of subsidiaries	(535)	(782)	—	1,317	—
Distributions received from unconsolidated affiliates	—	—	237	—	237
Other	(159)	159	(100)	—	(100)

Net cash provided by (used in) operating activities	(162)	(88)	1,081	—	831

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(497)	—	(497)
Investments in and loans to unconsolidated affiliates	—	—	(3)	—	(3)
Purchases of held-to-maturity securities	—	—	(530)	—	(530)
Proceeds from sales and maturities of held-to-maturity securities	—	—	507	—	507
Distributions received from unconsolidated affiliates	—	—	12	—	12
Other	—	—	(10)	—	(10)

Net cash used in investing activities	—	—	(521)	—	(521)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	1,440	—	1,440
Payments for the redemption of long-term debt	—	—	(1,786)	—	(1,786)
Net increase in short-term borrowings and commercial paper	—	149	185	—	334
Distributions to noncontrolling interests	—	—	(36)	—	(36)
Dividends paid on common stock	(325)	(3)	—	3	(325)
Distributions and advances from (to) affiliates	486	(51)	(432)	(3)	—
Other	1	—	4	—	5

Net cash provided by (used in) financing activities	162	95	(625)	—	(368)

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Net increase (decrease) in cash and cash equivalents	—	7	(67)	—	(60)
Cash and cash equivalents at beginning of period	—	—	166	—	166

Cash and cash equivalents at end of period	$—	$7	$99	$—	$106

Spectra Energy Corp

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2009

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$438	$441	$715	$(1,122)	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	286	—	286
Equity in earnings of unconsolidated affiliates	—	—	(207)	—	(207)
Equity in earnings of subsidiaries	(441)	(681)	—	1,122	—
Distributions received from unconsolidated affiliates	—	—	39	—	39
Other	53	200	176	—	429

Net cash provided by (used in) operating activities	50	(40)	1,009	—	1,019

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(375)	—	(375)
Investments in and loans to unconsolidated affiliates	—	(23)	(28)	—	(51)
Acquisition of Ozark	—	—	(295)	—	(295)
Proceeds from sales and maturities of available-for-sale securities	—	—	32	—	32
Distributions received from unconsolidated affiliates	—	—	148	—	148
Other	—	—	(3)	—	(3)

Net cash used in investing activities	—	(23)	(521)	—	(544)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	2,219	—	2,219
Payments for the redemption of long-term debt	—	(163)	(1,739)	—	(1,902)
Net decrease in short-term borrowings and commercial paper	—	(768)	(168)	—	(936)
Distributions to noncontrolling interests	—	—	(136)	—	(136)
Proceeds from the issuance of Spectra Energy common stock	448	—	—	—	448
Proceeds from the issuance of Spectra Energy Partners, LP common units	—	—	208	—	208
Dividends paid on common stock	(314)	(8)	—	8	(314)
Distributions and advances from (to) affiliates	(196)	945	(741)	(8)	—
Other	12	—	(1)	—	11

Net cash provided by (used in) financing activities	(50)	6	(358)	—	(402)

Effect of exchange rate changes on cash	—	—	14	—	14

Net increase (decrease) in cash and cash equivalents	—	(57)	144	—	87
Cash and cash equivalents at beginning of period	—	60	145	—	205

Cash and cash equivalents at end of period	$—	$3	$289	$—	$292

19. New Accounting Pronouncements

The following new accounting pronouncement was adopted during the six months ended June 30, 2010:

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

20. Subsequent Events

On July 2, 2010, Westcoast issued 250 million Canadian dollars (approximately $235 million) aggregate principal amount of its 4.57% Medium Term Notes due 2020. Net proceeds from this offering will be used for general corporate purposes, including refinancing of current maturities of debt and funding of expansion projects.

On July 23, 2010 Union Gas issued 250 million Canadian dollars (approximately $241 million) of 5.20% notes due 2040. Net proceeds from the offering will be used for general corporate purposes, including refinancing of current maturities of debt.

On July 15, 2010, we entered into a definitive agreement to purchase the Bobcat Gas Storage assets and development project from Haddington Energy Partners III LP and GE Energy Financial Services for $540 million in cash. In addition to the purchase price, we expect to invest an additional $400 to $450 million to fully develop the facility by the end of 2015. Once fully operational, the high-deliverability salt dome storage caverns in southeastern Louisiana will have a total working gas storage capacity of 46 billion cubic feet. This acquisition will complement our existing pipeline and storage assets in that region and with Bobcat’s interconnection with major interstate pipelines, including our Texas Eastern Transmission, LP pipeline, will provide our customers with added flexibility to access all major markets in the United States. Completion of the transaction is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. The transaction is expected to close before year-end 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.

Executive Overview

During the first half of 2010, our fee-based businesses at U.S. Transmission and Western Canada Transmission & Processing performed well by meeting the needs of our customers and generating increased earnings and cash flows from successful expansion projects placed in service. In addition, commodity prices have improved significantly compared to the same period in 2009 and have positively affected our earnings in the first six months of 2010.

For the three months ended June 30, 2010 and 2009, we reported net income from controlling interests of $174 million and $140 million, respectively. For the six months ended June 30, 2010 and 2009, we reported net income from controlling interests of $532 million and $438 million, respectively. The increases for the three and six-month periods primarily reflect the positive impact of NGL prices on earnings from Field Services, a stronger Canadian dollar, expansion projects placed in service in 2009 at U.S. Transmission and Western Canada Transmission & Processing and lower income tax rates. NGL prices are correlated to higher crude oil prices, which averaged $78 per barrel for the six months ended June 30, 2010 versus $51 per barrel during the same period in 2009. These increases in earnings were partially offset by the recognition of a $135 million deferred gain ($85 million after-tax) in the first quarter of 2009 associated with partnership units previously issued by DCP Partners.

The highlights for the three months and six months ended June 30, 2010 include:

•	U.S. Transmission’s earnings benefited from expansion projects placed in service in 2009 and higher processing revenues, partially offset by a reimbursement of project development costs in 2009,

•

Distribution’s earnings increased primarily as a result of an earnings sharing settlement related to 2008 earnings in the second quarter of 2009, a stronger Canadian dollar and a decrease in operating fuel costs, partially offset by lower customer usage of natural gas due to warmer weather and higher employee benefit costs,

•

Western Canada Transmission & Processing earnings increased primarily as a result of higher gathering and processing revenues from expansions and a stronger Canadian dollar, partially offset by higher facilities maintenance costs, and

•	Field Services earnings benefited from higher commodity prices, but decreased overall as a result of a gain recognized in 2009 associated with partnership units issued by DCP Partners.

In the first six months of 2010, we had $500 million of capital and investment expenditures. Excluding the acquisition of the Bobcat Gas Storage assets and development project discussed below, we continue to project approximately $1.6 billion of capital and investment expenditures for the full year, including expansion capital of approximately $1.0 billion. All expansion projects remain on track for scheduled in-service dates.

As of June 30, 2010, we have access to approximately $1.9 billion available under our credit facilities and expect to continue to utilize commercial paper and revolving lines of credit, as needed, to fund liquidity needs throughout 2010. Other financing activities in the second half of 2010 include debt issuances of 500 million Canadian dollars (approximately $476 million) in July 2010 and the refinancing of debt maturities of approximately $450 million. We may also access the capital markets for other long-term financing, as needed.

On July 15, 2010, we entered into a definitive agreement to purchase the Bobcat Gas Storage assets and development project from Haddington Energy Partners III LP and GE Energy Financial Services for $540 million in cash. In addition to the purchase price, we expect to invest an additional $400 to $450 million to fully develop the facility by the end of 2015. The transaction is expected to close before year-end 2010. See Note 20 of Notes to Condensed Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Operating revenues	$1,063	$937	$2,543	$2,321
Operating expenses	721	620	1,709	1,589
Gains on sales of other assets and other, net	—	—	—	10

Operating income	342	317	834	742
Other income and expenses	83	54	209	230
Interest expense	158	146	317	296

Earnings from continuing operations before income taxes	267	225	726	676
Income tax expense from continuing operations	76	67	173	206

Income from continuing operations	191	158	553	470
Income (loss) from discontinued operations, net of tax	—	(1)	16	2

Net income	191	157	569	472
Net income—noncontrolling interests	17	17	37	34

Net income—controlling interests	$174	$140	$532	$438

Three and Six Months Ended June 30, 2010 Compared to Same Periods in 2009

Operating Revenues. Operating revenues for the three and six months ended June 30, 2010 increased by $126 million, or 13%, and $222 million, or 10%, respectively, compared to the same periods in 2009. The increases were driven primarily by:

•	the effects of a stronger Canadian dollar on revenues at Western Canada Transmission & Processing and Distribution,

•	higher earnings from expansion projects placed in service in 2009 and Ozark Gas Transmission, L.L.C. and Ozark Gas Gathering, L.L.C. (collectively, Ozark) acquired in May 2009 at U.S. Transmission,

•	higher gathering and processing revenues due to contracted volumes from expansions at Western Canada Transmission & Processing, and

•	an earnings sharing settlement related to 2008 earnings in the second quarter of 2009 at Distribution, partially offset by

•	lower natural gas prices passed through to customers and a decrease in customer usage of natural gas due to warmer weather at Distribution.

Operating Expenses. Operating expenses for the three and six months ended June 30, 2010 increased by $101 million, or 16%, and $120 million, or 8%, respectively, compared to the same periods in 2009. The increases were driven primarily by:

•	the effects of a stronger Canadian dollar at Western Canada Transmission & Processing and Distribution,

•	a reimbursement of project development costs by customers on northeast expansions in 2009 and higher operating costs at U.S. Transmission, and

•

higher facilities maintenance costs related to the scheduled plant turnaround at the Empress operations and the timing of other maintenance activities that were different from the prior year at Western Canada Transmission & Processing, partially offset by

•	lower natural gas prices passed through to customers and lower volumes of natural gas sold due primarily to warmer weather at Distribution.

Gains on Sales of Other Assets and Other, Net. Gains on sales of other assets and other, net for the six months ended June 30, 2010 decreased $10 million compared to the same period in 2009. The decrease was due to a 2009 customer settlement resulting from the cancellation of a capital project.

Operating Income. Operating income for the three and six months ended June 30, 2010 increased by $25 million, or 8%, and $92 million, or 12%, respectively, compared to the same periods in 2009. The increases were primarily driven by a stronger Canadian dollar and expansion projects placed in service in 2009 at U.S. Transmission and Western Canada Transmission & Processing, partially offset by a reimbursement of project development costs by customers in 2009 at U.S. Transmission, a decrease in customer usage of natural gas due to warmer weather at Distribution and higher facilities maintenance costs at Western Canada Transmission & Processing.

Other Income and Expenses. Other income and expenses for the three and six months ended June 30, 2010 increased by $29 million, or 54%, and decreased $21 million, or 9%, respectively, compared to the same periods in 2009. The increase for the three months ended June 30, 2010 was attributable to higher equity in earnings from Field Services, primarily reflecting increased commodity prices. The decrease for the six month period was attributable to lower equity in earnings from Field Services, primarily reflecting a gain recognized in 2009 associated with partnership units previously issued by DCP Partners, substantially offset by higher commodity prices.

Interest Expense. Interest expense for the three and six months ended June 30, 2010 increased by $12 million, or 8%, and $21 million, or 7%, respectively, compared to the same periods in 2009. The increases were primarily due to a stronger Canadian dollar.

Income Tax Expense from Continuing Operations. Income tax expense from continuing operations for the three and six months ended June 30, 2010 increased by $9 million and decreased by $33 million, respectively, compared to the same periods in 2009. The increase for the three months is primarily due to higher earnings from continuing operations. The decrease for the six months includes benefits of $24 million related to favorable tax audit settlements in the first quarter of 2010.

For the three months ended June 30, 2010, the effective tax rate was 28.5% compared to 29.8% for the same period in 2009. The lower effective tax rate in second quarter 2010 is primarily the result of a higher proportion of earnings from Canadian subsidiaries that are taxed at lower rates.

The effective tax rate for the six months ended June 30, 2010 was 23.8% compared to 30.5% in the same period in 2009. The lower effective tax rate in 2010 was primarily due to a higher proportion of earnings from Canadian subsidiaries that are taxed at lower rates and favorable tax audit settlements in the first quarter of 2010.

Income (Loss) from Discontinued Operations, Net of Tax. The $14 million increase for the six months ended June 30, 2010 was due to an income tax adjustment related to previously discontinued operations.

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

Our segment EBIT may not be comparable to similarly titled measures of other companies because other companies may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table and detailed discussions follow:

EBIT by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
U.S. Transmission	$223	$234	$470	$451
Distribution	73	40	219	192
Western Canada Transmission & Processing	69	58	188	139
Field Services	58	24	157	174

Total reportable segment EBIT	423	356	1,034	956
Other	(16)	(12)	(30)	(36)

Total reportable segment and other EBIT	407	344	1,004	920
Interest expense	158	146	317	296
Interest income and other (a)	18	27	39	52

Earnings from continuing operations before income taxes.	$267	$225	$726	$676

(a)	Includes foreign currency transaction gains and losses and the add-back of the noncontrolling interests related to segment EBIT.

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

U.S. Transmission

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$442	$414	$28	$899	$819	$80
Operating expenses
Operating, maintenance and other	165	121	44	317	264	53
Depreciation and amortization	64	62	2	128	121	7
Gains on sales of other assets and other, net	—	—	—	—	10	(10)

Operating income	213	231	(18)	454	444	10
Other income and expenses	29	21	8	55	41	14
Noncontrolling interests	19	18	1	39	34	5

EBIT	$223	$234	$(11)	$470	$451	$19

Proportional throughput, TBtu (a)	567	574	(7)	1,385	1,287	98

(a)	Trillion British thermal units. Revenues are not significantly affected by pipeline throughput fluctuations, since revenues are primarily composed of demand charges.

Three Months Ended June 30, 2010 Compared to Same Period in 2009

Operating Revenues. The $28 million increase was driven primarily by:

•	an $8 million increase in processing revenues associated with pipeline operations resulting from higher prices,

•	a $7 million increase from expansion projects placed in service in 2009,

•	a $5 million increase from recoveries of electric power and other costs passed through to customers,

•	a $4 million increase from Ozark acquired in May 2009, and

•	a $4 million increase resulting from a stronger Canadian dollar at M&N LP.

Operating, Maintenance and Other. The $44 million increase was driven primarily by:

•	a $24 million increase primarily due to a reimbursement of project development costs by customers on northeast expansions in 2009,

•	an $8 million increase from pipeline integrity costs, equipment repairs, maintenance costs and software costs,

•	an $8 million increase primarily from higher electric power and other costs passed through to customers, and

•	a $4 million increase as a result of Ozark operating costs.

Other Income and Expenses. The $8 million increase was primarily a result of earnings from expansion projects on Gulfstream Natural Gas System, LLC (Gulfstream) and Steckman Ridge, LP (Steckman Ridge) that were placed in service in 2009 and higher allowance for funds used during construction-equity (AFUDC-equity).

EBIT. The $11 million decrease was primarily due to a reimbursement of project development costs in 2009, partially offset by earnings from expansion projects and higher processing revenues.

Six Months Ended June 30, 2010 Compared to Same Period in 2009

Operating Revenues. The $80 million increase was driven primarily by:

•	a $28 million increase from expansion projects placed in service in 2009,

•	an $18 million increase from Ozark acquired in May 2009,

•	a $16 million increase in processing revenues associated with pipeline operations resulting from higher prices,

•	a $9 million increase resulting from a stronger Canadian dollar at M&N LP, and

•	a $7 million increase from recoveries of electric power and other costs passed through to customers.

Operating, Maintenance and Other. The $53 million increase was driven primarily by:

•	a $15 million increase from higher electric power and other costs passed through to customers,

•	a $14 million increase from pipeline integrity costs, software costs, ad valorem taxes and expansion projects placed in service in 2009,

•

a $13 million increase in project development costs, reflecting a net benefit of $5 million in 2010 from the capitalization of previously expensed costs on northeast expansions compared to a net benefit of $18 million in 2009 primarily due to a reimbursement of project development costs by customers on northeast expansions, and

•	a $10 million increase as a result of Ozark operating costs.

Depreciation and Amortization. The $7 million increase was primarily driven by expansion projects placed in service in 2009 and a stronger Canadian dollar at M&N LP.

Gains on Sales of Other Assets and Other, Net. The $10 million in 2009 represents a customer settlement resulting from the cancellation of a capital project.

Other Income and Expenses. The $14 million increase was primarily a result of earnings from expansion projects on Gulfstream and Steckman Ridge that were placed in service in 2009 and higher AFUDC-equity.

Noncontrolling Interests. The $5 million increase was primarily driven by an increase in the noncontrolling interests ownership percentage resulting from the Spectra Energy Partners, LP public sales of additional partner units and the acquisition of Ozark, both in the second quarter of 2009.

EBIT. The $19 million increase was primarily due to higher earnings from expansion projects and higher processing revenues, partially offset by a reimbursement of project development costs in 2009.

Distribution

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$331	$284	$47	$999	$992	$7
Operating expenses
Natural gas purchased	110	120	(10)	481	555	(74)
Operating, maintenance and other	99	82	17	202	163	39
Depreciation and amortization	49	42	7	97	82	15

EBIT	$73	$40	$33	$219	$192	$27

Number of customers, thousands				1,331	1,314	17
Heating degree days, Fahrenheit	682	918	(236)	4,003	4,616	(613)
Pipeline throughput, TBtu	181	129	52	485	456	29
Canadian dollar exchange rate, average	1.03	1.17	(0.14)	1.04	1.21	(0.17)

Three Months Ended June 30, 2010 Compared to Same Period in 2009

Operating Revenues. The $47 million increase was driven primarily by:

•	a $42 million increase resulting from a stronger Canadian dollar, and

•	an $11 million increase due to a 2009 charge for a settlement on 2008 earnings to be shared with customers, partially offset by

•	an $11 million decrease in customer usage of natural gas due to warmer weather.

Natural Gas Purchased. The $10 million decrease was driven primarily by:

•	an $11 million decrease due to lower volumes of natural gas sold due to warmer weather, and

•	an $8 million decrease in operating fuel costs, partially offset by

•	a $15 million increase resulting from a stronger Canadian dollar.

Operating, Maintenance and Other. The $17 million increase was driven primarily by:

•	an $11 million increase resulting from a stronger Canadian dollar, and

•	a $6 million increase related to higher employee benefits costs.

Depreciation and Amortization. The $7 million increase was driven primarily by a stronger Canadian dollar.

EBIT. The $33 million increase was primarily a result of the 2008 earnings sharing settlement reached in June 2009, a stronger Canadian dollar and a decrease in operating fuel costs.

Six Months Ended June 30, 2010 Compared to Same Period in 2009

Operating Revenues. The $7 million increase was driven primarily by:

•	a $149 million increase resulting from a stronger Canadian dollar, and

•	an $11 million increase due to a 2009 charge for a settlement on 2008 earnings to be shared with customers, partially offset by

•	a $115 million decrease from lower natural gas prices passed through to customers, and

•	a $42 million decrease in customer usage of natural gas due to weather that was more than 13% warmer than the same period in the prior year.

Natural Gas Purchased. The $74 million decrease was driven primarily by:

•	a $115 million decrease from lower natural gas prices passed through to customers,

•	a $26 million decrease due to lower volumes of natural gas sold as a result of weather that was more than 13% warmer than the same period in the prior year, and

•	an $8 million decrease in operating fuel costs, partially offset by

•	a $74 million increase resulting from a stronger Canadian dollar.

Operating, Maintenance and Other. The $39 million increase was driven primarily by:

•	a $28 million increase resulting from a stronger Canadian dollar, and

•	an $11 million increase related to higher employee benefits costs.

Depreciation and Amortization. The $15 million increase was driven primarily by a stronger Canadian dollar.

EBIT. The $27 million increase was primarily a result of a stronger Canadian dollar, a 2009 settlement on 2008 earnings sharing and a decrease in operating fuel costs, partially offset by a decrease in customer usage of natural gas due to warmer weather in 2010 and higher employee benefits costs.

Matters Affecting Future Distribution Results

In December 2009, the OEB issued its policy report on the Cost of Capital for Ontario’s Regulated Utilities. In that report, the OEB determined that Utility Return on Equity should be increased by approximately 125 basis points. In May 2010, the OEB clarified that it would only apply the conclusions from its policy report during cost-of-service applications. Accordingly, as Union Gas is currently under a five-year incentive regulation framework that began in 2008, it will incorporate the increase in its cost-of-service application for 2013 rates. That application is expected to be made by the end of 2011.

Western Canada Transmission & Processing

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$289	$239	$50	$644	$510	$134
Operating expenses
Natural gas and petroleum products purchased	46	34	12	127	105	22
Operating, maintenance and other	135	108	27	250	196	54
Depreciation and amortization	36	35	1	78	67	11

Operating income	72	62	10	189	142	47
Other income and expenses	(3)	(4)	1	(1)	(3)	2

EBIT	$69	$58	$11	$188	$139	$49

Pipeline throughput, TBtu	150	136	14	300	298	2
Volumes processed, TBtu	163	164	(1)	326	331	(5)
Empress inlet volumes, TBtu	91	198	(107)	278	409	(131)
Canadian dollar exchange rate, average	1.03	1.17	(0.14)	1.04	1.21	(0.17)

Three Months Ended June 30, 2010 Compared to Same Period in 2009

Operating Revenues. The $50 million increase was driven primarily by:

•	a $34 million increase as a result of a stronger Canadian dollar,

•	a $16 million increase due to higher NGL product prices associated with the Empress operations, and

•	a $12 million increase resulting primarily from higher gathering and processing revenues due to contracted volumes from expansions, partially offset by

•	an $18 million decrease due to lower NGL sales volumes associated mainly with an approximate 25-day scheduled plant turnaround in the second quarter of 2010 at the Empress operations.

Natural Gas and Petroleum Products Purchased. The $12 million increase was driven primarily by:

•	a $13 million increase as a result of higher prices of natural gas purchased for the Empress facility caused primarily by higher extraction premiums, and

•	a $6 million increase caused by a stronger Canadian dollar, partially offset by

•	a $7 million decrease due to lower production volumes associated mainly with the scheduled plant turnaround at the Empress operations.

Operating, Maintenance and Other. The $27 million increase was driven primarily by:

•	a $16 million increase caused by a stronger Canadian dollar, and

•	an $11 million increase relating mainly to the scheduled plant turnaround at the Empress operations.

EBIT. The $11 million increase was driven primarily by higher gathering and processing revenues from expansions and a stronger Canadian dollar, partially offset by lower NGL earnings as a result of the scheduled plant turnaround at the Empress operations.

Six Months Ended June 30, 2010 Compared to Same Period in 2009

Operating Revenues. The $134 million increase was driven primarily by:

•	a $92 million increase as a result of a stronger Canadian dollar,

•	a $42 million increase due to higher NGL product prices associated with the Empress operations, and

•	a $23 million increase resulting primarily from higher gathering and processing revenues due to contracted volumes from expansions, partially offset by

•	a $31 million decrease due to lower NGL sales volumes, including lower volumes associated with an approximate 25-day scheduled plant turnaround in the second quarter of 2010 at the Empress operations.

Natural Gas and Petroleum Products Purchased. The $22 million increase was driven primarily by:

•	a $21 million increase as a result of higher prices of natural gas purchased for the Empress facility caused primarily by higher extraction premiums, and

•	a $19 million increase caused by a stronger Canadian dollar, partially offset by

•	an $18 million decrease due primarily to lower production volumes at the Empress operations, including lower volumes associated with the scheduled plant turnaround in the second quarter of 2010.

Operating, Maintenance and Other. The $54 million increase was driven primarily by:

•	a $34 million increase caused by a stronger Canadian dollar, and

•	a $20 million increase relating mainly to the scheduled plant turnaround at the Empress operations and the timing of other maintenance activities that were different from the prior year.

Depreciation and Amortization. The $11 million increase was driven primarily by a stronger Canadian dollar.

EBIT. The $49 million increase was driven primarily by a stronger Canadian dollar, higher gathering and processing revenues from expansions and higher NGL margins at the Empress operations, partially offset by the impacts of the Empress turnaround and lower sales volumes.

Field Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions, except where noted)
Equity in earnings of unconsolidated affiliates	$58	$24	$34	$157	$174	$(17)

EBIT	$58	$24	$34	$157	$174	$(17)

Natural gas gathered and processed/transported, TBtu/d (a,b)	6.8	6.9	(0.1)	6.8	6.9	(0.1)
NGL production, MBbl/d (a,c)	361	359	2	357	345	12
Average natural gas price per MMBtu (d)	$4.09	$3.50	$0.59	$4.70	$4.19	$0.51
Average NGL price per gallon (e)	$0.91	$0.62	$0.29	$1.00	$0.59	$0.41
Average crude oil price per barrel (f)	$78.03	$59.62	$18.41	$78.37	$51.35	$27.02

(a)	Reflects 100% of volumes.
(b)	Trillion British thermal units per day.
(c)	Thousand barrels per day.
(d)	Million British thermal units. Average price based on NYMEX Henry Hub.
(e)	Does not reflect results of commodity hedges.
(f)	Average price based on NYMEX calendar month.

Three Months Ended June 30, 2010 Compared to Same Period in 2009

EBIT. Higher equity earnings of $34 million were primarily the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $51 million increase from commodity-sensitive processing arrangements due to increased commodity prices,

•	a $13 million increase in earnings from DCP Partners primarily as a result of mark-to-market gains on derivative instruments used to protect distributable cash flows, and

•	a $3 million increase in gathering and processing margins due to insurance recoveries, operational efficiencies and favorable condensate, partially offset by

•	a $21 million decrease due to lower results from NGL trading and gas marketing, and

•	a $15 million decrease primarily attributable to increased repairs and maintenance costs, and the impact of hurricane insurance recoveries in 2009.

Six Months Ended June 30, 2010 Compared to Same Period in 2009

EBIT. Lower equity earnings of $17 million were primarily the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $126 million decrease primarily as a result of a gain in 2009 associated with partnership units previously issued by DCP Partners of $135 million,

•	a $17 million decrease due to lower results from NGL trading and gas marketing,

•	a $10 million decrease due to higher income tax expense primarily reflecting the de-recognition of certain deferred tax assets,

•

a $10 million decrease primarily attributable to increased repairs and maintenance costs, and the impact of hurricane insurance recoveries in 2009, partially offset by lower operating and maintenance expenses as a result of a reduction of DCP Midstream’s ownership interest in an east Texas processing plant in the second quarter of 2009, and

•

an $8 million decrease in gathering and processing margins due to lower volumes and efficiencies, primarily attributable to the impact of severe weather in 2010 that affected operations, partially offset by

•	a $141 million increase from commodity-sensitive processing arrangements due to increased commodity prices, and

•	a $15 million increase in earnings from DCP Partners primarily as a result of mark-to-market gains on derivative instruments used to protect distributable cash flows.

Matters Affecting Future Field Services Results

Overall, drilling and rig counts have continued to improve from the drilling levels experienced in 2009, but still remain below peak levels in 2008. The drilling levels vary by geographic area, but in general drilling remains robust in areas with a high content of liquids in the gas stream. In other areas, drilling continues to remain relatively modest. Throughput volumes are overall slightly lower than last year; however, NGL production is higher due to the drilling occurring in the liquids rich areas. Gas prices currently remain modest due to the increased supply, high inventory, reduced demand and the downturn in the economy. However, DCP Midstream’s long-term view is that as economic conditions improve, natural gas prices will return to a level that would support the relatively higher levels of natural gas-related drilling experienced in past years in the United States.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$14	$12	$2	$27	$24	$3
Operating expenses	30	28	2	54	60	(6)

Operating loss	(16)	(16)	—	(27)	(36)	9
Other income and expenses	—	4	(4)	(3)	—	(3)

EBIT	$(16)	$(12)	$(4)	$(30)	$(36)	$6

Three Months Ended June 30, 2010 Compared to Same Period in 2009

EBIT. The $4 million decrease in EBIT reflects higher corporate costs primarily due to timing, partially offset by lower captive insurance losses in 2010.

Six Months Ended June 30, 2010 Compared to Same Period in 2009

EBIT. The $6 million increase in EBIT reflects lower corporate costs and lower reserves in 2010 for captive insurance activities.

Goodwill Impairment Test

We completed our annual goodwill impairment test as of April 1, 2010 and no impairments were identified. We primarily use a discounted cash flow analysis to determine fair value for each reporting unit. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in key markets served by our operations, regulatory stability, the ability to renew contracts, commodity prices (where appropriate), and foreign currency exchange rates, as well as other factors that affect our revenue, expense and capital expenditure projections.

The long-term growth rates used for our reporting units reflect continued expansion of our assets, driven by new natural gas supplies such as shale gas in North America and increasing demand for natural gas transportation capacity on our pipeline systems. We assumed a weighted average long-term growth rate of 3.7% for our 2010 goodwill impairment analysis. Had we assumed a 1% lower growth rate for each of our reporting units, there would have been no impairment of goodwill.

We continue to monitor the effects of the economic downturn that global economies are currently facing on the long-term cost of capital utilized to calculate our reporting unit fair values. In evaluating our reporting units for our 2010 goodwill impairment analysis, we assumed weighted-average costs of capital ranging from 7.1% to 9.4% that market participants would use. Had we assumed a 100 basis point increase in the weighted-average cost of capital for each of our reporting units, there would have been no impairment of goodwill. For our regulated businesses in Canada, if an increase in the cost of capital occurred, we assume that the effect on the corresponding reporting unit’s fair value would be ultimately offset by a similar increase in the reporting unit’s regulated revenues since those rates include a component that is based on the reporting unit’s cost of capital.

LIQUIDITY AND CAPITAL RESOURCES

We will rely primarily upon cash flows from operations and various financing transactions to fund our liquidity and capital requirements for the next 12 months, which may include issuances of short-term and long-term debt. See Note 12 of Notes to Condensed Consolidated Financial Statements and Financing Cash Flows and Liquidity for discussions of available credit facilities and effective shelf registrations. Net working capital was negative $1,366 million as of June 30, 2010, which included short-term borrowings and commercial paper totaling $489 million and current maturities of long-term debt of $726 million.

Operating Cash Flows

Net cash provided by operating activities decreased $188 million to $831 million for the six months ended June 30, 2010 compared to the same period in 2009, driven mainly by refunds to customers and higher tax payments in 2010, both of which relate to Union Gas gas purchase costs collected in 2009. These were partially offset by increased distributions from DCP Midstream.

Investing Cash Flows

Cash flows used in investing activities decreased $23 million to $521 million in the first six months of 2010 compared to the same period in 2009. This change was driven primarily by the $295 million acquisition of Ozark in 2009, mostly offset by higher capital and investment expenditures in 2010 and a $148 million distribution from Gulfstream in the second quarter of 2009 from the proceeds of a Gulfstream debt issuance.

	Six Months Ended June 30,
	2010	2009
	(in millions)
Capital and Investment Expenditures (a)
U.S. Transmission	$250	$215
Distribution	77	97
Western Canada Transmission & Processing	159	100
Other	14	14

Total	$500	$426

(a)	Excludes the acquisition of Ozark in 2009.

Capital and investment expenditures for the six months ended June 30, 2010 consisted of $285 million for expansion projects and $215 million for maintenance and other projects.

Excluding the acquisition of the Bobcat Gas Storage assets and development project discussed below, we continue to project 2010 capital and investment expenditures of approximately $1.6 billion, consisting of approximately $0.7 billion for U.S. Transmission, $0.3 billion for Distribution and $0.6 billion for Western Canada Transmission & Processing. Total projected 2010 capital and investment expenditures include approximately $1.0 billion of expansion capital expenditures and $0.6 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. We will continue to assess short and long-term market requirements and will adjust our capital plans as required.

On July 15, 2010, we entered into a definitive agreement to purchase the Bobcat Gas Storage assets and development project from Haddington Energy Partners III LP and GE Energy Financial Services for $540 million in cash. In addition to the purchase price, we expect to invest an additional $400 to $450 million to fully develop the facility by the end of 2015. The purchase of the assets and the future development of the facility are expected to be funded through a combination of cash from operations and the issuance of debt. The acquisition, once completed, supports our stated plan of approximately $1 billion per year in expansion capital spending through at least 2014. The transaction is expected to close before year-end 2010. See Note 20 of Notes to Condensed Consolidated Financial Statements for further discussion.

Financing Cash Flows and Liquidity

Net cash used in financing activities totaled $368 million in the first six months of 2010 compared to $402 million in the first six months of 2009. This change was driven primarily by:

•	a $334 million net increase in short-term borrowings in 2010 compared to a $936 million net decrease in the 2009 period, and

•	$100 million of higher distributions to noncontrolling interests in 2009, partially offset by

•	$346 million of net redemptions of long-term debt in 2010 compared to $317 million of net issuances in 2009,

•	proceeds of $448 million in 2009 from the issuance of Spectra Energy common stock, and

•	proceeds of $208 million in 2009 from the issuance of Spectra Energy Partners’ common units in connection with the acquisition of Ozark.

Available Credit Facilities and Restrictive Debt Covenants. See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants.

The terms of our Spectra Capital credit agreement requires our consolidated debt-to-total-capitalization ratio to be 65% or lower. As of June 30, 2010, this ratio was approximately 55%. Our equity and, as a result, this ratio, are sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations.

Credit Ratings

	Standard and Poor’s	Moody’s Investor Service	Fitch Ratings	DBRS
As of July 30, 2010
Spectra Capital (a)	BBB	Baa2	BBB	n/a
Texas Eastern Transmission, LP (a)	BBB+	Baa1	BBB+	n/a
Westcoast (a)	BBB+	n/a	n/a	A (low)
Union Gas (a)	BBB+	n/a	n/a	A
Maritimes & Northeast Pipeline, L.L.C. (a)	BBB	Baa3	n/a	n/a
Maritimes & Northeast Pipeline Limited Partnership (b)	A	A2/A3	n/a	A

(a)	Represents senior unsecured credit rating.
(b)	Represents senior secured credit rating. The A2 rating applies to M&N LP’s 6.9% notes due 2019 and the A3 rating applies to its 4.34% notes due 2019.
n/a	Indicates not applicable.

The above credit ratings are dependent upon, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures, our results of operations, market conditions and other factors. Our credit ratings could impact our ability to raise capital in the future, impact the cost of our capital and, as a result, have an impact on our liquidity.

Dividends. We currently anticipate an average dividend payout ratio over time of approximately 60-65% of estimated annual net income from controlling interests per share of common stock. The actual payout ratio, however, may vary from year to year depending on earnings levels. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. A dividend of $0.25 per common share was declared on July 6, 2010 and will be paid on September 13, 2010.

Other Financing Matters. On July 2, 2010, Westcoast issued 250 million Canadian dollars (approximately $235 million) aggregate principal amount of its 4.57% Medium Term Notes due 2020. Net proceeds from the offering will be used for general corporate purposes, including refinancing of current maturities of debt and funding of expansion projects.

On July 23, 2010 Union Gas issued 250 million Canadian dollars (approximately $241 million) of 5.20% notes due 2040. Net proceeds from the offering will be used for general corporate purposes, including refinancing of current maturities of debt.

Spectra Energy Corp and Spectra Capital have an automatic shelf registration statement on file with the SEC to register the issuance of unspecified amounts of various equity and debt securities, respectively. Spectra Energy Partners has an effective shelf registration statement on file with the SEC to register the issuance of limited partner common units and various debt securities up to $1.3 billion in aggregate. In addition, as of the date of this filing, Union Gas has 150 million Canadian dollars (approximately $146 million) available for issuance in the Canadian market under its debt shelf prospectus that expires September 22, 2010. Union Gas and Westcoast each plan to file new debt shelf prospectuses in the third quarter of 2010.

OTHER ISSUES

New Accounting Pronouncements

See Note 19 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009. We believe the exposure to market risk has not changed materially at June 30, 2010.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2010 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

For information regarding material legal proceedings, including regulatory and environmental matters, see Notes 3 and 14 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our financial condition or future results. There were no material changes to those risk factors at June 30, 2010.

Item 6.	Exhibits.

Any agreements included as exhibits to this Form 10-Q may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement;

•	may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading.

(a) Exhibits

Exhibit Number
*+10.1	Form of Retention Stock Award Agreement (2010) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Denotes management contract or compensatory plan or arrangement.

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

SPECTRA ENERGY CORP

Date: August 9, 2010	/S/ GREGORY L. EBEL
Gregory L. Ebel
President and Chief Executive Officer

Date: August 9, 2010	/S/ J. PATRICK REDDY
J. Patrick Reddy
Chief Financial Officer