Form 10-Q/A
period 2010-06-30
Spectra Energy Corp.
filed 2010-09-03
CIK 1373835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 9, 2010, is solely to furnish Exhibit No. 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit No. 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009; (ii) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2010 and 2009; and (v) Notes to Condensed Consolidated Financial Statements.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number
+10.1	Form of Retention Stock Award Agreement (2010) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.1 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2010).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit No. 31.1 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2010).

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit No. 31.2 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2010).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit No. 32.1 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2010).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit No. 32.2 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2010).

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

+	Denotes management contract or compensatory plan or arrangement.
*	Furnished herewith.

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

SPECTRA ENERGY CORP

Date: September 3, 2010	/S/ GREGORY L. EBEL
Gregory L. Ebel President and Chief Executive Officer

Date: September 3, 2010	/S/ J. PATRICK REDDY
J. Patrick Reddy Chief Financial Officer