Form 10-Q
period 2011-06-30
Spectra Energy Corp.
filed 2011-08-08
CIK 1373835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Number of shares of Common Stock, $0.001 par value, outstanding as of June 30, 2011: 650,279,848

SPECTRA ENERGY CORP

FORM 10-Q FOR THE QUARTER ENDED

June 30, 2011

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

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues
Transportation, storage and processing of natural gas	$773	$696	$1,564	$1,406
Distribution of natural gas	286	251	893	835
Sales of natural gas liquids	93	70	270	216
Other	36	46	73	86

Total operating revenues	1,188	1,063	2,800	2,543

Operating Expenses
Natural gas and petroleum products purchased	180	156	665	608
Operating, maintenance and other	347	334	661	636
Depreciation and amortization	177	156	352	317
Property and other taxes	82	75	167	148

Total operating expenses	786	721	1,845	1,709

Gains on Sales of Other Assets and Other, net	—	—	4	—

Operating Income	402	342	959	834

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	162	77	268	199
Other income and expenses, net	18	6	24	10

Total other income and expenses	180	83	292	209

Interest Expense	159	158	314	317

Earnings From Continuing Operations Before Income Taxes	423	267	937	726
Income Tax Expense From Continuing Operations	125	76	264	173

Income From Continuing Operations	298	191	673	553
Income From Discontinued Operations, net of tax	9	—	16	16

Net Income	307	191	689	569
Net Income—Noncontrolling Interests	23	17	48	37

Net Income—Controlling Interests	$284	$174	$641	$532

Common Stock Data
Weighted-average shares outstanding
Basic	650	648	650	648
Diluted	652	650	652	650
Earnings per share from continuing operations
Basic and Diluted	$0.42	$0.27	$0.96	$0.79
Earnings per share
Basic	$0.44	$0.27	$0.99	$0.82
Diluted	$0.44	$0.27	$0.98	$0.82
Dividends per share	$0.26	$0.25	$0.52	$0.50

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2011	December 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$538	$130
Receivables, net	914	1,018
Inventory	264	287
Other	226	203

Total current assets	1,942	1,638

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	2,111	2,033
Goodwill	4,421	4,305
Other	523	665

Total investments and other assets	7,055	7,003

Property, Plant and Equipment
Cost	23,383	22,162
Less accumulated depreciation and amortization	5,582	5,182

Net property, plant and equipment	17,801	16,980

Regulatory Assets and Deferred Debits	1,141	1,065

Total Assets	$27,939	$26,686

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per-share amounts)

	June 30, 2011	December 31, 2010
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$592	$369
Short-term borrowings and commercial paper	577	836
Taxes accrued	58	59
Interest accrued	181	167
Current maturities of long-term debt	66	315
Other	715	777

Total current liabilities	2,189	2,523

Long-term Debt	10,640	10,169

Deferred Credits and Other Liabilities
Deferred income taxes	3,885	3,555
Regulatory and other	1,684	1,694

Total deferred credits and other liabilities	5,569	5,249

Commitments and Contingencies

Preferred Stock of Subsidiaries	258	258

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 650 million and 649 million shares outstanding at June 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	4,791	4,726
Retained earnings	1,787	1,487
Accumulated other comprehensive income	1,867	1,595

Total controlling interests	8,446	7,809
Noncontrolling interests	837	678

Total equity	9,283	8,487

Total Liabilities and Equity	$27,939	$26,686

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$689	$569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	359	324
Deferred income tax expense	199	30
Equity in earnings of unconsolidated affiliates	(268)	(199)
Distributions received from unconsolidated affiliates	201	237
Other	158	(130)

Net cash provided by operating activities	1,338	831

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(739)	(497)
Investments in and loans to unconsolidated affiliates	(4)	(3)
Purchases of held-to-maturity securities	(763)	(530)
Proceeds from sales and maturities of held-to-maturity securities	733	507
Purchases of available-for-sale securities	(930)	(12)
Proceeds from sales and maturities of available-for-sale securities	1,119	—
Distributions received from unconsolidated affiliates	—	12
Other	13	2

Net cash used in investing activities	(571)	(521)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	2,424	1,440
Payments for the redemption of long-term debt	(2,371)	(1,786)
Net increase (decrease) in short-term borrowings and commercial paper	(258)	334
Distributions to noncontrolling interests	(47)	(36)
Proceeds from the issuance of Spectra Energy Partners, LP common units	213	—
Dividends paid on common stock	(341)	(325)
Other	19	5

Net cash used in financing activities	(361)	(368)

Effect of exchange rate changes on cash	2	(2)

Net increase (decrease) in cash and cash equivalents	408	(60)
Cash and cash equivalents at beginning of period	130	166

Cash and cash equivalents at end of period	$538	$106

Supplemental Disclosures
Property, plant and equipment accruals	$169	$102

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income		Noncontrolling Interests	Total
				Foreign Currency Translation Adjustments	Other
December 31, 2010	$1	$4,726	$1,487	$2,010	$(415)	$678	$8,487
Net income	—	—	641	—	—	48	689
Foreign currency translation adjustments	—	—	—	244	—	4	248
Reclassification of cash flow hedges into earnings	—	—	—	—	5	—	5
Pension and benefits impact	—	—	—	—	15	—	15
Dividends on common stock	—	—	(341)	—	—	—	(341)
Stock-based compensation	—	27	—	—	—	—	27
Distributions to noncontrolling interests	—	—	—	—	—	(47)	(47)
Spectra Energy Partners, LP common unit issuance	—	38	—	—	—	154	192
Other, net	—	—	—	—	8	—	8

June 30, 2011	$1	$4,791	$1,787	$2,254	$(387)	$837	$9,283

December 31, 2009	$1	$4,645	$1,088	$1,682	$(375)	$540	$7,581
Net income	—	—	532	—	—	37	569
Foreign currency translation adjustments	—	—	—	(111)	—	10	(101)
Unrealized mark-to-market net loss on hedges	—	—	—	—	(18)	—	(18)
Reclassification of cash flow hedges into earnings	—	—	—	—	1	—	1
Pension and benefits impact	—	—	—	—	12	—	12
Dividends on common stock	—	—	(325)	—	—	—	(325)
Stock-based compensation	—	15	—	—	—	—	15
Distributions to noncontrolling interests	—	—	—	—	—	(36)	(36)
Other, net	—	(22)	—	—	—	1	(21)

June 30, 2010	$1	$4,638	$1,295	$1,571	$(380)	$552	$7,677

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

We have corrected certain balances in the accompanying Condensed Consolidated Statements of Equity due to errors identified during 2010 related primarily to the impacts of Canadian federal and provincial tax rate changes on deferred income tax balances associated with our Canadian operations. We have concluded that these corrections are immaterial to our previously issued financial statements.

The corrections related to deferred income tax balances are as follows:

Condensed Consolidated Statement of Equity	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income—Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income—Other	Total Equity
			(in millions)
June 30, 2010
As previously reported	$4,693	$1,303	$1,575	$(363)	$7,761
Decrease	(55)	(8)	(4)	(17)	(84)

As corrected	$4,638	$1,295	$1,571	$(380)	$7,677

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, we make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on our best available knowledge at the time, actual results could differ.

2. Acquisition of Big Sandy Pipeline, LLC (Big Sandy)

On July 1, 2011, Spectra Energy Partners, LP (Spectra Energy Partners) completed the acquisition of Big Sandy from EQT Corporation (EQT) for approximately $390 million in cash. Big Sandy’s primary asset is a 68-mile Federal Energy Regulatory Commission (FERC)-regulated natural gas pipeline system in eastern Kentucky. The Big Sandy natural gas pipeline system connects Appalachian and Huron Shale natural gas supplies to markets in the mid-Atlantic and Northeast portions of the United States. The acquisition of Big Sandy strengthens Spectra Energy Partners’ portfolio of fee-based natural gas assets and is consistent with its strategy of growth through third-party acquisitions.

The assets and liabilities of Big Sandy will be recorded at their respective fair values as of the purchase date and the results of operations will be included in the Condensed Consolidated Financial Statements beginning as of the effective date of the acquisition. Big Sandy will be part of the U.S. Transmission segment. Given the recent closing of the transaction, the initial accounting and supplemental pro forma information for the transaction is not available.

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

U.S. Transmission provides transportation and storage of natural gas for customers in various regions of the northeastern and southeastern United States and the Maritime Provinces in Canada. The natural gas transmission and storage operations in the U.S. are primarily subject to the rules and regulations of the FERC. Spectra Energy Partners, a master limited partnership, is part of the U.S. Transmission segment.

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

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues (a)	Segment EBIT/ Consolidated Earnings from Continuing Operations before Income Taxes (a)
		(in millions)
Three Months Ended June 30, 2011
U.S. Transmission	$454	$3	$457	$243
Distribution	375	—	375	88
Western Canada Transmission & Processing	357	14	371	113
Field Services	—	—	—	138

Total reportable segments	1,186	17	1,203	582
Other	2	14	16	(29)
Eliminations	—	(31)	(31)	—
Interest expense	—	—	—	159
Interest income and other (b)	—	—	—	29

Total consolidated	$1,188	$—	$1,188	$423

Three Months Ended June 30, 2010
U.S. Transmission	$440	$2	$442	$223
Distribution	331	—	331	73
Western Canada Transmission & Processing	289	—	289	69
Field Services	—	—	—	58

Total reportable segments	1,060	2	1,062	423
Other	3	11	14	(16)
Eliminations	—	(13)	(13)	—
Interest expense	—	—	—	158
Interest income and other (b)	—	—	—	18

Total consolidated	$1,063	$—	$1,063	$267

Six Months Ended June 30, 2011
U.S. Transmission	$935	$5	$940	$522
Distribution	1,071	—	1,071	255
Western Canada Transmission & Processing	790	20	810	254
Field Services	—	—	—	219

Total reportable segments	2,796	25	2,821	1,250
Other	4	29	33	(53)
Eliminations	—	(54)	(54)	—
Interest expense	—	—	—	314
Interest income and other (b)	—	—	—	54

Total consolidated	$2,800	$—	$2,800	$937

Six Months Ended June 30, 2010
U.S. Transmission	$896	$3	$899	$470
Distribution	999	—	999	219
Western Canada Transmission & Processing	644	—	644	188
Field Services	—	—	—	157

Total reportable segments	2,539	3	2,542	1,034
Other	4	23	27	(30)
Eliminations	—	(26)	(26)	—
Interest expense	—	—	—	317
Interest income and other (b)	—	—	—	39

Total consolidated	$2,543	$—	$2,543	$726

(a)	Excludes amounts associated with entities included in discontinued operations.
(b)	Includes foreign currency transaction gains and losses and the add-back of noncontrolling interests related to segment EBIT.

4. Regulatory Matters

Maritimes & Northeast Pipeline Limited Partnership (M&N LP). M&N LP filed an application with the NEB in July 2010 seeking compensation for funds held in escrow. In June 2011, the NEB denied M&N LP’s application and finalized tolls for 2010, with the tolls equal to the 2010 interim tolls previously approved. The NEB’s decision did not have any effect on our consolidated results of operations, financial position or cash flows.

Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission). In 2010, FERC initiated a rate proceeding that required Ozark to file a Cost and Revenue Study by February 1, 2011. A settlement agreement was reached with parties involved in the proceeding and filed with the FERC on April 29, 2011. A final FERC order on the settlement agreement is expected in the third quarter of 2011. Management believes that the effects of this matter will not have a material adverse effect on our future consolidated results of operations, financial position or cash flows.

5. Income Taxes

Income tax expense from continuing operations for the three months ended June 30, 2011 was $125 million, compared to $76 million for the same period in 2010, increasing primarily as a result of higher earnings from continuing operations. Income tax expense from continuing operations for the six months ended June 30, 2011 was $264 million, compared to $173 million reported for the same period in 2010. The higher income tax expense resulted from higher earnings from continuing operations in the second quarter of 2011 and favorable tax audit settlements totaling $24 million in the first quarter of 2010.

The effective tax rates for income from continuing operations for the three-month periods ended June 30, 2011 and June 30, 2010 were 29.6% and 28.5%, respectively, and 28.2% and 23.8% for six-month periods. The higher effective tax rates in 2011 include an increase in state tax rates. Favorable tax audit settlements in the first quarter of 2010 also contributed to the lower rate in the 2010 six-month period. The favorable tax audit settlements were related mainly to an administrative change by the Canadian federal government that resulted in tax refunds from historical tax years and a reduction to the deferred tax liability.

No material net change in uncertain tax benefits was recognized during the six months ended June 30, 2011. Although uncertain, we believe it is reasonably possible that prior to June 30, 2012 the total amount of unrecognized tax benefits could decrease by approximately $20 million, related to the expiration of statutes of limitations.

6. Discontinued Operations

Discontinued operations is mostly comprised of the net effects of a settlement arrangement related to prior liquefied natural gas contracts and an immaterial positive income tax adjustment in the first quarter of 2010 related to previously discontinued operations.

The following table summarizes results classified as Income From Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statements of Operations:

	Revenues	Pre-tax Earnings (Loss)	Income Tax Expense (Benefit)	Income (Loss) From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended June 30, 2011
Other	$48	$15	$6	$9

Total consolidated	$48	$15	$6	$9

Three Months Ended June 30, 2010
Other	$16	$(1)	$(1)	$—

Total consolidated	$16	$(1)	$(1)	$—

Six Months Ended June 30, 2011
Other	$132	$25	9	$16

Total consolidated	$132	$25	$9	$16

Six Months Ended June 30, 2010
Other	$107	$4	$(12)	$16

Total consolidated	$107	$4	$(12)	$16

7. Comprehensive Income

Components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net income	$307	$191	$689	$569
Other comprehensive income
Foreign currency translation adjustments	57	(314)	248	(101)
Unrealized mark-to-market net loss on hedges	(1)	(4)	—	(18)
Reclassification of cash flow hedges into earnings	2	1	5	1
Pension and benefits impact	7	6	15	12
Other	—	—	8	—

Total comprehensive income (loss), net of tax	372	(120)	965	463
Less: comprehensive income—noncontrolling interests	24	13	52	47

Comprehensive income (loss)—controlling interests	$348	$(133)	$913	$416

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

The following table presents basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions, except per-share amounts)
Income from continuing operations, net of tax—controlling interests	$275	$174	$625	$516
Income from discontinued operations, net of tax—controlling interests	9	—	16	16

Net income—controlling interests	$284	$174	$641	$532

Weighted-average common shares, outstanding
Basic	650	648	650	648
Diluted	652	650	652	650
Basic earnings per common share (a)
Continuing operations	$0.42	$0.27	$0.96	$0.79
Discontinued operations, net of tax	0.02	—	0.03	0.03

Total basic earnings per common share	$0.44	$0.27	$0.99	$0.82

Diluted earnings per common share (a)
Continuing operations	$0.42	$0.27	$0.96	$0.79
Discontinued operations, net of tax	0.02	—	0.02	0.03

Total diluted earnings per common share	$0.44	$0.27	$0.98	$0.82

(a)	Quarterly earnings-per-share amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding.

Weighted-average shares used to calculate diluted EPS includes the effect of certain options and restricted stock awards. Certain other options and stock awards related to approximately five million and 10 million shares for the six months ended June 30, 2011 and 2010, respectively, were not included in the calculation of diluted EPS because either the option exercise prices were greater than the average market price of the common shares during these periods or performance measures related to the awards had not yet been met.

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

	June 30, 2011	December 31, 2010
	(in millions)
Natural gas	$136	$175
NGLs	53	41
Materials and supplies	75	71

Total inventory	$264	$287

10. Investments in and Loans to Unconsolidated Affiliates

Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Operating revenues	$3,304	$2,479	$6,233	$5,594
Operating expenses	2,957	2,286	5,712	5,128
Operating income	347	193	521	466
Net income	303	131	428	327
Net income attributable to members’ interests	277	114	410	295

DCP Midstream recorded gains on sales of common units of DCP Partners to equity in the first quarters of 2011 and 2010. Our proportionate 50% share, totaling $14 million and $9 million, respectively, was recorded in Equity in Earnings of Unconsolidated Affiliates in the Condensed Consolidated Statements of Operations.

Related Party Transactions. In 2008, we entered into a settlement agreement related to certain liquefied natural gas transportation contracts under which one of our subsidiaries’ claims were satisfied pursuant to commercial transactions involving the purchase of propane from certain parties. We subsequently entered into associated agreements with affiliates of DCP Midstream for the sale of these propane volumes. Net purchases and sales of propane under these arrangements are reflected as discontinued operations.

Sales of propane to affiliates of DCP Midstream are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Sales of propane	$48	$2	$132	$65

11. Goodwill

We completed our annual goodwill impairment test as of April 1, 2011 and no impairments were identified. We primarily use a discounted cash flow analysis to determine fair value for each reporting unit. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in key markets served by our operations, regulatory stability, the ability to renew contracts, commodity prices (where appropriate), and foreign currency exchange rates, as well as other factors that affect our revenue, expense and capital expenditure projections.

12. Marketable Securities and Restricted Funds

Available-for-Sale Marketable Securities (AFS Securities). During 2010, we invested a portion of the proceeds from Spectra Energy Partners’ issuance of common units to the public in AFS securities, which include investments in money market funds and commercial paper. These investments, which totaled $209 million as of December 31, 2010, were pledged as collateral against Spectra Energy Partners’ term loan and were classified as Investments and Other Assets—Other on the Condensed Consolidated Balance Sheet. In addition to these restricted funds, we had $15 million of other restricted AFS securities as of June 30, 2011, classified as Current Assets—Other, and $4 million of restricted AFS securities as of June 30, 2011 and $2 million as of December 31, 2010, classified as Investments and Other Assets—Other. These other restricted funds are related to insurance.

In June 2011, Spectra Energy Partners’ term loan was repaid using proceeds from the issuance of Spectra Energy Partners’ senior notes. The related investments were subsequently liquidated to fund a portion of Big Sandy. The funds are included in Cash and Cash Equivalents on the Condensed Consolidated Balance Sheet at June 30, 2011.

AFS securities are valued at fair value on the Condensed Consolidated Balance Sheet. Purchases and sales of AFS securities are presented on a gross basis within Cash Flows from Investing Activities on the Condensed Consolidated Statements of Cash Flows.

There were no gross unrealized holding gains or losses associated with investments in AFS securities at June 30, 2011 or December 31, 2010. Estimated fair values of AFS securities follow:

	Estimated Fair Value
	June 30, 2011	December 31, 2010
	(in millions)
Corporate debt securities	$18	$222
Canadian government securities	15	—
Money market funds	4	2

Total available-for-sale investments	$37	$224

Held-to-Maturity Marketable Securities (HTM Securities). HTM securities, totaling $219 million as of June 30, 2011 and $182 million as of December 31, 2010, are classified as Investments and Other Assets—Other. These securities, consisting of Canadian government securities, are restricted funds pursuant to certain M&N LP debt agreements. These funds, plus future cash from operations that would otherwise be available for distribution to the partners of M&N LP, are placed in escrow until the balance in escrow is sufficient to fund all future debt service on the notes. The notes payable, totaling $229 million as of June 30, 2011 and $234 million as of December 31, 2010, have semi-annual interest and principal payments and are due in 2019.

HTM securities are valued at cost on the Condensed Consolidated Balance Sheet. Purchases and sales of HTM securities are presented on a gross basis within Cash Flows from Investing Activities. At June 30, 2011, the contractual maturities of outstanding HTM securities are less than one year.

There were no gross unrecognized holding gains or losses associated with investments in HTM securities at June 30, 2011 or December 31, 2010. Estimated fair values of HTM securities follow:

	Estimated Fair Value
	June 30, 2011	December 31, 2010
	(in millions)
Canadian government securities	$219	$182

Total held-to-maturity investments	$219	$182

Other Restricted Funds. In addition to the restricted AFS and HTM securities described above, we had restricted funds totaling $36 million at June 30, 2011 and $44 million at December 31, 2010 classified as Current Assets—Other, and $3 million at June 30, 2011 and $5 million at December 31, 2010 classified as Investments and Other Assets—Other. These restricted funds are related to additional amounts for the M&N LP debt service requirements.

13. Debt and Credit Facilities

Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Total Credit Facilities Capacity	Outstanding at June 30, 2011				Available Credit Facilities Capacity
			Commercial Paper	Revolving Credit	Letters of Credit	Total
				(in millions)
Spectra Energy Capital, LLC (a)
Multi-year syndicated	2012	$1,500	$546	$—	$13	$559	$941
Westcoast Energy Inc. (b)
Multi-year syndicated	2015	311	—	—	—	—	311
Union Gas (c)
Multi-year syndicated	2012	519	31	—	—	31	488
Spectra Energy Partners (d)
Multi-year syndicated	2012	500	—	40	—	40	460

Total		$2,830	$577	$40	$13	$630	$2,200

(a)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%. The ratio was 54% at June 30, 2011.
(b)	U.S. dollar equivalent at June 30, 2011. The credit facility totals 300 million Canadian dollars and contains a covenant that requires the Westcoast Energy Inc. non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 40% at June 30, 2011.
(c)	U.S. dollar equivalent at June 30, 2011. The credit facility totals 500 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 60% at June 30, 2011.
(d)	Credit facility contains a covenant that requires Spectra Energy Partners to maintain ratios of total Debt-to-Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less and Adjusted EBITDA-to-interest expense of 2.5 or greater. As of June 30, 2011, these ratios were 3.0 and 13.6, respectively. Adjusted EBITDA is a non-GAAP measure. Because Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in our industry, Spectra Energy Partners’ definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA should not be considered an alternative to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP.

The issuances of commercial paper, letters of credit and other borrowings reduce the amounts available under the credit facilities.

Our credit agreements contain various financial and other covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2011, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

Debt Issuances

On June 9, 2011, Spectra Energy Partners issued $500 million aggregate principal amount of unsecured senior notes, including $250 million of 2.95% senior notes due in 2016 and $250 million of 4.60% senior notes due in 2021. Net proceeds from the offering were used to repay all of the outstanding borrowings under Spectra Energy Partners’ term loan and a significant portion of the funds borrowed under its credit facility. The remaining balance of the proceeds was used for general corporate purposes.

On June 21, 2011, Union Gas issued 300 million Canadian dollars (approximately $309 million) of 4.88% notes due in 2041. Net proceeds from the offering were used for general corporate purposes, including refinancing of prior maturities of debt.

14. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	June 30, 2011
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$29	$—	$29	$—
Money market funds	Cash and cash equivalents	48	48	—	—
Canadian government securities	Current assets—other	15	15	—	—
Corporate debt securities	Investments and other assets—other	18	—	18	—
Derivative assets—interest rate swaps	Investments and other assets—other	52	—	52	—
Money market funds	Investments and other assets—other	4	4	—	—

Total Assets		$166	$67	$99	$—

Derivative liabilities—natural gas purchase contracts	Deferred credits and other liabilities— regulatory and other	$8	$—	$—	$8
Derivative liabilities—interest rate swaps	Deferred credits and other liabilities—regulatory and other	19	—	19	—

Total Liabilities		$27	$—	$19	$8

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2010
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$74	$—	$74	$—
Corporate debt securities	Investments and other assets—other	222	—	222	—
Derivative assets—interest rate swaps	Investments and other assets—other	48	—	48	—
Money market funds	Investments and other assets—other	25	25	—	—

Total Assets		$369	$25	$344	$—

Derivative liabilities—natural gas purchase contracts	Deferred credits and other liabilities— regulatory and other	$6	$—	$—	$6
Derivative liabilities—interest rate swaps	Deferred credits and other liabilities—regulatory and other	20	—	20	—

Total Liabilities		$26	$—	$20	$6

The following table presents changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Long-term derivative assets (liabilities)
Fair value, beginning of period	$(6)	$—	$(6)	$15
Total realized/unrealized gains (losses):
Included in earnings	—	(3)	(1)	(3)
Included in other comprehensive income	(2)	4	(1)	(11)

Fair value, end of period	$(8)	$1	$(8)	$1

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets/liabilities held at the end of the period	$(2)	$(2)	$(5)	$(2)

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

	June 30, 2011		December 31, 2010
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Notes receivable, current (a)	$53	$54	$50	$51
Notes receivable, noncurrent (b)	71	71	71	71
Long-term debt, including current maturities	10,706	12,100	10,484	11,874

(a)	Included within Receivables, Net on the Condensed Consolidated Balance Sheets.
(b)	Included within Investments and Other Assets—Other on the Condensed Consolidated Balance Sheets.

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

At June 30, 2011, we had “pay floating—receive fixed” interest rate swaps outstanding with a total notional principal amount of $1,609 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying cash flows related to our long-term fixed-rate debt securities into variable-rate debt in order to achieve our desired mix of fixed and variable-rate debt. At Spectra Energy Partners, we had third-party “pay fixed—receive floating” interest rate swaps outstanding with a total notional principal amount of $40 million to mitigate our exposure to variable interest rates on loans outstanding under its revolving credit facility.

Our equity investment affiliate, DCP Midstream, also has risk exposures primarily associated with market prices of NGLs and natural gas. DCP Midstream manages these risks separate from Spectra Energy, and utilizes various risk management strategies, including the use of commodity derivatives.

Other than interest rate swaps described above, we did not have any significant derivatives outstanding during the six months ended June 30, 2011.

16. Commitments and Contingencies

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

Included in Deferred Credits and Other Liabilities—Regulatory and Other on the Condensed Consolidated Balance Sheets are accruals related to extended environmental-related activities totaling $13 million at June 30, 2011 and $14 million as of December 31, 2010. These accruals represent provisions for costs associated with remediation activities at some of our current and former sites, as well as other environmental contingent liabilities.

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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of June 30, 2011 or December 31, 2010 related to litigation.

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

We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. In connection with our spin-off from Duke Energy Corporation (Duke Energy) in 2007, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of June 30, 2011 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.

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

Westcoast Energy Inc. (Westcoast), a wholly owned subsidiary, has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. Those guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt, purchase contracts and leases. Certain guarantees that were previously issued by Westcoast for obligations of entities that remained a part of Duke Energy are considered guarantees of third party performance; however, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments Westcoast could have been required to make under those performance guarantees of unconsolidated entities and third-party entities as of June 30, 2011 was $40 million. Of these guarantees, $5 million expire in 2015 and the remaining have no contractual expirations.

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

As of June 30, 2011, the amounts recorded for the guarantees and indemnifications, described above, including the indemnifications by Duke Energy to us, are not material, both individually and in the aggregate.

18. Sale of Spectra Energy Partners Units

On June 14, 2011, Spectra Energy Partners issued 7.2 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy. Total net proceeds to Spectra Energy Partners were $218 million (net proceeds to Spectra Energy were $213 million), used to fund a portion of the acquisition of Big Sandy. See Note 2 for additional information on the acquisition of Big Sandy. The sale of the units decreased Spectra Energy’s ownership in Spectra Energy Partners from 69% to 64%. In connection with the sale of the units, a $60 million gain ($38 million net of tax) to Additional Paid-in Capital and a $154 million increase in Equity—Noncontrolling Interests were recorded in the second quarter of 2011.

The following table presents the effects of changes in our ownership interests in non-wholly owned consolidated subsidiaries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Net Income—Controlling Interests	$284	$174	$641	$532
Increase in Additional Paid-in Capital resulting from the sale of units of Spectra Energy Partners	38	—	38	—

Total Net Income—Controlling Interests and changes in Equity—Controlling Interests	$322	$174	$679	$532

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

Our policy is to fund our retirement plans on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions of $10 million to our U.S. retirement plans in the six-month period ended June 30, 2011 and $5 million for the same period in 2010. We made total contributions to the Canadian DC and qualified DB plans of $36 million during the six-month period ended June 30, 2011 and $34 million during the same period in 2010. We anticipate that we will make total contributions of approximately $20 million to the U.S. plans and approximately $75 million to the Canadian plans in 2011.

Qualified Pension Plans—Components of Net Periodic Pension Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
U.S.
Service cost benefit earned	$4	$3	$7	$6
Interest cost on projected benefit obligation	6	7	12	13
Expected return on plan assets	(8)	(8)	(16)	(16)
Amortization of loss	2	2	5	4

Net periodic pension cost	$4	$4	$8	$7

Canada
Service cost benefit earned	$5	$4	$10	$8
Interest cost on projected benefit obligation	12	12	24	23
Expected return on plan assets	(13)	(12)	(25)	(23)
Amortization of loss	7	4	13	8
Amortization of prior service costs	1	—	1	1

Net periodic pension cost	$12	$8	$23	$17

Non-Qualified Pension Benefits Plans—Components of Net Periodic Pension Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
U.S.
Interest cost on projected benefit obligation	$1	$1	$1	$1

Net periodic pension cost	$1	$1	$1	$1

Canada
Service cost benefit earned	$1	$1	$1	$1
Interest cost on projected benefit obligation	1	1	3	3
Amortization of actuarial loss	1	—	1	—

Net periodic pension cost	$3	$2	$5	$4

Other Post-Retirement Benefit Plans. We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

Other Post-Retirement Benefit Plans—Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
U.S.
Interest cost on accumulated post-retirement benefit obligation	$2	$3	$5	$6
Expected return on plan assets	(1)	(2)	(2)	(3)
Amortization of net transition liability	—	1	—	2
Amortization of loss	1	1	1	1

Net periodic other post-retirement benefit cost	$2	$3	$4	$6

Canada
Service cost benefit earned	$1	$1	$2	$2
Interest cost on accumulated post-retirement benefit obligation	2	2	4	3

Net periodic other post-retirement benefit cost	$3	$3	$6	$5

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

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2011

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total operating revenues	$—	$—	$1,188	$—	$1,188
Total operating expenses	(3)	—	789	—	786

Operating income	3	—	399	—	402
Equity in earnings of unconsolidated affiliates	—	—	162	—	162
Equity in earnings of subsidiaries	282	425	—	(707)	—
Other income and expenses, net	—	6	12	—	18
Interest expense	—	51	108	—	159

Earnings from continuing operations before income taxes	285	380	465	(707)	423
Income tax expense from continuing operations	1	98	26	—	125

Income from continuing operations	284	282	439	(707)	298
Income from discontinued operations, net of tax	—	—	9	—	9

Net income	284	282	448	(707)	307
Net income—noncontrolling interests	—	—	23	—	23

Net income—controlling interests	$284	$282	$425	$(707)	$284

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

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2011

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total operating revenues	$—	$—	$2,800	$—	$2,800
Total operating expenses	—	—	1,845	—	1,845
Gains on sales of other assets and other, net	—	—	4	—	4

Operating income	—	—	959	—	959
Equity in earnings of unconsolidated affiliates	—	—	268	—	268
Equity in earnings of subsidiaries	641	935	—	(1,576)	—
Other income and expenses, net	—	6	18	—	24
Interest expense	—	99	215	—	314

Earnings from continuing operations before income taxes	641	842	1,030	(1,576)	937
Income tax expense from continuing operations	—	201	63	—	264

Income from continuing operations	641	641	967	(1,576)	673
Income from discontinued operations, net of tax	—	—	16	—	16

Net income	641	641	983	(1,576)	689
Net income—noncontrolling interests	—	—	48	—	48

Net income—controlling interests	$641	$641	$935	$(1,576)	$641

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

Spectra Energy Corp

Condensed Consolidating Balance Sheet

June 30, 2011

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$537	$—	$538
Receivables (payables)—consolidated subsidiaries	3	(1)	(2)	—	—
Receivables—other	—	—	914	—	914
Other current assets	62	13	415	—	490

Total current assets	65	13	1,864	—	1,942
Investments in and loans to unconsolidated affiliates	—	70	2,041	—	2,111
Investments in consolidated subsidiaries	11,749	14,939	—	(26,688)	—
Advances receivable (payable)—consolidated subsidiaries	(3,231)	3,827	(36)	(560)	—
Goodwill	—	—	4,421	—	4,421
Other assets	43	92	388	—	523
Property, plant and equipment, net	—	—	17,801	—	17,801
Regulatory assets and deferred debits	1	8	1,132	—	1,141

Total Assets	$8,627	$18,949	$27,611	$(27,248)	$27,939

Accounts payable—other	$1	$117	$474	$—	$592
Short-term borrowings and commercial paper	—	1,106	31	(560)	577
Accrued taxes payable (receivable)	(17)	7	68	—	58
Current maturities of long-term debt	—	8	58	—	66
Other current liabilities	49	90	757	—	896

Total current liabilities	33	1,328	1,388	(560)	2,189
Long-term debt	—	3,298	7,342	—	10,640
Deferred credits and other liabilities	148	2,574	2,847	—	5,569
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	8,446	11,749	14,939	(26,688)	8,446
Noncontrolling interests	—	—	837	—	837

Total equity	8,446	11,749	15,776	(26,688)	9,283

Total Liabilities and Equity	$8,627	$18,949	$27,611	$(27,248)	$27,939

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

Spectra Energy Corp

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2011

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$641	$641	$983	$(1,576)	$689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	359	—	359
Equity in earnings of unconsolidated affiliates	—	—	(268)	—	(268)
Equity in earnings of subsidiaries	(641)	(935)	—	1,576	—
Distributions received from unconsolidated affiliates	—	—	201	—	201
Other	(37)	254	140	—	357

Net cash provided by (used in) operating activities	(37)	(40)	1,415	—	1,338

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(739)	—	(739)
Investments in and loans to unconsolidated affiliates	—	—	(4)	—	(4)
Purchases of held-to-maturity securities	—	—	(763)	—	(763)
Proceeds from sales and maturities of held-to-maturity securities	—	—	733	—	733
Purchases of available-for-sale securities	—	—	(930)	—	(930)
Proceeds from sales and maturities of available-for-sale securities	—	—	1,119	—	1,119
Other	—	—	13	—	13

Net cash used in investing activities	—	—	(571)	—	(571)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	2,424	—	2,424
Payments for the redemption of long-term debt	—	—	(2,371)	—	(2,371)
Net decrease in short-term borrowings and commercial paper	—	(132)	(126)	—	(258)
Distributions to noncontrolling interests	—	—	(47)	—	(47)
Proceeds from the issuance of Spectra Energy Partners common units	—	—	213	—	213
Dividends paid on common stock	(341)	—	—	—	(341)
Distributions and advances from (to) affiliates	353	173	(526)	—	—
Other	25	—	(6)	—	19

Net cash provided by (used in) financing activities	37	41	(439)	—	(361)

Effect of exchange rate changes on cash	—	—	2	—	2

Net increase in cash and cash equivalents	—	1	407	—	408
Cash and cash equivalents at beginning of period	—	—	130	—	130

Cash and cash equivalents at end of period	$—	$1	$537	$—	$538

Spectra Energy Corp

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2010

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$532	$535	$819	$(1,317)	$569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	324	—	324
Equity in earnings of unconsolidated affiliates	—	—	(199)	—	(199)
Equity in earnings of subsidiaries	(535)	(782)	—	1,317	—
Distributions received from unconsolidated affiliates	—	—	237	—	237
Other	(159)	159	(100)	—	(100)

Net cash provided by (used in) operating activities	(162)	(88)	1,081	—	831

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(497)	—	(497)
Investments in and loans to unconsolidated affiliates	—	—	(3)	—	(3)
Purchases of held-to-maturity securities	—	—	(530)	—	(530)
Proceeds from sales and maturities of held-to-maturity securities	—	—	507	—	507
Purchases of available-for-sale securities	—	—	(12)	—	(12)
Distributions received from unconsolidated affiliates	—	—	12	—	12
Other	—	—	2	—	2

Net cash used in investing activities	—	—	(521)	—	(521)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	1,440	—	1,440
Payments for the redemption of long-term debt	—	—	(1,786)	—	(1,786)
Net increase in short-term borrowings and commercial paper	—	149	185	—	334
Distributions to noncontrolling interests	—	—	(36)	—	(36)
Dividends paid on common stock	(325)	(3)	—	3	(325)
Distributions and advances from (to) affiliates	486	(51)	(432)	(3)	—
Other	1	—	4	—	5

Net cash provided by (used in) financing activities	162	95	(625)	—	(368)

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Net increase (decrease) in cash and cash equivalents	—	7	(67)	—	(60)
Cash and cash equivalents at beginning of period	—	—	166	—	166

Cash and cash equivalents at end of period	$—	$7	$99	$—	$106

21. New Accounting Pronouncements

There were no significant accounting pronouncements adopted during the six months ended June 30, 2011 that had a material impact on our consolidated results of operations, financial position or cash flows.

22. Subsequent Events

On July 1, 2011, Spectra Energy Partners completed the acquisition of Big Sandy from EQT. See Note 2 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.

Executive Overview

During the first half of 2011, our fee-based businesses at U.S. Transmission, Distribution and Western Canada Transmission & Processing generated increased earnings and cash flows by meeting the needs of our customers and from successful expansion projects previously placed in service. In addition, commodity prices have improved significantly compared to the same period in 2010 and have positively impacted our earnings in the first half of 2011.

Effective the first quarter of 2011, the quarterly dividend was increased from $0.25 per share to $0.26 per share, representing a 4% increase from the previous dividend level. We continue to anticipate our dividend payout ratio over time to be consistent with our targeted payout ratio, which is up to 65% of estimated annual net income from controlling interests per share of common stock.

For the three months ended June 30, 2011 and 2010, we reported net income from controlling interests of $284 million and $174 million, respectively. For the six months ended June 30, 2011 and 2010, we reported net income from controlling interests of $641 million and $532 million, respectively. Earnings from expansion projects at U.S. Transmission and Western Canada Transmission & Processing, the positive impact of commodity prices on earnings from Field Services, a stronger Canadian dollar and colder weather at Distribution were slightly offset by higher corporate costs.

The highlights for the three and six months ended June 30, 2011 include:

•	U.S. Transmission’s earnings benefited from the successful execution of planned expansion projects,

•	Distribution’s earnings increased mainly as a result of higher customer usage of natural gas due to colder weather and a stronger Canadian dollar,

•

Western Canada Transmission & Processing earnings increased mainly as a result of higher gathering and processing earnings from expansions, higher earnings at the Empress NGL business due primarily to a scheduled plant turnaround in 2010 and a stronger Canadian dollar, and

•	Field Services earnings increased as a result of higher commodity prices and lower interest expense, partially offset by higher planned operating expenses and the negative effects of severe weather.

In the first six months of 2011, we had $743 million of capital and investment expenditures. Excluding the acquisition of Big Sandy, we continue to project approximately $2.1 billion of capital and investment expenditures for the full year, including expansion capital of approximately $1.3 billion. 2011 expansion projects are on track and we expect that our capital spending will be significantly higher throughout the remainder of the year.

As of June 30, 2011, we have access to approximately $2.2 billion available under our credit facilities and expect to continue to utilize commercial paper and revolving lines of credit, as needed, to complement our ongoing cash flows to fund liquidity needs through the remainder of 2011. Financing activities for the remainder of 2011 will include the issuance of commercial paper under our revolving credit facilities. We also anticipate accessing the markets for other long-term financing to fund our ongoing capital expansion program.

On June 14, 2011, Spectra Energy Partners issued 7.2 million common units to the public, representing limited partner interests and 0.1 million general partner units to Spectra Energy, resulting in total net proceeds of $218 million to Spectra Energy Partners ($213 million to Spectra Energy). The sale of the units decreased Spectra Energy’s ownership in Spectra Energy Partners from 69% to 64%. On July 1, 2011, Spectra Energy Partners acquired Big Sandy from EQT for approximately $390 million in cash. See Notes 2 and 18 of Notes to Condensed Consolidated Financial Statements for further discussions.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Operating revenues	$1,188	$1,063	$2,800	$2,543
Operating expenses	786	721	1,845	1,709
Gains on sales of other assets and other, net	—	—	4	—

Operating income	402	342	959	834
Other income and expenses	180	83	292	209
Interest expense	159	158	314	317

Earnings from continuing operations before income taxes	423	267	937	726
Income tax expense from continuing operations	125	76	264	173

Income from continuing operations	298	191	673	553
Income from discontinued operations, net of tax	9	—	16	16

Net income	307	191	689	569
Net income—noncontrolling interests	23	17	48	37

Net income—controlling interests	$284	$174	$641	$532

Three and Six Months Ended June 30, 2011 Compared to Same Periods in 2010

Operating Revenues. Operating revenues for the three and six months ended June 30, 2011 increased by $125 million, or 12%, and $257 million, or 10%, respectively, compared to the same periods in 2010. The increases were driven mainly by:

•	an increase in customer usage of natural gas due to weather that was colder than the same periods in the prior year at Distribution,

•	the effects of a stronger Canadian dollar on revenues at Distribution and Western Canada Transmission & Processing,

•	revenues from the acquisition of Bobcat Gas Storage (Bobcat) and expansion projects at U.S. Transmission and Western Canada Transmission & Processing, and

•

higher NGL and other petroleum products sales volumes from the Empress operations due to higher demand for NGL products caused in part by colder weather as well as the effect of a scheduled plant turnaround in 2010, and higher NGL sales prices associated with the Empress operations in 2011 at Western Canada Transmission & Processing, partially offset by

•	lower natural gas prices passed through to customers at Distribution.

Operating Expenses. Operating expenses for the three and six months ended June 30, 2011 increased by $65 million, or 9%, and $136 million, or 8%, respectively, compared to the same periods in 2010. The increases were driven mainly by:

•	higher volumes of natural gas sold as a result of weather that was colder than the same periods in the prior year at Distribution,

•	the effects of a stronger Canadian dollar at Distribution and Western Canada Transmission & Processing, and

•

higher volumes of natural gas purchased attributable to higher demand for NGL products caused in part by colder weather as well as the effect of a scheduled plant turnaround in 2010, and higher prices of natural gas purchased caused primarily by higher extraction premiums at the Empress operations at Western Canada Transmission & Processing, partially offset by

•	lower natural gas prices passed through to customers at Distribution.

Operating Income. Operating income for the three and six months ended June 30, 2011 increased by $60 million, or 18%, and $125 million, or 15%, respectively, compared to the same periods in 2010. The increases were mainly driven by higher earnings from expansion projects at U.S. Transmission and Western Canada Transmission & Processing, the effects of a stronger Canadian dollar and an increase in customer usage of natural gas due to colder weather at Distribution.

Other Income and Expenses. Other income and expenses for the three and six months ended June 30, 2011 increased by $97 million, or 117%, and $83 million, or 40%, respectively, compared to the same periods in 2010. The increases were attributable to higher equity earnings from Field Services mainly due to higher commodity prices, lower interest expense and lower income tax expense, partially offset by higher planned operating expenses and the negative effects of severe weather.

Income Tax Expense from Continuing Operations. Income tax expense from continuing operations for the three and six months ended June 30, 2011 increased by $49 million and $91 million, respectively, compared to the same periods in 2010, as a result of higher earnings from continuing operations in 2011 and favorable tax audit settlements totaling $24 million in the first quarter of 2010.

The effective tax rates for income from continuing operations for the three-month periods ended June 30, 2011 and June 30, 2010 were 29.6% and 28.5%, respectively, and 28.2% and 23.8% for six-month periods. The higher effective tax rates in 2011 include an increase in state tax rates and a reduction in the domestic production activities deduction. Favorable tax audit settlements in the first quarter of 2010 also contributed to the lower rate in the 2010 six-month period.

Income from Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax for the three months ended June 30, 2011 increased $9 million compared to the same period in 2010. The six-month period in 2011 was at the same level as the six-month period in 2010. The 2011 quarter included partial recovery of losses incurred in the fourth quarter of 2010 related to a breach by a third party of certain scheduled propane deliveries to us. Higher income from propane deliveries and the recovery of losses in the six-month period in 2011 were offset by a favorable income tax adjustment related to previously discontinued operations in first quarter of 2010.

Net Income—Noncontrolling Interests. Net income from noncontrolling interests for the three and six months ended June 30, 2011 increased by $6 million and $11 million, respectively, compared to the same periods in 2010. The increases were primarily driven by an increase in the noncontrolling interests ownership percentage resulting from the Spectra Energy Partners public sales of additional partner units in December 2010 and June 2011, and higher earnings from Spectra Energy Partners, primarily as a result of their acquisition of an additional 24.5% in Gulfstream Natural Gas System, LLC (Gulfstream) in the fourth quarter of 2010.

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

Our segment EBIT may not be comparable to similarly titled measures of other companies because other companies may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table and detailed discussions follow:

EBIT by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
U.S. Transmission	$243	$223	$522	$470
Distribution	88	73	255	219
Western Canada Transmission & Processing	113	69	254	188
Field Services	138	58	219	157

Total reportable segment EBIT	582	423	1,250	1,034
Other	(29)	(16)	(53)	(30)

Total reportable segment and other EBIT	553	407	1,197	1,004
Interest expense	159	158	314	317
Interest income and other (a)	29	18	54	39

Earnings from continuing operations before income taxes.	$423	$267	$937	$726

(a)	Includes foreign currency transaction gains and losses and the add-back of noncontrolling interests related to segment EBIT.

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

U.S. Transmission

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$457	$442	$15	$940	$899	$41
Operating expenses
Operating, maintenance and other	156	165	(9)	302	317	(15)
Depreciation and amortization	67	64	3	134	128	6
Gains on sales of other assets and other, net	—	—	—	4	—	4

Operating income	234	213	21	508	454	54
Other income and expenses	32	29	3	63	55	8
Noncontrolling interests	23	19	4	49	39	10

EBIT	$243	$223	$20	$522	$470	$52

Proportional throughput, TBtu (a)	623	567	56	1,426	1,385	41

(a)	Trillion British thermal units. Revenues are not significantly affected by pipeline throughput fluctuations, since revenues are primarily composed of demand charges.

Three Months Ended June 30, 2011 Compared to Same Period in 2010

Operating Revenues. The $15 million increase was driven by:

•	a $37 million increase from expansion projects and the acquisition of Bobcat in August 2010, partially offset by

•	a $9 million decrease from lower contracted volumes and rates as a result of revisions or terminations of contracts,

•	a $9 million decrease in recoveries of electric power and other costs passed through to customers, and

•	a $5 million decrease in processing revenues associated with pipeline operations caused by lower volumes.

Operating, Maintenance and Other. The $9 million decrease was driven by:

•	a $9 million decrease in electric power and other costs passed through to customers, and

•	a $4 million decrease in operating expenses due to timing and miscellaneous adjustments, partially offset by

•	a $6 million increase from expansion projects and the acquisition of Bobcat.

EBIT. The $20 million increase was mainly due to higher earnings from expansion projects.

Six Months Ended June 30, 2011 Compared to Same Period in 2010

Operating Revenues. The $41 million increase was driven mainly by:

•	a $69 million increase from expansion projects and the acquisition of Bobcat in August 2010, partially offset by

•	a $16 million decrease in recoveries of electric power and other costs passed through to customers,

•	a $9 million decrease in processing revenues associated with pipeline operations caused by lower volumes, and

•	a $3 million decrease from lower contracted volumes and rates as a result of revisions or terminations of contracts.

Operating, Maintenance and Other. The $15 million decrease was driven mainly by:

•	a $17 million decrease in electric power and other costs passed through to customers, and

•	an $11 million decrease in operating expenses due to timing and miscellaneous adjustments, partially offset by

•	a $12 million increase from the expansion projects and the acquisition of Bobcat.

Depreciation and Amortization. The $6 million increase was mainly driven by expansion projects placed in service in 2010 and the acquisition of Bobcat.

Other Income and Expenses. The $8 million increase was due to higher allowance for funds used during construction-equity (AFUDC-equity) in 2011 as a result of higher capital spending and higher equity earnings from Gulfstream, Steckman Ridge and Southeast Supply Header, LLC.

Noncontrolling Interests. The $10 million increase was driven by an increase in the noncontrolling interests ownership percentage resulting from the Spectra Energy Partners public sales of additional partner units in December 2010 and June 2011, and higher earnings from Spectra Energy Partners, as a result of their acquisition of an additional 24.5% in Gulfstream in the fourth quarter 2010.

EBIT. The $52 million increase was mainly due to higher earnings from expansion projects.

Distribution

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$375	$331	$44	$1,071	$999	$72
Operating expenses
Natural gas purchased	127	110	17	496	481	15
Operating, maintenance and other	107	99	8	214	202	12
Depreciation and amortization	53	49	4	106	97	9

EBIT	$88	$73	$15	$255	$219	$36

Number of customers, thousands				1,348	1,331	17
Heating degree days, Fahrenheit	930	682	248	4,702	4,003	699
Pipeline throughput, TBtu	156	181	(25)	487	485	2
Canadian dollar exchange rate, average	0.97	1.03	(0.06)	0.98	1.04	(0.06)

Three Months Ended June 30, 2011 Compared to Same Period in 2010

Operating Revenues. The $44 million increase was driven by:

•	a $47 million increase in customer usage of natural gas due to weather that was more than 36% colder than the second quarter of 2010, and

•	a $21 million increase resulting from a stronger Canadian dollar, partially offset by

•	a $29 million decrease from lower natural gas prices passed through to customers. Prices charged to customers are based on the 12 month New York Mercantile Exchange (NYMEX) forecast.

Natural Gas Purchased. The $17 million increase was driven by:

•	a $40 million increase due to higher volumes of natural gas sold as a result of weather that was more than 36% colder than the second quarter of 2010, and

•	an $8 million increase resulting from a stronger Canadian dollar, partially offset by

•	a $29 million decrease from lower natural gas prices passed through to customers.

Operating, Maintenance and Other. The $8 million increase was driven primarily by a stronger Canadian dollar.

Depreciation and Amortization. The $4 million increase was driven primarily by a stronger Canadian dollar.

EBIT. The $15 million increase was mainly a result of higher usage due to colder weather and a stronger Canadian dollar.

Six Months Ended June 30, 2011 Compared to Same Period in 2010

Operating Revenues. The $72 million increase was driven mainly by:

•	a $124 million increase in customer usage of natural gas due to weather that was more than 17% colder than the same period in 2010,

•	a $58 million increase resulting from a stronger Canadian dollar, and

•	a $13 million increase from growth in the number of customers, partially offset by

•	a $122 million decrease from lower natural gas prices passed through to customers.

Natural Gas Purchased. The $15 million increase was driven mainly by:

•	a $104 million increase due to higher volumes of natural gas sold as a result of weather that was more than 17% colder than the same period in 2010,

•	a $27 million increase resulting from a stronger Canadian dollar, and

•	a $10 million increase due to growth in the number of customers, partially offset by

•	a $122 million decrease from lower natural gas prices passed through to customers.

Operating, Maintenance and Other. The $12 million increase was driven primarily by a stronger Canadian dollar.

Depreciation and Amortization. The $9 million increase was driven primarily by a stronger Canadian dollar.

EBIT. The $36 million increase was mainly a result of higher usage due to colder weather, a stronger Canadian dollar and growth in the number of customers.

Western Canada Transmission & Processing

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$371	$289	$82	$810	$644	$166
Operating expenses
Natural gas and petroleum products purchased	67	46	21	189	127	62
Operating, maintenance and other	147	135	12	280	250	30
Depreciation and amortization	48	36	12	94	78	16

Operating income	109	72	37	247	189	58
Other income and expenses	4	(3)	7	7	(1)	8

EBIT	$113	$69	$44	$254	$188	$66

Pipeline throughput, TBtu	166	150	16	349	300	49
Volumes processed, TBtu	174	163	11	350	326	24
Empress inlet volumes, TBtu	129	91	38	310	278	32
Canadian dollar exchange rate, average	0.97	1.03	(0.06)	0.98	1.04	(0.06)

Three Months Ended June 30, 2011 Compared to Same Period in 2010

Operating Revenues. The $82 million increase was driven by:

•	a $22 million increase as a result of a stronger Canadian dollar,

•	a $20 million increase in gathering and processing revenues due to contracted volumes from expansions associated with non-conventional supply discoveries in the Fort Nelson area,

•	a $15 million increase due to higher NGL sales prices associated with the Empress operations, and

•	a $15 million increase due to higher NGL and other petroleum products sales volumes caused primarily by a scheduled plant turnaround at the Empress operations in 2010.

Natural Gas and Petroleum Products Purchased. The $21 million increase was driven by:

•	a $10 million increase due primarily to higher volumes in 2011, due in part to the 2010 scheduled plant turnaround at the Empress operations as discussed above,

•	a $7 million increase as a result of higher prices of natural gas purchased for the Empress facility caused primarily by higher extraction premiums, and

•	a $4 million increase due to a stronger Canadian dollar.

Operating, Maintenance and Other. The $12 million increase was driven by:

•	a $9 million increase due to a stronger Canadian dollar, and

•	a $7 million increase due primarily to gathering and processing plant turnarounds, partially offset by

•	a $9 million decrease due to the Empress plant turnaround in 2010.

Depreciation and Amortization. The $12 million increase was driven mainly by expansion projects placed in service and maintenance capital incurred as well as a stronger Canadian dollar.

EBIT. The $44 million increase was driven mainly by higher gathering and processing earnings from expansions, higher earnings at the Empress NGL business due primarily to a plant turnaround in the second quarter of 2010, and a stronger Canadian dollar.

Six Months Ended June 30, 2011 Compared to Same Period in 2010

Operating Revenues. The $166 million increase was driven by:

•	a $45 million increase as a result of a stronger Canadian dollar,

•

a $43 million increase due to higher NGL and other petroleum products sales volumes associated with the Empress operations resulting from higher demand for NGL products caused in part by colder weather, as well as the effect of the scheduled plant turnaround in 2010,

•	a $38 million increase in gathering and processing revenues due primarily to contracted volumes from expansions associated with non-conventional supply discoveries in the Fort Nelson area,

•	a $16 million increase due to higher NGL sales prices associated with the Empress operations, and

•	a $12 million increase from recovery of carbon and other non-income tax expense from customers.

Natural Gas and Petroleum Products Purchased. The $62 million increase was driven by:

•

a $28 million increase due primarily to higher volumes at the Empress operations resulting from higher demand for NGL products caused in part by colder weather, as well as the effect of the scheduled plant turnaround in 2010 at the Empress operations as discussed above,

•	a $23 million increase as a result of higher prices of natural gas purchased for the Empress facility caused primarily by higher extraction premiums, and

•	an $11 million increase due to a stronger Canadian dollar.

Operating, Maintenance and Other. The $30 million increase was driven by:

•	a $16 million increase due to a stronger Canadian dollar,

•	a $12 million increase in carbon and other non-income tax expense, and

•	a $7 million increase due primarily to gathering and processing plant turnarounds, partially offset by

•	a $9 million decrease due to the Empress plant turnaround in 2010.

Depreciation and Amortization. The $16 million increase was driven mainly by expansion projects placed in service and maintenance capital incurred, as well as a stronger Canadian dollar.

EBIT. The $66 million increase was driven mainly by higher gathering and processing earnings from expansions, higher earnings at the Empress NGL business due mainly to colder weather in 2011 and a plant turnaround in the second quarter of 2010, and a stronger Canadian dollar.

Field Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions, except where noted)
Equity in earnings of unconsolidated affiliates	$138	$58	$80	$219	$157	$62

EBIT	$138	$58	$80	$219	$157	$62

Natural gas gathered and processed/transported, TBtu/d (a,b)	6.9	6.8	0.1	6.8	6.8	—
NGL production, MBbl/d (a,c)	377	361	16	367	357	10
Average natural gas price per MMBtu (d)	$4.31	$4.09	$0.22	$4.21	$4.70	$(0.49)
Average NGL price per gallon (e)	$1.24	$0.91	$0.33	$1.19	$1.00	$0.19
Average crude oil price per barrel (f)	$102.56	$78.03	$24.53	$98.33	$78.37	$19.96

(a)	Reflects 100% of volumes.
(b)	Trillion British thermal units per day.
(c)	Thousand barrels per day.
(d)	Million British thermal units. Average price based on NYMEX Henry Hub.
(e)	Does not reflect results of commodity hedges.
(f)	Average price based on NYMEX calendar month.

Three Months Ended June 30, 2011 Compared to Same Period in 2010

EBIT. Higher equity earnings of $80 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $65 million increase from commodity-sensitive processing arrangements due to increased NGL, natural gas and crude oil prices,

•	a $15 million increase due to favorable results from NGL trading and gas marketing, and

•	a $9 million decrease in interest expense due to favorable rates and lower average debt balances in 2011, partially offset by

•	a $7 million decrease due to higher planned operating expenses largely resulting from DCP Partners’ growth from acquisitions, increased repairs and maintenance costs and increased benefits costs.

Six Months Ended June 30, 2011 Compared to Same Period in 2010

EBIT. Higher equity earnings of $62 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $74 million increase from commodity-sensitive processing arrangements due to increased NGL and crude oil prices, net of decreased natural gas prices,

•	a $15 million decrease in interest expense due to favorable rates and lower average debt balances in 2011, and

•	an $11 million increase attributable to decreased income tax expense related to the de-recognition of certain deferred tax assets in the 2010 period, partially offset by

•	a $27 million decrease due to higher planned operating expenses largely resulting from DCP Partners’ growth from acquisitions, increased repairs and maintenance costs and increased benefits costs, and

•

a $14 million decrease in gathering and processing margins attributable to lower volumes and recoveries across higher-margin regions due to the impact of severe weather which reduced production and lowered margins.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$16	$14	$2	$33	$27	$6
Operating expenses	44	30	14	83	54	29

Operating loss	(28)	(16)	(12)	(50)	(27)	(23)
Other income and expenses	(1)	—	(1)	(3)	(3)	—

EBIT	$(29)	$(16)	$(13)	$(53)	$(30)	$(23)

Three Months Ended June 30, 2011 Compared to Same Period in 2010

EBIT. The $13 million decrease in EBIT reflects higher captive insurance reserves.

Six Months Ended June 30, 2011 Compared to Same Period in 2010

EBIT. The $23 million decrease in EBIT reflects an increase in reserves for captive insurance for miscellaneous loss events and higher corporate costs, including employee and retiree benefit costs.

Impairment of Goodwill

We completed our annual goodwill impairment test as of April 1, 2011 and no impairments were identified. We primarily use a discounted cash flow analysis to determine fair value for each reporting unit. Key assumptions used in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in key markets served by our operations, regulatory stability, the ability to renew contracts, commodity prices (where appropriate) and foreign currency exchange rates, as well as other factors that affect our revenue, expense and capital expenditure projections.

The long-term growth rates used for our reporting units reflect continued expansion of our assets, driven by new natural gas supplies such as shale gas in North America and increasing demand for natural gas transportation capacity on our pipeline systems primarily as a result of forecasted growth in natural gas-fired power plants. We assumed a weighted average long-term growth rate of 3.7% for our 2011 goodwill impairment analysis. Had we assumed a 100 basis point lower growth rate for each of our reporting units, except for the Distribution reporting unit, there would have been no impairment of goodwill. The Distribution reporting unit used a long-term growth rate assumption at the lower end of our growth rate range as a result of lower long-term projections of natural gas conversions and sustained mild economic growth in this region and therefore has a higher sensitivity to growth rate declines. Approximately $902 million of goodwill is allocated to our Distribution segment.

We continue to monitor the effects of the economic downturn that global economies are currently facing on the long-term cost of capital utilized to calculate our reporting unit fair values. In evaluating our reporting units for our 2011 goodwill impairment analysis, we assumed weighted-average costs of capital ranging from 7.0% to 8.2% that market participants would use. Had we assumed a 100 basis point increase in the weighted- average cost of capital for each of our reporting units, there would have been no impairment of goodwill. For our regulated businesses in Canada, if an increase in the cost of capital occurred, we assume that the effect on the corresponding reporting unit’s fair value would be ultimately offset by a similar increase in the reporting unit’s regulated revenues since those rates include a component that is based on the reporting unit’s cost of capital.

Based on the results of our annual impairment testing, the fair values of our reporting units at April 1, 2011 significantly exceeded their carrying values. No triggering events or changes in circumstances occurred during the period April 1, 2011 (our testing date) through June 30, 2011 that would warrant re-testing for goodwill impairment.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was negative $247 million as of June 30, 2011, which included short-term borrowings and commercial paper totaling $577 million and current maturities of long-term debt of $66 million. Net working capital also included $390 million of cash held for the purchase of Big Sandy on July 1, 2011. We will rely primarily upon cash flows from operations and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for the next 12 months.

We also have access to four revolving credit facilities, with available combined capacities of approximately $2.2 billion at June 30, 2011. With the exception of the Spectra Energy Partners facility which is used for bank borrowings, these facilities are used principally as back-stops for commercial paper programs or for the issuance of letters of credit. At Union Gas, we primarily use commercial paper to support our short-term working capital fluctuations. At Spectra Capital and Westcoast, we primarily use commercial paper for temporary funding of our capital expenditures. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 13 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.

Total debt balances since year-end 2010 have remained fairly flat at about $11.3 billion. Financing activities in 2011 included a decrease in commercial paper balances and refinanced long-term debt at very favorable rates. A stronger Canadian dollar also contributed to higher Canadian debt balances.

Operating Cash Flows

Net cash provided by operating activities increased $507 million to $1,338 million for the six months ended June 30, 2011 compared to the same period in 2010, driven mainly by:

•	lower refunds to Union Gas customers in the first half of 2011 for gas purchase costs collected in 2010 compared to refunds in 2010 for collections in 2009,

•

lower net tax payments in 2011 primarily as a result of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 which deferred a significant amount of tax payments to future periods, and

•	higher earnings across all segments in 2011.

Investing Cash Flows

Net cash flows used in investing activities increased $50 million to $571 million in the first six months of 2011 compared to the same period in 2010. This change was driven primarily by higher capital and investment expenditures in 2011 from capital expansion projects in western Canada and the northeastern United States, partially offset by net proceeds from sales of Spectra Energy Partners’ AFS securities in 2011 that were previously pledged as collateral against its term debt that was repaid.

	Six Months Ended June 30,
	2011	2010
	(in millions)
Capital and Investment Expenditures
U.S. Transmission	$294	$250
Distribution	117	77
Western Canada Transmission & Processing	313	159
Other	19	14

Total	$743	$500

Capital and investment expenditures for the six months ended June 30, 2011 consisted of $459 million for expansion projects and $284 million for maintenance and other projects.

Excluding the acquisition of Big Sandy discussed below, we continue to project 2011 capital and investment expenditures of approximately $2.1 billion, consisting of approximately $1.0 billion for U.S. Transmission, $0.3 billion for Distribution and $0.8 billion for Western Canada Transmission & Processing. Total projected 2011 capital and investment expenditures include approximately $1.3 billion of expansion capital expenditures and $0.8 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. We continue to assess short and long-term market requirements and will adjust our capital plans as required.

On July 1, 2011, Spectra Energy Partners completed the acquisition of Big Sandy for approximately $390 million in cash. See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion.

Financing Cash Flows and Liquidity

Net cash used in financing activities totaled $361 million in the first six months of 2011 compared to $368 million used in financing activities in the first six months of 2010. This change was driven mainly by:

•	proceeds of $213 million in 2011 from the issuance of Spectra Energy Partners’ common units, and

•	$53 million of net debt issuances in the 2011 period compared to $346 million of net retirements in 2010, mostly offset by

•	a $258 million decrease in short-term borrowings and commercial paper outstanding in 2011 compared to a $334 million increase in 2010.

On June 9, 2011, Spectra Energy Partners issued $500 million aggregate principal amount of unsecured senior notes, including $250 million of 2.95% senior notes due in 2016 and $250 million of 4.60% senior notes due in 2021. Net proceeds from the offering were used to repay all of the outstanding borrowings under Spectra Energy Partners’ term loan and a significant portion of the funds borrowed under its credit facility. The remaining balance of the proceeds was used for general corporate purposes.

On June 14, 2011, Spectra Energy Partners issued 7.2 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy. Total net proceeds to Spectra Energy Partners were $218 million (net proceeds to Spectra Energy were $213 million), used to fund a portion of the acquisition of Big Sandy.

On June 21, 2011, Union Gas issued 300 million Canadian dollars (approximately $309 million) of 4.88% notes due in 2041. Net proceeds from the offering were used for general corporate purposes, including refinancing of prior maturities of debt.

Available Credit Facilities and Restrictive Debt Covenants. In May 2011, Westcoast entered into a new 300 million Canadian dollar credit facility that expires in May 2015, which replaced its 200 million Canadian dollar credit facility that was scheduled to expire in June 2011. See Note 13 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants.

The terms of our Spectra Capital credit agreement require our consolidated debt-to-total-capitalization ratio to be 65% or lower. As of June 30, 2011, this ratio was 54%. Our equity and, as a result, this ratio, are sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations. Based on the strength of our total capitalization as of June 30, 2011, it is unlikely that a material adverse effect would occur as a result of a weakened Canadian dollar.

Credit Ratings

	Standard and Poor’s	Moody’s Investor Service	Fitch Ratings	DBRS
As of June 30, 2011
Spectra Capital (a)	BBB	Baa2	BBB	n/a
Texas Eastern Transmission, LP (a)	BBB+	Baa1	BBB+	n/a
Westcoast (a)	BBB+	n/a	n/a	A (low)
Union Gas (a)	BBB+	n/a	n/a	A
Maritimes & Northeast Pipeline, L.L.C. (a)	BBB	Baa3	n/a	n/a
M&N LP (b)	A	A2/A3	n/a	A
Spectra Energy Partners (a)	BBB	Baa3	BBB	n/a

(a)	Represents senior unsecured credit rating.
(b)	Represents senior secured credit rating. The A2 rating applies to M&N LP’s 6.9% notes due 2019 and the A3 rating applies to its 4.34% notes due 2019.
n/a	Indicates not applicable.

The above credit ratings are dependent upon, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures, our results of operations, market conditions and other factors. Our credit ratings could impact our ability to raise capital in the future, impact the cost of our capital and, as a result, have an impact on our liquidity.

Dividends. We currently anticipate an average dividend payout ratio over time of approximately 65% of estimated annual net income from controlling interests per share of common stock. The actual payout ratio, however, may vary from year to year depending on earnings levels. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. A dividend of $0.26 per common share was declared on July 1, 2011 and will be paid on September 12, 2011.

Other Financing Matters. Spectra Energy Corp and Spectra Capital have an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of various equity and debt securities, respectively. Spectra Energy Partners has an effective shelf registration statement on file with the SEC to register the issuance of limited partner common units and various debt securities. As of June 30, 2011, Spectra Energy Partners had $336 million in the aggregate available for issuance under this shelf registration statement. In addition, as of June 30, 2011, certain of our subsidiaries in Canada had 1.5 billion Canadian dollars (approximately $1.5 billion) available for issuance in the Canadian market under debt shelf prospectuses.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2011 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings, including regulatory and environmental matters, see Notes 4 and 16 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

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

Our interstate pipeline operations are subject to pipeline safety regulation administered by the Pipeline and Hazardous Materials Safety Administration (PHMSA) of the U.S. Department of Transportation. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines. These regulations, among other things, include requirements to monitor and maintain the integrity of our pipelines. The regulations determine the pressures at which our pipelines can operate.

In 2010, serious pipeline incidents on systems unrelated to ours focused the attention of Congress and the public on pipeline safety. Legislative proposals have been introduced in Congress that would strengthen the PHMSA’s enforcement and penalty authority, and expand the scope of its oversight. The PHMSA has initiated an evaluation of its existing regulations and appears to be considering substantial revisions in its regulations. The PHMSA also has issued guidance that states it will focus near-term enforcement efforts on recordkeeping and integrity management, following urgent National Transportation Safety Board recommendations related to pipeline pressure and recordkeeping. Because it is uncertain what legislation or regulatory changes will be enacted, we cannot determine the impact that such legislation or regulatory changes may have on our operations or financial condition at this time. Pipeline failures or failure to comply with applicable regulations could result in reduction of allowable operating pressures as authorized by the PHMSA, which would reduce available capacity on our pipelines. Should any of these risks materialize, it could have a material adverse effect on our operations, earnings, financial condition and cash flows.

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

SPECTRA ENERGY CORP

Date: August 8, 2011	/s/ GREGORY L. EBEL
Gregory L. Ebel
President and Chief Executive Officer

Date: August 8, 2011	/s/ J. PATRICK REDDY
J. Patrick Reddy
Chief Financial Officer