Form 10-Q
period 2011-09-30
Spectra Energy Corp.
filed 2011-11-08
CIK 1373835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Number of shares of Common Stock, $0.001 par value, outstanding as of September 30, 2011: 650,345,460

SPECTRA ENERGY CORP

FORM 10-Q FOR THE QUARTER ENDED

September 30, 2011

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

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues
Transportation, storage and processing of natural gas	$778	$707	$2,342	$2,113
Distribution of natural gas	193	179	1,086	1,014
Sales of natural gas liquids	114	96	384	312
Other	38	37	111	123

Total operating revenues	1,123	1,019	3,923	3,562

Operating Expenses
Natural gas and petroleum products purchased	130	119	795	727
Operating, maintenance and other	373	322	1,034	958
Depreciation and amortization	182	165	534	482
Property and other taxes	80	72	247	220

Total operating expenses	765	678	2,610	2,387

Gains on Sales of Other Assets and Other, net	3	—	7	—

Operating Income	361	341	1,320	1,175

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	160	98	428	297
Other income and expenses, net	18	7	42	17

Total other income and expenses	178	105	470	314

Interest Expense	157	159	471	476

Earnings From Continuing Operations Before Income Taxes	382	287	1,319	1,013
Income Tax Expense From Continuing Operations	108	69	372	242

Income From Continuing Operations	274	218	947	771
Income From Discontinued Operations, net of tax	7	1	23	17

Net Income	281	219	970	788
Net Income—Noncontrolling Interests	27	22	75	59

Net Income—Controlling Interests	$254	$197	$895	$729

Common Stock Data
Weighted-average shares outstanding
Basic	650	648	650	648
Diluted	652	650	652	650
Earnings per share from continuing operations
Basic	$0.38	$0.30	$1.34	$1.10
Diluted	$0.38	$0.30	$1.34	$1.09
Earnings per share
Basic	$0.39	$0.30	$1.38	$1.13
Diluted	$0.39	$0.30	$1.37	$1.12
Dividends per share	$0.26	$0.25	$0.78	$0.75

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2011	December 31, 2010
ASSETS

Current Assets
Cash and cash equivalents	$74	$130
Receivables, net	886	1,018
Inventory	423	287
Other	225	203

Total current assets	1,608	1,638

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	2,091	2,033
Goodwill	4,337	4,305
Other	508	665

Total investments and other assets	6,936	7,003

Property, Plant and Equipment
Cost	23,075	22,162
Less accumulated depreciation and amortization	5,484	5,182

Net property, plant and equipment	17,591	16,980

Regulatory Assets and Deferred Debits	1,080	1,065

Total Assets	$27,215	$26,686

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per-share amounts)

	September 30, 2011	December 31, 2010
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$496	$369
Short-term borrowings and commercial paper	949	836
Taxes accrued	83	59
Interest accrued	157	167
Current maturities of long-term debt	64	315
Other	764	777

Total current liabilities	2,513	2,523

Long-term Debt	10,234	10,169

Deferred Credits and Other Liabilities
Deferred income taxes	3,863	3,555
Regulatory and other	1,581	1,694

Total deferred credits and other liabilities	5,444	5,249

Commitments and Contingencies

Preferred Stock of Subsidiaries	258	258

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 650 million and 649 million shares outstanding at September 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	4,793	4,726
Retained earnings	1,871	1,487
Accumulated other comprehensive income	1,274	1,595

Total controlling interests	7,939	7,809
Noncontrolling interests	827	678

Total equity	8,766	8,487

Total Liabilities and Equity	$27,215	$26,686

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$970	$788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	543	493
Deferred income tax expense	240	62
Equity in earnings of unconsolidated affiliates	(428)	(297)
Distributions received from unconsolidated affiliates	351	303
Other	11	(342)

Net cash provided by operating activities	1,687	1,007

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,299)	(881)
Investments in and loans to unconsolidated affiliates	(6)	(6)
Acquisitions, net of cash acquired	(390)	(492)
Purchases of held-to-maturity securities	(1,199)	(850)
Proceeds from sales and maturities of held-to-maturity securities	1,206	809
Purchases of available-for-sale securities	(938)	(19)
Proceeds from sales and maturities of available-for-sale securities	1,128	6
Distributions received from unconsolidated affiliates	6	12
Other	(54)	—

Net cash used in investing activities	(1,546)	(1,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	806	479
Payments for the redemption of long-term debt	(494)	(346)
Net increase in short-term borrowings and commercial paper	147	821
Net decrease in revolving credit facilities borrowings	(289)	(10)
Distributions to noncontrolling interests	(74)	(54)
Proceeds from the issuance of Spectra Energy Partners, LP common units	213	—
Dividends paid on common stock	(511)	(487)
Other	14	3

Net cash provided by (used in) financing activities	(188)	406

Effect of exchange rate changes on cash	(9)	(2)

Net decrease in cash and cash equivalents	(56)	(10)
Cash and cash equivalents at beginning of period	130	166

Cash and cash equivalents at end of period	$74	$156

Supplemental Disclosures
Property, plant and equipment accruals	$176	$71

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income		Noncontrolling Interests	Total
				Foreign Currency Translation Adjustments	Other
December 31, 2010	$1	$4,726	$1,487	$2,010	$(415)	$678	$8,487
Net income	—	—	895	—	—	75	970
Foreign currency translation adjustments	—	—	—	(360)	—	(6)	(366)
Unrealized mark-to-market net gain on hedges	—	—	—	—	1	—	1
Reclassification of cash flow hedges into earnings	—	—	—	—	7	—	7
Pension and benefits impact	—	—	—	—	23	—	23
Dividends on common stock	—	—	(511)	—	—	—	(511)
Stock-based compensation	—	12	—	—	—	—	12
Distributions to noncontrolling interests	—	—	—	—	—	(74)	(74)
Spectra Energy common stock issued	—	17	—	—	—	—	17
Spectra Energy Partners, LP common units issued	—	38	—	—	—	154	192
Other, net	—	—	—	—	8	—	8

September 30, 2011	$1	$4,793	$1,871	$1,650	$(376)	$827	$8,766

December 31, 2009	$1	$4,645	$1,088	$1,682	$(375)	$540	$7,581
Net income	—	—	729	—	—	59	788
Foreign currency translation adjustments	—	—	—	114	—	13	127
Unrealized mark-to-market net loss on hedges	—	—	—	—	(31)	—	(31)
Reclassification of cash flow hedges into earnings	—	—	—	—	1	—	1
Pension and benefits impact	—	—	—	—	18	—	18
Dividends on common stock	—	—	(487)	—	—	—	(487)
Stock-based compensation	—	23	—	—	—	—	23
Distributions to noncontrolling interests	—	—	—	—	—	(54)	(54)
Other, net	—	(22)	—	—	—	1	(21)

September 30, 2010	$1	$4,646	$1,330	$1,796	$(387)	$559	$7,945

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

During the third quarter of 2011, we identified errors in our previously issued Condensed Consolidated Statements of Cash Flows related to the accounting for rollovers of outstanding borrowings under our revolving bank credit facilities. These non-cash rollovers were previously accounted for as cash activities and resulted in the overstatement of both Proceeds from the Issuance of Long-Term Debt and Payments for the Redemption of Long-Term Debt for the nine months ended September 30, 2010. Cash and Cash Equivalents and Net Cash Provided By (Used In) Financing Activities as previously reported are not affected by the errors. We evaluated materiality from both a qualitative and a quantitative perspective and concluded that the errors are immaterial to our previously issued Condensed Consolidated Statements of Cash Flows.

In addition to making this correction, effective with the third quarter of 2011, we have elected to present cash borrowings and repayments under our revolving bank credit facilities on a net basis for all periods presented as Net Decrease in Revolving Credit Facilities Borrowings. As these periodic borrowings and repayments are generally of significant amounts and had terms of 90 days or less, we believe our current presentation provides users with more meaningful and relevant information about our long-term debt financing activities.

The correction and change in presentation reflected on the Condensed Consolidated Statement of Cash Flows are as follows:

Nine Months Ended September 30, 2010	Proceeds From the Issuance of Long- Term Debt	Payments for the Redemption of Long-Term Debt
	(in millions)
As previously reported	$2,625	$2,502
Less non-cash activity	(2,120)	(2,120)

As corrected	505	382
Less revolving credit facility activity	(26)	(36)

Long-term debt activity	$479	$346

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

The corrections related to deferred income tax balances are as follows:

Condensed Consolidated Statement of Equity	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income—Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income—Other	Total Equity
	(in millions)
September 30, 2010
As previously reported	$4,701	$1,338	$1,800	$(370)	$8,029
Decrease	(55)	(8)	(4)	(17)	(84)

As corrected	$4,646	$1,330	$1,796	$(387)	$7,945

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

2. Acquisition of Big Sandy Pipeline, LLC (Big Sandy)

On July 1, 2011, Spectra Energy Partners, LP (Spectra Energy Partners) completed the acquisition of Big Sandy from EQT Corporation (EQT) for approximately $390 million in cash. Big Sandy’s primary asset is a 68-mile Federal Energy Regulatory Commission (FERC)-regulated natural gas pipeline system in eastern Kentucky. The Big Sandy natural gas pipeline system connects Appalachian and Huron Shale natural gas supplies to markets in the mid-Atlantic and Northeast portions of the United States. The acquisition of Big Sandy, part of the U.S. Transmission segment, strengthens Spectra Energy Partners’ portfolio of fee-based natural gas assets and is consistent with its strategy of growth.

The following table summarizes the preliminary fair values of the assets and liabilities acquired as of July 1, 2011. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Purchase Price Allocation
(in millions)
Cash purchase price	$390
Property, plant and equipment	196

Goodwill	$194

The purchase price is greater than the sum of fair values of the net assets acquired, resulting in goodwill as noted above. The goodwill reflects the value of strong cash flows from stable long-term contracts. Goodwill related to the acquisition of Big Sandy is deductible for income tax purposes.

Pro forma results of operations reflecting the acquisition of Big Sandy as if the acquisition had occurred as of the beginning of the periods presented in this report do not materially differ from actual reported results.

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

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues (a)	Segment EBIT/ Consolidated Earnings from Continuing Operations before Income Taxes (a)
	(in millions)
Three Months Ended September 30, 2011
U.S. Transmission	$469	$2	$471	$235
Distribution	276	—	276	50
Western Canada Transmission & Processing	376	16	392	119
Field Services	—	—	—	134

Total reportable segments	1,121	18	1,139	538
Other	2	18	20	(23)
Eliminations	—	(36)	(36)	—
Interest expense	—	—	—	157
Interest income and other (b)	—	—	—	24

Total consolidated	$1,123	$—	$1,123	$382

Three Months Ended September 30, 2010
U.S. Transmission	$441	$1	$442	$231
Distribution	261	—	261	63
Western Canada Transmission & Processing	315	—	315	90
Field Services	—	—	—	70

Total reportable segments	1,017	1	1,018	454
Other	2	13	15	(23)
Eliminations	—	(14)	(14)	—
Interest expense	—	—	—	159
Interest income and other (b)	—	—	—	15

Total consolidated	$1,019	$—	$1,019	$287

Nine Months Ended September 30, 2011
U.S. Transmission	$1,404	$7	$1,411	$757
Distribution	1,347	—	1,347	305
Western Canada Transmission & Processing	1,166	36	1,202	373
Field Services	—	—	—	353

Total reportable segments	3,917	43	3,960	1,788
Other	6	47	53	(76)
Eliminations	—	(90)	(90)	—
Interest expense	—	—	—	471
Interest income and other (b)	—	—	—	78

Total consolidated	$3,923	$—	$3,923	$1,319

Nine Months Ended September 30, 2010
U.S. Transmission	$1,337	$4	$1,341	$701
Distribution	1,260	—	1,260	282
Western Canada Transmission & Processing	959	—	959	278
Field Services	—	—	—	227

Total reportable segments	3,556	4	3,560	1,488
Other	6	36	42	(53)
Eliminations	—	(40)	(40)	—
Interest expense	—	—	—	476
Interest income and other (b)	—	—	—	54

Total consolidated	$3,562	$—	$3,562	$1,013

(a)	Excludes amounts associated with entities included in discontinued operations.
(b)	Includes foreign currency transaction gains and losses and the add-back of noncontrolling interests related to segment EBIT.

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

Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission). As a result of a FERC rate proceeding, Ozark Gas Transmission filed a Cost and Revenue Study in early 2011. A settlement agreement reached with parties involved in the proceeding was approved by the FERC with an effective date of October 1, 2011. The effects of this matter will not have a material effect on our future consolidated results of operations, financial position or cash flows.

Union Gas. In September 2011, Union Gas applied for the approval of 2012 regulated distribution, storage and transmission rates as determined pursuant to the incentive regulation framework. The proposed delivery rate increase is approximately 2% for a typical residential customer in the service territory effective January 1, 2012. This increase is primarily attributable to increased costs associated with Union Gas’ proposed 2012-2014 Demand Side Management plan which assists customers in managing the gas usage effectively.

5. Income Taxes

Income tax expense from continuing operations for the three months ended September 30, 2011 was $108 million, compared to $69 million for the same period in 2010. Income tax expense from continuing operations for the nine months ended September 30, 2011 was $372 million, compared to $242 million reported for the same period in 2010. The higher income tax expense for the periods resulted from higher earnings from continuing operations and higher effective tax rates.

The effective tax rates for income from continuing operations for the three-month periods ended September 30, 2011 and 2010 were 28% and 24%, respectively, and were also 28% and 24% for the nine-month periods. The lower effective tax rates in 2010 were primarily due to favorable tax settlements.

No material net change in uncertain tax benefits was recognized during the nine months ended September 30, 2011. Although uncertain, no material increases or decreases in uncertain tax benefits are expected to occur prior to September 30, 2012.

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

The following table summarizes results classified as Income From Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statements of Operations:

	Revenues	Pre-tax Earning	Income Tax Expense (Benefit)	Income From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended September 30, 2011
Other	$50	$11	$4	$7

Total consolidated	$50	$11	$4	$7

Three Months Ended September 30, 2010
Other	$—	$2	$1	$1

Total consolidated	$—	$2	$1	$1

Nine Months Ended September 30, 2011
Other	$182	$36	$13	$23

Total consolidated	$182	$36	$13	$23

Nine Months Ended September 30, 2010
Other	$107	$6	$(11)	$17

Total consolidated	$107	$6	$(11)	$17

7. Comprehensive Income

Components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net income	$281	$219	$970	$788
Other comprehensive income
Foreign currency translation adjustments	(614)	228	(366)	127
Unrealized mark-to-market net gain (loss) on hedges	1	(13)	1	(31)
Reclassification of cash flow hedges into earnings	2	—	7	1
Pension and benefits impact	8	6	23	18
Other	—	—	8	—

Total comprehensive income (loss), net of tax	(322)	440	643	903
Less: comprehensive income—noncontrolling interests	17	25	69	72

Comprehensive income (loss)—controlling interests	$(339)	$415	$574	$831

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

The following table presents basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions, except per-share amounts)
Income from continuing operations, net of tax—controlling interests	$247	$196	$872	$712
Income from discontinued operations, net of tax—controlling interests	7	1	23	17

Net income—controlling interests	$254	$197	$895	$729

Weighted-average common shares, outstanding
Basic	650	648	650	648
Diluted	652	650	652	650
Basic earnings per common share (a)
Continuing operations	$0.38	$0.30	$1.34	$1.10
Discontinued operations, net of tax	0.01	—	0.04	0.03

Total basic earnings per common share	$0.39	$0.30	$1.38	$1.13

Diluted earnings per common share (a)
Continuing operations	$0.38	$0.30	$1.34	$1.09
Discontinued operations, net of tax	0.01	—	0.03	0.03

Total diluted earnings per common share	$0.39	$0.30	$1.37	$1.12

(a)	Quarterly earnings-per-share amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding.

Weighted-average shares used to calculate diluted EPS includes the effect of certain options and restricted stock awards. Certain other options and stock awards related to approximately five million shares for both the three and nine-month periods ended September 30, 2011, and 10 million shares for both the three and nine-month periods ended September 30, 2010, respectively, were not included in the calculation of diluted EPS because either the option exercise prices were greater than the average market price of the common shares during these periods or performance measures related to the awards had not yet been met.

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

	September 30, 2011	December 31, 2010
	(in millions)
Natural gas	$278	$175
NGLs	75	41
Materials and supplies	70	71

Total inventory	$423	$287

10. Investments in and Loans to Unconsolidated Affiliates

Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Operating revenues	$3,482	$2,604	$9,715	$8,198
Operating expenses	3,124	2,436	8,836	7,564
Operating income	358	168	879	634
Net income	312	108	740	435
Net income attributable to members’ interests	266	119	676	414

DCP Midstream recorded gains on sales of common units of DCP Partners to equity in the first and third quarters of 2011 and 2010. Our proportionate 50% share, totaling $1 million and $11 million in the third quarters of 2011 and 2010, respectively, and $15 million and $20 million during the nine-month periods ended September 30, 2011 and 2010, respectively, was recorded in Equity in Earnings of Unconsolidated Affiliates in the Condensed Consolidated Statements of Operations.

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

Sales of propane to affiliates of DCP Midstream are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Sales of propane	$50	$—	$182	$65

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

The following table presents activity within goodwill based on the reporting unit determination.

	December 31, 2010	Increases (Decreases) (a)	September 30, 2011
	(in millions)
U.S. Transmission	$2,669	$107	$2,776
Distribution	873	(40)	833
Western Canada Transmission & Processing	763	(35)	728

Total consolidated	$4,305	$32	$4,337

(a)	Increases (decreases) consist of foreign currency translation and $194 million of goodwill at U.S. Transmission associated with the July 2011 acquisition of Big Sandy. See Note 2 for further discussion.

12. Marketable Securities and Restricted Funds

Available-for-Sale Marketable Securities (AFS Securities). During 2010, we invested a portion of the proceeds from Spectra Energy Partners’ issuance of common units to the public in AFS securities, which include investments in money market funds and commercial paper. These investments, which totaled $209 million as of December 31, 2010, were pledged as collateral against Spectra Energy Partners’ term loan and were classified as Investments and Other Assets—Other on the Condensed Consolidated Balance Sheet. Spectra Energy Partners’ term loan was repaid in June 2011 using proceeds from the issuance of Spectra Energy Partners’ senior notes, and the related investments were liquidated.

In addition to these restricted funds, we had $14 million of other restricted AFS securities as of September 30, 2011, classified as Current Assets—Other, and $4 million as of September 30, 2011 and $2 million as of December 31, 2010, classified as Investments and Other Assets—Other. These other restricted funds are related to insurance.

AFS securities are valued at fair value on the Condensed Consolidated Balance Sheet. Purchases and sales of AFS securities are presented on a gross basis within Cash Flows from Investing Activities on the Condensed Consolidated Statements of Cash Flows.

There were no gross unrealized holding gains or losses associated with investments in AFS securities at September 30, 2011 or December 31, 2010. Estimated fair values of AFS securities follow:

	Estimated Fair Value
	September 30, 2011	December 31, 2010
	(in millions)
Corporate debt securities	$18	$222
Canadian government securities	14	—
Money market funds	4	2

Total available-for-sale investments	$36	$224

Held-to-Maturity Marketable Securities (HTM Securities). HTM securities, totaling $167 million as of September 30, 2011 and $182 million as of December 31, 2010, are classified as Investments and Other Assets—Other. These securities are restricted funds pursuant to certain M&N LP debt agreements. These funds, plus future cash from operations that would otherwise be available for distribution to the partners of M&N LP, are placed in escrow until the balance in escrow is sufficient to fund all future debt service on the notes. The notes payable, totaling $210 million as of September 30, 2011, have semi-annual interest and principal payments and are due in 2019.

HTM securities are valued at cost on the Condensed Consolidated Balance Sheet. Purchases and sales of HTM securities are presented on a gross basis within Cash Flows from Investing Activities. At September 30, 2011, the contractual maturities of outstanding HTM securities are less than one year.

There were no gross unrecognized holding gains or losses associated with investments in HTM securities at September 30, 2011 or December 31, 2010. Estimated fair values of HTM securities follow:

	Estimated Fair Value
	September 30, 2011	December 31, 2010
	(in millions)
Canadian government securities	$119	$182
Bankers acceptance notes	48	—

Total held-to-maturity investments	$167	$182

Other Restricted Funds. In addition to the restricted AFS and HTM securities described above, we had restricted funds totaling $48 million at September 30, 2011 and $44 million at December 31, 2010 classified as Current Assets—Other, and $53 million at September 30, 2011 and $5 million at December 31, 2010 classified as Investments and Other Assets—Other. These restricted funds are related to additional amounts for the M&N LP debt service requirements.

13. Debt and Credit Facilities

Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Total Credit Facilities Capacity	Outstanding at September 30, 2011				Available Credit Facilities Capacity
			Commercial Paper	Revolving Credit	Letters of Credit	Total
				(in millions)
Spectra Energy Capital, LLC (a)
Multi-year syndicated	2012	$1,500	$633	$—	$12	$645	$855
Westcoast Energy Inc. (b)
Multi-year syndicated	2015	286	138	—	—	138	148
Union Gas (c)
Multi-year syndicated	2012	476	178	—	—	178	298
Spectra Energy Partners (d)
Multi-year syndicated	2012	500	—	10	—	10	490

Total		$2,762	$949	$10	$12	$971	$1,791

(a)	Credit facility contains a covenant requiring our debt-to-total capitalization ratio to not exceed 65%.
(b)	U.S. dollar equivalent at September 30, 2011. The credit facility totals 300 million Canadian dollars and contains a covenant that requires the Westcoast Energy Inc. non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 41% at September 30, 2011.
(c)	U.S. dollar equivalent at September 30, 2011. The credit facility totals 500 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 62% at September 30, 2011.
(d)	Credit facility contains a covenant that requires Spectra Energy Partners to maintain a ratio of total Debt-to-Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. As of September 30, 2011, this ratio was 2.6. Adjusted EBITDA is a non-GAAP measure. Because Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in our industry, Spectra Energy Partners’ definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA should not be considered an alternative to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP.

The issuances of commercial paper, letters of credit and other borrowings reduce the amounts available under the credit facilities.

In October 2011, we executed a new five-year $1.5 billion credit facility at Spectra Capital and a new five-year $700 million credit facility at Spectra Energy Partners. The new facilities replaced our existing $1.5 billion Spectra Capital and $500 million Spectra Energy Partners credit facilities which were both due to expire in 2012.

Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2011, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

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

On June 21, 2011, Union Gas issued 300 million Canadian dollars (approximately $309 million as of the issuance date) of 4.88% notes due in 2041. Net proceeds from the offering were used for general corporate purposes, including refinancing of prior maturities of debt.

14. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	September 30, 2011
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$53	$—	$53	$—
Canadian government securities	Current assets—other	14	14	—	—
Corporate debt securities	Current assets—other	2	—	2	—
Corporate debt securities	Investments and other assets—other	16	—	16	—
Derivative assets—interest rate swaps	Investments and other assets—other	67	—	67	—
Money market funds	Investments and other assets—other	4	4	—	—

Total Assets		$156	$18	$138	$—

Derivative liabilities—natural gas purchase contracts	Deferred credits and other liabilities— regulatory and other	$7	$—	$—	$7
Derivative liabilities—interest rate swaps	Deferred credits and other liabilities—regulatory and other	16	—	16	—

Total Liabilities		$23	$—	$16	$7

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2010
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$74	$—	$74	$—
Corporate debt securities	Investments and other assets—other	222	—	222	—
Derivative assets—interest rate swaps	Investments and other assets—other	48	—	48	—
Money market funds	Investments and other assets—other	25	25	—	—

Total Assets		$369	$25	$344	$—

Derivative liabilities—natural gas purchase contracts	Deferred credits and other liabilities— regulatory and other	$6	$—	$—	$6
Derivative liabilities—interest rate swaps	Deferred credits and other liabilities—regulatory and other	20	—	20	—

Total Liabilities		$26	$—	$20	$6

The following table presents changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Long-term derivative assets (liabilities)
Fair value, beginning of period	$(8)	$1	$(6)	$15
Total realized/unrealized gains (losses):
Included in earnings	(1)	—	(2)	(3)
Included in other comprehensive income	2	(11)	1	(22)

Fair value, end of period	$(7)	$(10)	$(7)	$(10)

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets/liabilities held at the end of the period	$3	$—	$(2)	$(2)

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

	September 30, 2011		December 31, 2010
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Notes receivable, current (a)	$49	$49	$50	$51
Notes receivable, noncurrent (b)	71	71	71	71
Long-term debt, including current maturities	10,298	12,109	10,484	11,874

(a)	Included within Receivables, Net on the Condensed Consolidated Balance Sheets.
(b)	Included within Investments in and Loans to Unconsolidated Affiliates on the Condensed Consolidated Balance Sheets.

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

At September 30, 2011, we had “pay floating—receive fixed” interest rate swaps outstanding with a total notional principal amount of $1,689 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying cash flows related to our long-term fixed-rate debt securities into variable-rate debt in order to achieve our desired mix of fixed and variable-rate debt.

Our equity investment affiliate, DCP Midstream, also has risk exposures primarily associated with market prices of NGLs and natural gas. DCP Midstream manages these risks separate from Spectra Energy, and utilizes various risk management strategies, including the use of commodity derivatives.

Other than interest rate swaps described above, we did not have any significant derivatives outstanding during the nine months ended September 30, 2011.

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

Included in Deferred Credits and Other Liabilities—Regulatory and Other on the Condensed Consolidated Balance Sheets are accruals related to extended environmental-related activities totaling $14 million at both September 30, 2011 and December 31, 2010. These accruals represent provisions for costs associated with remediation activities at some of our current and former sites, as well as other environmental contingent liabilities.

Litigation

Litigation and Legal Proceedings. We are involved in legal, tax and regulatory proceedings in various forums arising in the ordinary course of business, including matters regarding contract and payment claims, some of which may involve substantial monetary amounts. We have insurance coverage for certain of these losses should they be incurred. We believe that the final disposition of these proceedings will not have a material effect on our consolidated results of operations, financial position or cash flows.

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of September 30, 2011 or December 31, 2010 related to litigation.

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

We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly owned entities. In connection with our spin-off from Duke Energy Corporation (Duke Energy) in 2007, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of September 30, 2011 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.

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

Westcoast Energy Inc. (Westcoast), a wholly owned subsidiary, has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. Those guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt, purchase contracts and leases. Certain guarantees that were previously issued by Westcoast for obligations of entities that remained a part of Duke Energy are considered guarantees of third party performance; however, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments Westcoast could have been required to make under those performance guarantees of unconsolidated entities and third-party entities as of September 30, 2011 was $37 million. Of these guarantees, $4 million expire in 2015 and the remaining have no contractual expirations.

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

As of September 30, 2011, the amounts recorded for the guarantees and indemnifications, described above, including the indemnifications by Duke Energy to us, are not material, both individually and in the aggregate.

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

The following table presents the effects of changes in our ownership interests in non-wholly owned consolidated subsidiaries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Net Income—Controlling Interests	$254	$197	$895	$729
Increase in Additional Paid-in Capital resulting from the sale of units of Spectra Energy Partners	—	—	38	—

Total Net Income—Controlling Interests and changes in Equity—Controlling Interests	$254	$197	$933	$729

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

Our policy is to fund our retirement plans on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions of $15 million to our U.S. retirement plans in the nine-month period ended September 30, 2011 and $30 million for the same period in 2010. We made total contributions to the Canadian DC and qualified DB plans of $54 million during the nine-month period ended September 30, 2011 and $51 million during the same period in 2010. We anticipate that we will make total contributions of approximately $20 million to the U.S. plans and approximately $70 million to the Canadian plans in 2011.

Qualified Pension Plans—Components of Net Periodic Pension Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
U.S.
Service cost benefit earned	$3	$2	$10	$8
Interest cost on projected benefit obligation	6	6	18	19
Expected return on plan assets	(8)	(7)	(24)	(23)
Amortization of loss	3	2	8	6

Net periodic pension cost	$4	$3	$12	$10

Canada
Service cost benefit earned	$5	$4	$15	$12
Interest cost on projected benefit obligation	11	11	35	34
Expected return on plan assets	(12)	(11)	(37)	(34)
Amortization of loss	7	5	20	13
Amortization of prior service costs	—	—	1	1

Net periodic pension cost	$11	$9	$34	$26

Non-Qualified Pension Benefits Plans—Components of Net Periodic Pension Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
U.S.
Interest cost on projected benefit obligation	$—	$—	$1	$1

Net periodic pension cost	$—	$—	$1	$1

Canada
Service cost benefit earned	$—	$—	$1	$1
Interest cost on projected benefit obligation	1	1	4	4
Amortization of actuarial loss	—	1	1	1

Net periodic pension cost	$1	$2	$6	$6

Other Post-Retirement Benefit Plans. We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

Other Post-Retirement Benefit Plans—Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
U.S.
Service cost benefit earned	$1	$1	$1	$1
Interest cost on accumulated post-retirement benefit obligation	2	2	7	8
Expected return on plan assets	(1)	(1)	(3)	(4)
Amortization of net transition liability	—	1	—	3
Amortization of loss	—	—	1	1

Net periodic other post-retirement benefit cost	$2	$3	$6	$9

Canada
Service cost benefit earned	$2	$1	$4	$3
Interest cost on accumulated post-retirement benefit obligation	1	2	5	5
Amortization of actuarial loss	1	—	1	—
Amortization of prior service credit	(1)	(1)	(1)	(1)

Net periodic other post-retirement benefit cost	$3	$2	$9	$7

20. Consolidating Financial Information

Spectra Energy Corp has agreed to fully and unconditionally guarantee the payment of principal and interest under all series of notes outstanding under the Senior Indenture of Spectra Energy Capital, LLC (Spectra Capital), a wholly owned, consolidated subsidiary. In accordance with Securities and Exchange Commission (SEC) rules, the following condensed consolidating financial information is presented. The information shown for Spectra Energy Corp and Spectra Capital is presented utilizing the equity method of accounting for investments in subsidiaries, as required. The non-guarantor subsidiaries column represents all 100%-owned subsidiaries of Spectra Capital. This information should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and notes thereto.

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2011

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total operating revenues	$—	$—	$1,125	$(2)	$1,123
Total operating expenses	—	—	767	(2)	765
Gains on sales of other assets and other, net	—	—	3	—	3

Operating income	—	—	361	—	361
Equity in earnings of unconsolidated affiliates	—	—	160	—	160
Equity in earnings of subsidiaries	254	368	—	(622)	—
Other income and expenses, net	—	(1)	19	—	18
Interest expense	—	48	109	—	157

Earnings from continuing operations before income taxes	254	319	431	(622)	382
Income tax expense from continuing operations	—	65	43	—	108

Income from continuing operations	254	254	388	(622)	274
Income from discontinued operations, net of tax	—	—	7	—	7

Net income	254	254	395	(622)	281
Net income—noncontrolling interests	—	—	27	—	27

Net income—controlling interests	$254	$254	$368	$(622)	$254

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

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2011

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total operating revenues	$—	$—	$3,925	$(2)	$3,923
Total operating expenses	—	—	2,612	(2)	2,610
Gains on sales of other assets and other, net	—	—	7	—	7

Operating income	—	—	1,320	—	1,320
Equity in earnings of unconsolidated affiliates	—	—	428	—	428
Equity in earnings of subsidiaries	895	1,303	—	(2,198)	—
Other income and expenses, net	—	5	37	—	42
Interest expense	—	147	324	—	471

Earnings from continuing operations before income taxes	895	1,161	1,461	(2,198)	1,319
Income tax expense from continuing operations	—	266	106	—	372

Income from continuing operations	895	895	1,355	(2,198)	947
Income from discontinued operations, net of tax	—	—	23	—	23

Net income	895	895	1,378	(2,198)	970
Net income—noncontrolling interests	—	—	75	—	75

Net income—controlling interests	$895	$895	$1,303	$(2,198)	$895

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

Spectra Energy Corp

Condensed Consolidating Balance Sheet

September 30, 2011

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$4	$70	$—	$74
Receivables (payables)—consolidated subsidiaries	45	(46)	1	—	—
Receivables—other	—	—	886	—	886
Other current assets	14	17	617	—	648

Total current assets	59	(25)	1,574	—	1,608
Investments in and loans to unconsolidated affiliates	—	70	2,021	—	2,091
Investments in consolidated subsidiaries	11,408	14,556	—	(25,964)	—
Advances receivable (payable)—consolidated subsidiaries	(3,373)	3,985	(51)	(561)	—
Goodwill	—	—	4,337	—	4,337
Other assets	38	106	364	—	508
Property, plant and equipment, net	—	—	17,591	—	17,591
Regulatory assets and deferred debits	3	6	1,071	—	1,080

Total Assets	$8,135	$18,698	$26,907	$(26,525)	$27,215

Accounts payable—other	$1	$92	$403	$—	$496
Short-term borrowings and commercial paper	—	1,194	316	(561)	949
Accrued taxes payable (receivable)	(13)	—	96	—	83
Current maturities of long-term debt	—	—	64	—	64
Other current liabilities	65	59	797	—	921

Total current liabilities	53	1,345	1,676	(561)	2,513
Long-term debt	—	3,319	6,915	—	10,234
Deferred credits and other liabilities	143	2,626	2,675	—	5,444
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	7,939	11,408	14,556	(25,964)	7,939
Noncontrolling interests	—	—	827	—	827

Total equity	7,939	11,408	15,383	(25,964)	8,766

Total Liabilities and Equity	$8,135	$18,698	$26,907	$(26,525)	$27,215

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

Spectra Energy Corp

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2011

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$895	$895	$1,378	$(2,198)	$970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	543	—	543
Equity in earnings of unconsolidated affiliates	—	—	(428)	—	(428)
Equity in earnings of subsidiaries	(895)	(1,303)	—	2,198	—
Distributions received from unconsolidated affiliates	—	—	351	—	351
Other	(26)	240	37	—	251

Net cash provided by (used in) operating activities	(26)	(168)	1,881	—	1,687

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(1,299)	—	(1,299)
Investments in and loans to unconsolidated affiliates	—	—	(6)	—	(6)
Acquisitions, net of cash acquired	—	—	(390)	—	(390)
Purchases of held-to-maturity securities	—	—	(1,199)	—	(1,199)
Proceeds from sales and maturities of held-to-maturity securities	—	—	1,206	—	1,206
Purchases of available-for-sale securities	—	—	(938)	—	(938)
Proceeds from sales and maturities of available-for-sale securities	—	—	1,128	—	1,128
Distributions received from unconsolidated affiliates	—	—	6	—	6
Other	—	—	(54)	—	(54)

Net cash used in investing activities	—	—	(1,546)	—	(1,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	806	—	806
Payments for the redemption of long-term debt	—	—	(494)	—	(494)
Net increase (decrease) in short-term borrowings and commercial paper	—	(46)	193	—	147
Net decrease in revolving credit facilities borrowings	—	—	(289)	—	(289)
Distributions to noncontrolling interests	—	—	(74)	—	(74)
Proceeds from the issuance of Spectra Energy Partners common units	—	—	213	—	213
Dividends paid on common stock	(511)	—	—	—	(511)
Distributions and advances from (to) affiliates	517	218	(735)	—	—
Other	20	—	(6)	—	14

Net cash provided by (used in) financing activities	26	172	(386)	—	(188)

Effect of exchange rate changes on cash	—	—	(9)	—	(9)

Net increase (decrease) in cash and cash equivalents	—	4	(60)	—	(56)
Cash and cash equivalents at beginning of period	—	—	130	—	130

Cash and cash equivalents at end of period	$—	$4	$70	$—	$74

Spectra Energy Corp

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2010

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$729	$737	$1,160	$(1,838)	$788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	493	—	493
Equity in earnings of unconsolidated affiliates	—	—	(297)	—	(297)
Equity in earnings of subsidiaries	(737)	(1,101)	—	1,838	—
Distributions received from unconsolidated affiliates	—	—	303	—	303
Other	(215)	178	(243)	—	(280)

Net cash provided by (used in) operating activities	(223)	(186)	1,416	—	1,007

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(881)	—	(881)
Investments in and loans to unconsolidated affiliates	—	—	(6)	—	(6)
Acquisitions, net of cash acquired	—	—	(492)	—	(492)
Purchases of held-to-maturity securities	—	—	(850)	—	(850)
Proceeds from sales and maturities of held-to-maturity securities	—	—	809	—	809
Purchases of available-for-sale securities	—	—	(19)	—	(19)
Proceeds from sales and maturities of available-for-sale securities	—	—	6	—	6
Distributions received from unconsolidated affiliates	—	—	12	—	12

Net cash used in investing activities	—	—	(1,421)	—	(1,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	479	—	479
Payments for the redemption of long-term debt	—	—	(346)	—	(346)
Net increase in short-term borrowings and commercial paper	—	799	22	—	821
Net decrease in revolving credit facilities borrowings	—	—	(10)	—	(10)
Distributions to noncontrolling interests	—	—	(54)	—	(54)
Dividends paid on common stock	(487)	(3)	—	3	(487)
Distributions and advances from (to) affiliates	709	(607)	(99)	(3)	—
Other	1	—	2	—	3

Net cash provided by (used in) financing activities	223	189	(6)	—	406

Effect of exchange rate changes on cash	—	—	(2)	—	(2)

Net increase (decrease) in cash and cash equivalents	—	3	(13)	—	(10)
Cash and cash equivalents at beginning of period	—	—	166	—	166

Cash and cash equivalents at end of period	$—	$3	$153	$—	$156

21. New Accounting Pronouncements

There were no significant accounting pronouncements adopted during the nine months ended September 30, 2011 that had a material impact on our consolidated results of operations, financial position or cash flows.

22. Subsequent Events

On October 28, 2011, Westcoast issued 150 million Canadian dollars (approximately $151 million as of the issuance date) aggregate principal amount of 3.883% notes due in 2021 and 150 million Canadian dollars (approximately $151 million as of the issuance date) aggregate principal amount of 4.791% notes due in 2041. Net proceeds from the offering will be used for general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.

Executive Overview

During 2011, our fee-based businesses at U.S. Transmission, Distribution and Western Canada Transmission & Processing generated increased earnings and operating cash flows by meeting the needs of our customers and from successful expansion projects. In addition, commodity prices have improved significantly compared to the same period in 2010 and have positively impacted our earnings in the first nine months of 2011.

We increased our quarterly dividend from $0.25 per share to $0.26 per share effective the first quarter of 2011. Based on the financial update that we provided to our Board of Directors in October 2011, the quarterly dividend was further increased to $0.28 per share effective the fourth quarter of 2011. We continue to anticipate our dividend payout ratio over time to be consistent with our targeted payout ratio, which is up to 65% of estimated annual net income from controlling interests per share of common stock.

For the three months ended September 30, 2011 and 2010, we reported net income from controlling interests of $254 million and $197 million, respectively. For the nine months ended September 30, 2011 and 2010, we reported net income from controlling interests of $895 million and $729 million, respectively. Earnings from expansion projects at U.S. Transmission and Western Canada Transmission & Processing, the positive impact of commodity prices on earnings from Field Services, a stronger Canadian dollar and colder weather at Distribution were slightly offset by higher corporate costs.

The highlights for the three and nine months ended September 30, 2011 include:

•	U.S. Transmission’s earnings benefited from the successful execution of planned expansion projects,

•	Distribution’s earnings reflect higher customer usage of natural gas due to colder weather early in 2011 and a stronger Canadian dollar, and also include higher operating costs,

•

Western Canada Transmission & Processing earnings increased mainly as a result of higher gathering and processing earnings from expansions, higher earnings at the Empress NGL business due mainly to higher sales prices in 2011 and a scheduled plant turnaround in 2010 and a stronger Canadian dollar, and

•	Field Services earnings increased as a result of higher commodity prices and lower interest expense, partially offset by higher operating expenses and the negative effects of severe weather.

In the first nine months of 2011, we had $1.3 billion of capital and investment expenditures. Excluding the acquisition of Big Sandy, we project approximately $2.0 billion of capital and investment expenditures for the full year, including expansion capital of approximately $1.2 billion.

In October 2011, we executed new five-year credit facilities at both Spectra Capital and Spectra Energy Partners that replaced existing facilities that were due to expire in 2012. We continue to have significant access to capital markets as a result of these and other available facilities and our strong financial position. We expect to continue to utilize commercial paper and revolving lines of credit to complement our ongoing cash flows to fund liquidity needs through the remainder of 2011. We also anticipate accessing the markets for other long-term financing to fund our ongoing capital expansion program.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Operating revenues	$1,123	$1,019	$3,923	$3,562
Operating expenses	765	678	2,610	2,387
Gains on sales of other assets and other, net	3	—	7	—

Operating income	361	341	1,320	1,175
Other income and expenses	178	105	470	314
Interest expense	157	159	471	476

Earnings from continuing operations before income taxes	382	287	1,319	1,013
Income tax expense from continuing operations	108	69	372	242

Income from continuing operations	274	218	947	771
Income from discontinued operations, net of tax	7	1	23	17

Net income	281	219	970	788
Net income—noncontrolling interests	27	22	75	59

Net income—controlling interests	$254	$197	$895	$729

Three and Nine Months Ended September 30, 2011 Compared to Same Periods in 2010

Operating Revenues. Operating revenues for the three and nine months ended September 30, 2011 increased by $104 million, or 10%, and $361 million, or 10%, respectively, compared to the same periods in 2010. The increases were driven mainly by:

•	an increase in customer usage of natural gas due to colder weather in early 2011 at Distribution,

•	revenues from expansion projects at U.S. Transmission and Western Canada Transmission & Processing and the acquisitions of Bobcat Gas Storage (Bobcat) and Big Sandy at U.S. Transmission,

•	the effects of a stronger Canadian dollar on revenues at Distribution and Western Canada Transmission & Processing, and

•

higher NGL and other petroleum products sales volumes from the Empress operations due to higher demand for NGL and other petroleum products caused in part by colder weather as well as the effect of a scheduled plant turnaround in 2010, and higher NGL sales prices associated with the Empress operations in 2011 at Western Canada Transmission & Processing, partially offset by

•	lower natural gas prices passed through to customers at Distribution.

Operating Expenses. Operating expenses for the three and nine months ended September 30, 2011 increased by $87 million, or 13%, and $223 million, or 9%, respectively, compared to the same periods in 2010. The increases were driven mainly by:

•	higher volumes of natural gas sold as a result of colder weather in early 2011 at Distribution,

•	the effects of a stronger Canadian dollar at Distribution and Western Canada Transmission & Processing, and

•

higher volumes of natural gas purchased attributable to higher demand for NGL and other petroleum products caused in part by colder weather as well as the effect of a scheduled plant turnaround in 2010, and higher prices of natural gas purchased caused primarily by higher extraction premiums at the Empress operations at Western Canada Transmission & Processing, partially offset by

•	lower natural gas prices passed through to customers at Distribution.

Operating Income. Operating income for the three and nine months ended September 30, 2011 increased by $20 million, or 6%, and $145 million, or 12%, respectively, compared to the same periods in 2010. The increases were mainly driven by higher earnings from expansion projects at U.S. Transmission and Western Canada Transmission & Processing, the effects of a stronger Canadian dollar and an increase in customer usage of natural gas due to colder weather in early 2011 at Distribution.

Other Income and Expenses. Other income and expenses for the three and nine months ended September 30, 2011 increased by $73 million, or 70%, and $156 million, or 50%, respectively, compared to the same periods in 2010. The increases were attributable to higher equity earnings from Field Services mainly due to higher commodity prices, and lower interest and income tax expenses, partially offset by higher operating expenses and the negative effects of severe weather.

Income Tax Expense from Continuing Operations. Income tax expense from continuing operations for the three and nine months ended September 30, 2011 increased by $39 million and $130 million, respectively, compared to the same periods in 2010, as a result of higher earnings from continuing operations and higher effective tax rates.

The effective tax rates for income from continuing operations for the three-month periods ended September 30, 2011 and 2010 were 28% and 24%, respectively, and were also 28% and 24% for the nine-month periods. The lower effective tax rates in 2010 were primarily due to favorable tax settlements.

Income from Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax for the three and nine months ended September 30, 2011 increased $6 million compared to the same periods in 2010. The 2011 results include recovery of losses incurred in the fourth quarter of 2010 related to a breach by a third party of certain scheduled propane deliveries to us. Higher income from propane deliveries and the recovery of losses in the nine-month period in 2011 were offset by a favorable income tax adjustment related to previously discontinued operations in the first quarter of 2010.

Net Income—Noncontrolling Interests. Net income from noncontrolling interests for the three and nine months ended September 30, 2011 increased by $5 million and $16 million, respectively, compared to the same periods in 2010. The increases were mainly driven by an increase in the noncontrolling interests ownership percentage resulting from the Spectra Energy Partners public sales of additional partner units in December 2010 and June 2011, and higher earnings from Spectra Energy Partners, primarily as a result of their acquisitions of an additional 24.5% in Gulfstream Natural Gas System, LLC (Gulfstream) in the fourth quarter of 2010 and Big Sandy in July 2011.

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

Our segment EBIT may not be comparable to similarly titled measures of other companies because other companies may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table and detailed discussions follow:

EBIT by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
U.S. Transmission	$235	$231	$757	$701
Distribution	50	63	305	282
Western Canada Transmission & Processing	119	90	373	278
Field Services	134	70	353	227

Total reportable segment EBIT	538	454	1,788	1,488
Other	(23)	(23)	(76)	(53)

Total reportable segment and other EBIT	515	431	1,712	1,435
Interest expense	157	159	471	476
Interest income and other (a)	24	15	78	54

Earnings from continuing operations before income taxes.	$382	$287	$1,319	$1,013

(a)	Includes foreign currency transaction gains and losses and the add-back of noncontrolling interests related to segment EBIT.

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

U.S. Transmission

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase	2011	2010	Increase
	(in millions, except where noted)
Operating revenues	$471	$442	$29	$1,411	$1,341	$70
Operating expenses
Operating, maintenance and other	184	165	19	486	482	4
Depreciation and amortization	69	64	5	203	192	11
Gains on sales of other assets and other, net	4	1	3	8	1	7

Operating income	222	214	8	730	668	62
Other income and expenses	40	38	2	103	93	10
Noncontrolling interests	27	21	6	76	60	16

EBIT	$235	$231	$4	$757	$701	$56

Proportional throughput, TBtu (a)	659	624	35	2,085	2,009	76

(a)	Trillion British thermal units. Revenues are not significantly affected by pipeline throughput fluctuations, since revenues are primarily composed of demand charges.

Three Months Ended September 30, 2011 Compared to Same Period in 2010

Operating Revenues. The $29 million increase was driven by:

•	a $45 million increase from expansion projects and the acquisitions of Bobcat in August 2010 and Big Sandy in July 2011, partially offset by

•	a $9 million decrease from lower contracted volumes and rates as a result of contract renewals primarily at Ozark Gas Transmission.

Operating, Maintenance and Other. The $19 million increase was driven by:

•

a $15 million increase from higher costs, including pipeline integrity costs of $4 million due to higher levels of program activity, software costs of $5 million primarily related to a planned 2012 implementation of a new enterprise system, and an ad valorem tax benefit of $5 million in 2010, and

•	a $6 million increase from expansion projects and the acquisitions of Bobcat in August 2010 and Big Sandy in July 2011.

Depreciation and Amortization. The $5 million increase was mainly driven by expansion projects placed in service in 2010 and the acquisitions of Bobcat and Big Sandy.

Noncontrolling Interests. The $6 million increase was driven by an increase in the noncontrolling ownership interests resulting from the Spectra Energy Partners public sales of additional partner units in December 2010 and June 2011, and higher earnings from Spectra Energy Partners, as a result of their acquisitions of an additional 24.5 % in Gulfstream in the fourth quarter 2010 and Big Sandy in July 2011.

EBIT. The $4 million increase was mainly due to higher earnings from expansion projects mostly offset by higher operating costs.

Nine Months Ended September 30, 2011 Compared to Same Period in 2010

Operating Revenues. The $70 million increase was driven mainly by:

•	a $110 million increase from expansion projects and the acquisitions of Bobcat in August 2010 and Big Sandy in July 2011, partially offset by

•	a $22 million decrease in recoveries of electric power and other costs passed through to customers,

•	a $10 million decrease in processing revenues associated with pipeline operations caused by lower volumes, and

•	a $16 million decrease from lower contracted volumes and rates as a result of contract renewals mainly at Ozark Gas Transmission and Algonquin Gas Transmission LLC.

Operating, Maintenance and Other. The $4 million increase was driven mainly by:

•	an $18 million increase from the expansion projects and the acquisitions of Bobcat and Big Sandy, and

•	an $11 million increase in project development costs, partially offset by

•	a $28 million decrease in electric power and other costs passed through to customers.

Depreciation and Amortization. The $11 million increase was mainly driven by expansion projects placed in service in 2010 and the acquisitions of Bobcat and Big Sandy.

Gains on sales of other assets and other, net. The $7 million increase was primarily driven by 2011 settlements related to customer bankruptcies.

Other Income and Expenses. The $10 million increase was primarily due to an indemnification of a tax liability related to the Bobcat acquisition.

Noncontrolling Interests. The $16 million increase was driven by an increase in the noncontrolling ownership interests resulting from the Spectra Energy Partners public sales of additional partner units in December 2010 and June 2011, and higher earnings from Spectra Energy Partners, as a result of their acquisitions of an additional 24.5% in Gulfstream in the fourth quarter 2010 and Big Sandy in July 2011.

EBIT. The $56 million increase was primarily due to higher earnings from expansion projects.

Matters Affecting Future U.S. Transmission Results

Our interstate pipeline operations are subject to pipeline safety regulation administered by the Pipeline and Hazardous Materials Safety Administration (PHMSA) of the U.S. Department of Transportation. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines.

Legislative proposals have been introduced in Congress that would strengthen the PHMSA’s enforcement and penalty authority, and expand the scope of its oversight. In August 2011, the PHMSA initiated an Advance Notice of Proposed Rulemaking announcing its consideration of substantial revisions in its regulations to increase pipeline safety. The PHMSA also has issued an Advisory Bulletin which among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Such legislative and regulatory changes may have a material adverse effect on our operations, earnings, financial condition and cash flows through more stringent and comprehensive safety regulations and higher penalties for the violation of those regulations.

Distribution

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$276	$261	$15	$1,347	$1,260	$87
Operating expenses
Natural gas purchased	60	54	6	556	535	21
Operating, maintenance and other	112	96	16	326	298	28
Depreciation and amortization	54	48	6	160	145	15

EBIT	$50	$63	$(13)	$305	$282	$23

Number of customers, thousands				1,352	1,334	18
Heating degree days, Fahrenheit	246	285	(39)	4,948	4,288	660
Pipeline throughput, TBtu	139	180	(41)	626	665	(39)
Canadian dollar exchange rate, average	0.98	1.04	(0.06)	0.98	1.04	(0.06)

Three Months Ended September 30, 2011 Compared to Same Period in 2010

Operating Revenues. The $15 million increase was driven mainly by:

•	a $16 million increase resulting from a stronger Canadian dollar, and

•	a $6 million increase in customer usage of natural gas due to the return of direct-purchase customers to Union Gas as a natural gas supplier.

Natural Gas Purchased. The $6 million increase was driven primarily by higher volumes of natural gas sold due to the return of direct-purchase customers to Union Gas as a natural gas supplier.

Operating, Maintenance and Other. The $16 million increase was driven mainly by:

•	an $11 million increase primarily due to higher employee benefits costs, and

•	a $6 million increase resulting from a stronger Canadian dollar.

Depreciation and Amortization. The $6 million increase was driven primarily by a stronger Canadian dollar.

EBIT. The $13 million decrease was mainly a result of higher operating costs, primarily employee benefits costs, partially offset by a stronger Canadian dollar.

Nine Months Ended September 30, 2011 Compared to Same Period in 2010

Operating Revenues. The $87 million increase was driven mainly by:

•	a $130 million increase in customer usage of natural gas primarily due to weather that was more than 15% colder than in the same period in 2010,

•	a $74 million increase resulting from a stronger Canadian dollar, and

•	an $11 million increase from growth in the number of customers, partially offset by

•	a $124 million decrease from lower natural gas prices passed through to customers. Prices charged to customers are based on the 12 month New York Mercantile Exchange (NYMEX) forecast.

Natural Gas Purchased. The $21 million increase was driven mainly by:

•	a $110 million increase due to higher volumes of natural gas sold primarily as a result of weather that was more than 15% colder than in the same period in 2010,

•	a $30 million increase resulting from a stronger Canadian dollar, and

•	a $7 million increase due to growth in the number of customers, partially offset by

•	a $124 million decrease from lower natural gas prices passed through to customers.

Operating, Maintenance and Other. The $28 million increase was driven mainly by:

•	an $18 million increase resulting from a stronger Canadian dollar, and

•	a $13 million increase primarily due to higher employee benefits costs.

Depreciation and Amortization. The $15 million increase was driven primarily by a stronger Canadian dollar.

EBIT. The $23 million increase was mainly a result of higher usage due to colder weather and a stronger Canadian dollar, partially offset by higher operating costs.

Western Canada Transmission & Processing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$392	$315	$77	$1,202	$959	$243
Operating expenses
Natural gas and petroleum products purchased	86	62	24	275	189	86
Operating, maintenance and other	148	119	29	428	369	59
Depreciation and amortization	46	46	—	140	124	16
Loss on sales of other assets and other, net	—	(1)	1	—	(1)	1

Operating income	112	87	25	359	276	83
Other income and expenses	7	3	4	14	2	12

EBIT	$119	$90	$29	$373	$278	$95

Pipeline throughput, TBtu	180	151	29	529	451	78
Volumes processed, TBtu	187	164	23	537	490	47
Empress inlet volumes, TBtu	145	163	(18)	455	441	14
Canadian dollar exchange rate, average	0.98	1.04	(0.06)	0.98	1.04	(0.06)

Three Months Ended September 30, 2011 Compared to Same Period in 2010

Operating Revenues. The $77 million increase was driven by:

•	a $26 million increase due to higher NGL sales prices associated with the Empress operations,

•	a $25 million increase in gathering and processing revenues due primarily to contracted volumes from expansions associated with non-conventional supply discoveries in the Fort Nelson area,

•	a $22 million increase as a result of a stronger Canadian dollar,

•	a $14 million increase in sales of natural gas to a related party at Empress, and

•	a $5 million increase from recovery of carbon and other non-income tax expense from customers, partially offset by

•	a $17 million decrease in NGL sales volumes at Empress caused mainly by reduced propane demand.

Natural Gas and Petroleum Products Purchased. The $24 million increase was driven by:

•	a $15 million increase in volumes of natural gas purchases for extraction at Empress,

•	a $12 million increase as a result of higher prices of natural gas and other petroleum products purchased for the Empress facility caused primarily by higher extraction premiums, and

•	a $5 million increase due to a stronger Canadian dollars, partially offset by

•	an $11 million decrease in volumes of make-up gas purchases at Empress mainly as a result of lower plant inlet volumes.

Operating, Maintenance and Other. The $29 million increase was driven by:

•	an $8 million increase due primarily to higher maintenance costs related to timing,

•	an $8 million increase due to a stronger Canadian dollar,

•	a $5 million increase in carbon and other non-income tax expense, and

•	a $3 million increase in employee benefits costs.

EBIT. The $29 million increase was driven mainly by higher gathering and processing earnings from expansions, higher earnings at the Empress NGL business due primarily to higher sales prices, and a stronger Canadian dollar.

Nine Months Ended September 30, 2011 Compared to Same Period in 2010

Operating Revenues. The $243 million increase was driven by:

•	a $67 million increase as a result of a stronger Canadian dollar,

•	a $63 million increase in gathering and processing revenues due primarily to contracted volumes from expansions associated with non-conventional supply discoveries in the Fort Nelson area,

•	a $42 million increase due to higher NGL sales prices associated with the Empress operations,

•	a $33 million increase in sales of natural gas to a related party at Empress,

•	a $17 million increase from recovery of carbon and other non-income tax expense from customers, and

•

a $9 million increase due to higher NGL sales volumes associated with the Empress operations resulting from higher demand for NGL products caused in part by colder weather, as well as the effect of the scheduled plant turnaround in 2010.

Natural Gas and Petroleum Products Purchased. The $86 million increase was driven by:

•	a $35 million increase due primarily to increased volumes of natural gas purchases for extraction at Empress,

•	a $35 million increase as a result of higher prices of natural gas and other petroleum products purchased for the Empress facility caused primarily by higher extraction premiums, and

•	a $16 million increase due to a stronger Canadian dollar.

Operating, Maintenance and Other. The $59 million increase was driven by:

•	a $24 million increase due to a stronger Canadian dollar,

•	a $17 million increase in carbon and other non-income tax expense,

•	a $6 million increase due primarily to higher gathering and processing plant turnaround costs,

•	a $5 million increase due primarily to higher maintenance costs, and

•	a $5 million increase in employee benefits costs, partially offset by

•	a $9 million decrease due to the Empress plant turnaround in 2010.

Depreciation and Amortization. The $16 million increase was driven mainly by expansion projects placed in service and maintenance capital incurred, as well as a stronger Canadian dollar.

Other Income and Expenses. The $12 million increase was driven primarily by higher allowance for funds used during construction (AFUDC) resulting from higher capital spent on expansion projects.

EBIT. The $95 million increase was driven mainly by higher gathering and processing earnings from expansions, higher earnings at the Empress NGL business due mainly to higher sales prices in 2011 and a plant turnaround in the second quarter of 2010, and a stronger Canadian dollar.

Field Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions, except where noted)
Equity in earnings of unconsolidated affiliates	$134	$70	$64	$353	$227	$126

EBIT	$134	$70	$64	$353	$227	$126

Natural gas gathered and processed/transported, TBtu/d (a,b)	7.1	7.1	—	6.9	6.9	—
NGL production, MBbl/d (a,c)	392	378	14	375	364	11
Average natural gas price per MMBtu (d)	$4.19	$4.38	$(0.19)	$4.21	$4.59	$(0.38)
Average NGL price per gallon (e)	$1.24	$0.87	$0.37	$1.21	$0.96	$0.25
Average crude oil price per barrel (f)	$89.76	$76.20	$13.56	$95.48	$77.65	$17.83

(a)	Reflects 100% of volumes.
(b)	Trillion British thermal units per day.
(c)	Thousand barrels per day.
(d)	Million British thermal units. Average price based on NYMEX Henry Hub.
(e)	Does not reflect results of commodity hedges.
(f)	Average price based on NYMEX calendar month.

Three Months Ended September 30, 2011 Compared to Same Period in 2010

EBIT. Higher equity earnings of $64 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $62 million increase from commodity-sensitive processing arrangements due to increased NGL and crude oil prices, and

•	a $13 million increase in earnings from DCP Partners as a result of growth and mark-to-market gains on derivative instruments used to protect distributable cash flows, partially offset by

•	an $11 million decrease due to higher operating expenses largely resulting from DCP Partners’ growth from acquisitions and increased repairs and maintenance costs.

Nine Months Ended September 30, 2011 Compared to Same Period in 2010

EBIT. Higher equity earnings of $126 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $136 million increase from commodity-sensitive processing arrangements due to increased NGL and crude oil prices, net of decreased natural gas prices,

•	a $19 million increase attributable to a decrease in interest expense due to favorable rates during 2011,

•	a $13 million increase attributable to decreased income tax expense related to the de-recognition of certain deferred tax assets in the 2010 period, and

•	a $10 million increase in earnings from DCP Partners as a result of growth and mark-to-market gains on derivative instruments used to protect distributable cash flows, partially offset by

•	a $38 million decrease due to higher operating expenses largely resulting from DCP Partners’ growth from acquisitions, increased repairs and maintenance costs and increased benefits costs, and

•

an $11 million decrease in gathering and processing margins attributable to lower volumes and recoveries across higher-margin regions due to the impact of severe weather which reduced production and lowered margins.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$20	$15	$5	$53	$42	$11
Operating expenses	42	39	3	125	93	32

Operating loss	(22)	(24)	2	(72)	(51)	(21)
Other income and expenses	(1)	1	(2)	(4)	(2)	(2)

EBIT	$(23)	$(23)	$—	$(76)	$(53)	$(23)

Three Months Ended September 30, 2011 Compared to Same Period in 2010

EBIT. The EBIT results are in line with prior year quarter. The resolution of a corporate legal matter in 2010 was offset by higher benefit costs and captive insurance reserves in 2011.

Nine Months Ended September 30, 2011 Compared to Same Period in 2010

EBIT. The $23 million decrease in EBIT reflects an increase in reserves for captive insurance for miscellaneous loss events and higher corporate costs, including employee and retiree benefit costs, partially offset by an expense in the 2010 period for resolution of a corporate legal matter.

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

The long-term growth rates used for our reporting units reflect continued expansion of our assets, driven by new natural gas supplies such as shale gas in North America and increasing demand for natural gas transportation capacity on our pipeline systems primarily as a result of forecasted growth in natural gas-fired power plants. We assumed a weighted average long-term growth rate of 3.7% for our 2011 goodwill impairment analysis. Had we assumed a 100 basis point lower growth rate for each of our reporting units, except for the Distribution reporting unit, there would have been no impairment of goodwill. The Distribution reporting unit used a long-term growth rate assumption at the lower end of our growth rate range as a result of lower long-term projections of natural gas conversions and sustained mild economic growth in this region and therefore has a higher sensitivity to growth rate declines. Approximately $833 million of goodwill is allocated to our Distribution segment as of September 30, 2011.

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

Based on the results of our annual impairment testing, the fair values of our reporting units at April 1, 2011 significantly exceeded their carrying values. No triggering events or changes in circumstances occurred during the period April 1, 2011 (our testing date) through September 30, 2011 that would warrant re-testing for goodwill impairment.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was negative $905 million as of September 30, 2011, which included short-term borrowings and commercial paper totaling $949 million and current maturities of long-term debt of $64 million. We will rely primarily upon cash flows from operations and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for the next 12 months.

In October 2011, we executed a new five-year $1.5 billion credit facility at Spectra Capital and a new five-year $700 million credit facility at Spectra Energy Partners. The new facilities replaced our existing $1.5 billion Spectra Capital and $500 million Spectra Energy Partners credit facilities which were both due to expire in 2012. With the new credit facilities, we have access to four revolving credit facilities, with total combined capital commitments of approximately $3.0 billion. Including the increased capacity at Spectra Energy Partners for the new credit facility, approximately $2.0 billion of the facilities were available at September 30, 2011. These facilities are used principally as back-stops for commercial paper programs or for the issuance of letters of credit. At Union Gas, we primarily use commercial paper to support our short-term working capital fluctuations. At Spectra Capital, Spectra Energy Partners and Westcoast, we primarily use commercial paper for temporary funding of our capital expenditures. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 13 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.

Total debt balances since year-end 2010 have remained fairly flat at about $11.2 billion. Financing activities in 2011 included an increase in commercial paper balances and refinanced long-term debt at very favorable rates. Our debt-to-total-capitalization ratio was 56% at September 30, 2011.

Operating Cash Flows

Net cash provided by operating activities increased $680 million to $1,687 million for the nine months ended September 30, 2011 compared to the same period in 2010, driven mainly by:

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

Investing Cash Flows

Net cash flows used in investing activities increased $125 million to $1,546 million in the first nine months of 2011 compared to the same period in 2010. This change was driven primarily by higher capital and investment expenditures in 2011 from capital expansion projects in western Canada and the northeastern United States, partially offset by net proceeds from sales of Spectra Energy Partners’ AFS securities in 2011 that were previously pledged as collateral against its term debt that was repaid.

	Nine Months Ended September 30,
	2011	2010
	(in millions)
Capital and Investment Expenditures (a)
U.S. Transmission	$534	$478
Distribution	200	126
Western Canada Transmission & Processing	515	260
Other	56	23

Total	$1,305	$887

(a)	Excludes the acquisitions of Big Sandy in 2011 and the Bobcat assets and development project in 2010.

Capital and investment expenditures for the nine months ended September 30, 2011 consisted of $802 million for expansion projects and $503 million for maintenance and other projects.

Excluding the acquisition of Big Sandy discussed below, we project 2011 capital and investment expenditures of approximately $2.0 billion, consisting of approximately $0.8 billion for U.S. Transmission, $0.3 billion for Distribution and $0.9 billion for Western Canada Transmission & Processing. Total projected 2011 capital and investment expenditures include approximately $1.2 billion of expansion capital expenditures and $0.8 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. We continue to assess short and long-term market requirements and will adjust our capital plans as required.

On July 1, 2011, Spectra Energy Partners completed the acquisition of Big Sandy for approximately $390 million in cash. See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion.

Financing Cash Flows and Liquidity

Net cash used in financing activities totaled $188 million in the first nine months of 2011 compared to $406 million provided by financing activities in the first nine months of 2010. This change was driven mainly by:

•	a $147 million increase in short-term borrowings and commercial paper outstanding in 2011 compared to an $821 million increase in 2010, and

•	$23 million of net debt issuances in the 2011 period, including net revolving credit facility borrowings, compared to $123 million of net issuances in 2010, partially offset by

•	proceeds of $213 million in 2011 from the issuance of Spectra Energy Partners’ common units.

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

On June 21, 2011, Union Gas issued 300 million Canadian dollars (approximately $309 million as of the issuance date) of 4.88% notes due in 2041. Net proceeds from the offering were used for general corporate purposes, including refinancing of prior maturities of debt.

Available Credit Facilities and Restrictive Debt Covenants. In May 2011, Westcoast entered into a new 300 million Canadian dollar credit facility that expires in 2015, which replaced its 200 million Canadian dollar credit facility that was scheduled to expire in June 2011. In October 2011, Spectra Capital entered into a new $1.5 billion credit facility which replaced its $1.5 billion facility and Spectra Energy Partners entered into a new $700 million credit facility which replaced its $500 million credit facility. The new Spectra Capital and Spectra Energy Partners credit facilities expire in 2016 and replace facilities that were scheduled to expire in 2012. See Note 13 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants.

The terms of our new Spectra Capital credit agreement require our consolidated debt-to-total-capitalization ratio, as defined in the agreement, to be 65% or lower. Per the terms of the new agreement, collateralized debt and Spectra Energy Partners’ debt and capitalization are excluded from the financial covenant. As of September 30, 2011, this ratio was 59%. Our equity and, as a result, this ratio, are sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations. Based on the strength of our total capitalization as of September 30, 2011, it is unlikely that a material adverse effect would occur as a result of a weakened Canadian dollar.

Credit Ratings

	Standard and Poor’s	Moody’s Investor Service	Fitch Ratings	DBRS
As of September 30, 2011
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

Dividends. We continue to anticipate our dividend payout ratio over time to be consistent with our targeted payout ratio, which is up to 65% of estimated annual net income from controlling interests per share of common stock. The actual payout ratio, however, may vary from year to year depending on earnings levels. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. A dividend of $0.28 per common share was declared on October 25, 2011 and will be paid on December 12, 2011.

Other Financing Matters. On October 28, 2011, Westcoast issued 150 million Canadian dollars (approximately $151 million as of the issuance date) aggregate principal amount of 3.883% notes due in 2021 and 150 million Canadian dollars (approximately $151 million as of the issuance date) aggregate principal amount of 4.791% notes due in 2041. Net proceeds from the offering will be used for general corporate purposes.

Spectra Energy Corp and Spectra Capital have an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of various equity and debt securities, respectively. Spectra Energy Partners also has an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of limited partner common units and various debt securities. In addition, as of the date of this report, certain of our subsidiaries in Canada had 1.2 billion Canadian dollars (approximately $1.2 billion) in the aggregate available for issuance in the Canadian market under debt shelf prospectuses.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2011 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

We are subject to pipeline safety laws and regulations, compliance with which may require significant capital expenditures, increase our cost of operations and affect or limit our business plans.

Our interstate pipeline operations are subject to pipeline safety regulation administered by the PHMSA of the U.S. Department of Transportation. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines. These regulations, among other things, include requirements to monitor and maintain the integrity of our pipelines. The regulations determine the pressures at which our pipelines can operate.

In 2010, serious pipeline incidents on systems unrelated to ours focused the attention of Congress and the public on pipeline safety. Legislative proposals have been introduced in Congress that would strengthen the PHMSA’s enforcement and penalty authority, and expand the scope of its oversight. In August 2011, the PHMSA initiated an Advance Notice of Proposed Rulemaking announcing its consideration of substantial revisions in its regulations to increase pipeline safety. The PHMSA also has issued guidance that states it will focus near-term enforcement efforts on recordkeeping and integrity management, following urgent National Transportation Safety Board recommendations related to pipeline pressure and recordkeeping. Because it is uncertain what legislation or regulatory changes will be enacted, we cannot determine the impact that such legislation or regulatory changes may have on our operations or financial condition at this time. Pipeline failures or failure to comply with applicable regulations could result in reduction of allowable operating pressures as authorized by the PHMSA, which would reduce available capacity on our pipelines. Should any of these risks materialize, it may have a material adverse effect on our operations, earnings, financial condition and cash flows.

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

(a) Exhibits

Exhibit Number

10.1	Acknowledgement and Waiver Agreement, dated as of September 6, 2011, by and among ConocoPhillips, ConocoPhillips Gas Company, Spectra Energy Corp, Spectra Energy DEFS Holding, LLC and Spectra Energy DEFS Holding Corp (filed as Exhibit No. 10.1 to Form 8-K of Spectra Energy Corp on September 12, 2011)

10.2	Credit Agreement, dated as of October 18, 2011, among Spectra Energy Capital, LLC, as Borrower, Spectra Energy Corp, as Parent, the Initial Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit No. 10.1 to Form 8-K of Spectra Energy Corp on October 20, 2011)

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

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

SPECTRA ENERGY CORP

Date: November 8, 2011	/s/ GREGORY L. EBEL
Gregory L. Ebel
President and Chief Executive Officer

Date: November 8, 2011	/s/ J. PATRICK REDDY
J. Patrick Reddy
Chief Financial Officer