Form 10-K
period 2011-12-31
Spectra Energy Corp.
filed 2012-02-27
CIK 1373835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Estimated aggregate market value of the common equity held by nonaffiliates of the registrant June 30, 2011: $17,800,000,000

Number of shares of Common Stock, $0.001 par value, outstanding at January 31, 2012: 651,150,825

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III.

SPECTRA ENERGY CORP

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2011

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

Our natural gas pipeline systems consist of over 19,000 miles of transmission pipelines. Our proportional throughput for our pipelines totaled 4,329 trillion British thermal units (TBtu) in 2011, compared to 4,248 TBtu in 2010 and 3,987 TBtu in 2009. These amounts include throughput on 100%-owned U.S. and Canadian pipelines and our proportional share of throughput on pipelines that are not 100%-owned. Our storage facilities provide approximately 305 billion cubic feet (Bcf) of storage capacity in the United States and Canada.

Spin-off from Duke Energy Corporation

On January 2, 2007, Duke Energy Corporation (Duke Energy) completed the spin-off of Spectra Energy. Duke Energy contributed the natural gas businesses, primarily comprised of the Natural Gas Transmission and Field Services business segments of Duke Energy that were owned through Duke Energy’s then 100%-owned subsidiary, Spectra Energy Capital, LLC (Spectra Capital). Duke Energy contributed its ownership interests in Spectra Capital to us and all of our outstanding common stock was distributed to Duke Energy’s shareholders.

Businesses

We manage our business in four reportable segments: U.S. Transmission, Distribution, Western Canada Transmission & Processing, and Field Services. The remainder of our business operations is presented as “Other,” and consists of unallocated corporate costs, 100%-owned captive insurance subsidiaries, employee benefit plan assets and liabilities, and other miscellaneous activities. The following sections describe the operations of each of our businesses. For financial information on our business segments, see Part II. Item  8. Financial Statements and Supplementary Data, Note 5 of Notes to Consolidated Financial Statements.

U.S. TRANSMISSION

Our U.S. Transmission business provides transportation and storage of natural gas for customers in various regions of the northeastern and southeastern United States and the Maritime Provinces in Canada. Our U.S. pipeline systems consist of more than 14,600 miles of transmission pipelines with eight primary transmission systems: Texas Eastern Transmission, LP (Texas Eastern), Algonquin Gas Transmission, LLC (Algonquin), East Tennessee Natural Gas, LLC (East Tennessee), Maritimes & Northeast Pipeline, L.L.C. and Maritimes & Northeast Pipeline Limited Partnership (collectively, Maritimes & Northeast Pipeline), Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission), Big Sandy Pipeline, LLC (Big Sandy), Gulfstream Natural Gas System, LLC (Gulfstream) and Southeast Supply Header, LLC (SESH). The pipeline systems in our U.S. Transmission business receive natural gas from major North American producing regions for delivery to their respective markets. A majority of contracted transportation volumes are under long-term firm service agreements. Interruptible services are provided on a short-term or seasonal basis.

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

U.S. Transmission’s proportional throughput for its pipelines totaled 2,770 TBtu in 2011, compared to 2,708 TBtu in 2010 and 2,574 TBtu in 2009. This includes throughput on 100%-owned pipelines and our proportional share of throughput on pipelines that are not 100%-owned. Demand on the pipeline and storage systems is seasonal, with the highest throughput occurring during colder periods in the first and fourth calendar quarters, and storage injections occurring primarily during the summer periods. Actual throughput and storage injections/withdrawals do not have a significant impact on revenues or earnings.

Most of U.S. Transmission’s pipeline and storage operations are regulated by the Federal Energy Regulatory Commission (FERC) and are subject to the jurisdiction of various federal, state and local environmental agencies. FERC is the U.S. agency that regulates the transportation of natural gas in interstate commerce.

In 2007, we completed our initial public offering (IPO) of Spectra Energy Partners, LP (Spectra Energy Partners), a natural gas infrastructure master limited partnership which is part of the U.S. Transmission segment. We currently retain a 64% equity interest in Spectra Energy Partners, which owns 100% of East Tennessee, 100% of Saltville, 100% of Ozark Gas Gathering and Ozark Gas Transmission, 100% of Big Sandy, 50% of Market Hub and 49% of Gulfstream. Spectra Energy directly owns the remaining 50% interest in Market Hub and a 1% interest in Gulfstream. Spectra Energy Partners is a publicly traded entity which trades on the New York Stock Exchange under the symbol “SEP.” See Part II. Item 8. Financial Statements and Supplementary Data, Note 3 of Notes to Consolidated Financial Statements for further discussion of Spectra Energy Partners.

Texas Eastern

The Texas Eastern gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one with three large-diameter parallel pipelines and the other with one to three large-diameter pipelines. Texas Eastern’s onshore system consists of approximately 8,700 miles of pipeline and 73 compressor stations (facilities that increase the pressure of gas to facilitate its pipeline transmission). Texas Eastern also owns and operates two offshore Louisiana pipeline systems, which extend approximately 100 miles into the Gulf of Mexico and include approximately 500 miles of Texas Eastern’s pipeline system. Texas Eastern has two storage facilities in Pennsylvania held through joint ventures and one 100%-owned and operated storage facility in Maryland. Texas Eastern’s total working capacity in these three facilities is 74 Bcf. In addition, Texas Eastern’s system is connected to Steckman Ridge, a 12 Bcf storage facility in Pennsylvania owned by our joint venture with New Jersey Resources (NJR), and three affiliated storage facilities in Texas and Louisiana, aggregating 65 Bcf, owned by Market Hub and Bobcat.

New Jersey-New York Expansion.    This proposed expansion of the Texas Eastern pipeline system is designed to transport new, critically needed natural gas supplies to high-demand markets in northern New Jersey and New York City which should help eliminate existing bottlenecks in the region’s interstate transmission pipeline grid. With a capacity of 800 million cubic-feet-per-day (MMcf/d) of natural gas, the project is fully subscribed with commitments for firm transportation service. In December 2010, we filed an application with the FERC for this expansion project. Substantial design, environmental and related work continued throughout 2011, with various environmental and other permits being received. Although the FERC recently announced a delay in the issuance of the Final Environmental Impact Statement, a FERC certificate is expected in April 2012 which would allow construction to begin in June 2012 as scheduled. As discussed under Item 1A. Risk Factors, risks associated with any capital expansion program include regulatory, development, operational and market risks. The project is expected to be in service in late fourth quarter of 2013 at a cost of up to $1.2 billion.

Algonquin

The Algonquin pipeline connects with Texas Eastern’s facilities in New Jersey and extends approximately 250 miles through New Jersey, New York, Connecticut, Rhode Island and Massachusetts where it connects to Maritimes & Northeast Pipeline. The system consists of approximately 1,125 miles of pipeline with seven compressor stations.

East Tennessee

East Tennessee’s transmission system crosses Texas Eastern’s system at two locations in Tennessee and consists of two mainline systems totaling approximately 1,500 miles of pipeline in Tennessee, Georgia, North Carolina and Virginia, with 21 compressor stations. East Tennessee has a liquefied natural gas (LNG, natural gas that has been converted to liquid form) storage facility in Tennessee with a total working capacity of 1 Bcf. East Tennessee also connects to the Saltville storage facilities in Virginia that have a working gas capacity of approximately 5 Bcf.

We have an effective 64% ownership interest in East Tennessee through our ownership of Spectra Energy Partners.

Maritimes & Northeast Pipeline

Maritimes & Northeast Pipeline’s gas transmission system is operated through Maritimes & Northeast Pipeline Limited Partnership (M&N LP), the Canadian portion of this system, and Maritimes & Northeast Pipeline, L.L.C. (M&N LLC), the U.S. portion. We have 78% ownership interests in both segments of the system and affiliates of Exxon Mobil Corporation and Emera, Inc. have the remaining interests. The Maritimes & Northeast Pipeline transmission system consists of approximately 890 miles of pipeline originating from landfall of the producing fields in Nova Scotia through New Brunswick, Maine, New Hampshire and Massachusetts, connecting to the Algonquin system in Beverly, Massachusetts. There are seven compressor stations on the Maritimes & Northeast Pipeline system.

Ozark

We have an effective 64% ownership interest in Ozark Gas Transmission and Ozark Gas Gathering, which was acquired by Spectra Energy Partners in 2009. Ozark Gas Transmission consists of a 565-mile interstate natural gas pipeline system extending from southeastern Oklahoma through Arkansas to southeastern Missouri. Ozark Gas Gathering consists of a 365-mile gathering system that primarily serves Arkoma basin producers in eastern Oklahoma.

Big Sandy

We have an effective 64% ownership interest in Big Sandy, which was acquired by Spectra Energy Partners in July 2011. Big Sandy is a 68-mile, FERC-regulated natural gas transmission pipeline located in eastern Kentucky. Big Sandy’s interconnect with the Tennessee Gas Pipeline system links the Huron Shale and Appalachian Basin natural gas supplies to the mid-Atlantic and northeast markets.

Gulfstream

We have an effective 32% investment in Gulfstream, a 745-mile interstate natural gas pipeline system operated jointly by us and The Williams Companies, Inc. Gulfstream transports natural gas from Mississippi, Alabama, Louisiana and Texas, crossing the Gulf of Mexico to markets in central and southern Florida. Gulfstream has three compressor stations. Gulfstream is directly owned 1% by Spectra Energy, 49% by Spectra Energy Partners and 50% by affiliates of The Williams Companies, Inc. Our investment in Gulfstream is accounted for under the equity method of accounting.

SESH

We have a 50% investment in SESH, a 286-mile interstate natural gas pipeline system with three mainline compressor stations owned and operated jointly by us and CenterPoint Energy, Inc. SESH, which began operations in September 2008, extends from the Perryville Hub in northeastern Louisiana where the emerging shale gas production of eastern Texas, northern Louisiana and Arkansas, along with conventional production, is reached from five major interconnections. SESH extends to Alabama, interconnecting with 14 major north-south pipelines and three high-deliverability storage facilities. Our investment in SESH is accounted for under the equity method of accounting.

Market Hub

We have an effective 82% ownership interest in Market Hub, which owns and operates two natural gas storage facilities, Moss Bluff and Egan, with a total storage capacity of approximately 51 Bcf. The Moss Bluff facility consists of four salt dome storage caverns located in southeast Texas and has access to five pipeline systems including the Texas Eastern system. The Egan facility consists of four salt dome storage caverns located in south central Louisiana and has access to eight pipeline systems, including the Texas Eastern system. Market Hub is a general partnership in which Spectra Energy and Spectra Energy Partners each have a 50% direct interest.

Saltville

We have an effective 64% ownership interest in Saltville through our ownership of Spectra Energy Partners. Saltville owns and operates natural gas storage facilities in Virginia with a total storage capacity of approximately 5 Bcf. The storage facilities interconnect with East Tennessee’s system. This salt cavern facility offers high-deliverability capabilities and is strategically located near markets in Tennessee, Virginia and North Carolina.

Bobcat

We have a 100% ownership interest in Bobcat, a 14 Bcf salt dome facility which was acquired in August 2010. Bobcat is strategically located on the Gulf Coast near Henry Hub and interconnects with five major interstate pipelines, including Texas Eastern. Bobcat’s storage capacity is expected to be 46 Bcf by the end of 2016 when fully developed.

Steckman Ridge

We have a 50% investment in Steckman Ridge, a 12 Bcf depleted reservoir storage facility located in south central Pennsylvania that interconnects with the Texas Eastern and Dominion Transmission system. Steckman Ridge, which began operations in April 2009, is operated by us and owned 50% by us and 50% by NJR Steckman Ridge Storage Company. Our investment in Steckman Ridge is accounted for under the equity method of accounting.

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

Customers and Contracts

In general, our U.S. Transmission pipelines provide transportation and storage services for local distribution companies (LDCs, companies that obtain a major portion of their revenues from retail distribution systems for the delivery of natural gas for ultimate consumption), electric power generators, exploration and production companies, and industrial and commercial customers, as well as energy marketers. Transportation and storage services are generally provided under firm agreements where customers reserve capacity in pipelines and storage facilities. The vast majority of these agreements provide for fixed reservation charges that are paid monthly regardless of actual volumes transported on the pipelines or injected or withdrawn from our storage facilities, plus a small variable component that is based on volumes transported, injected or withdrawn, which is intended to recover variable costs.

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

DISTRIBUTION

We provide distribution services in Canada through our subsidiary, Union Gas Limited (Union Gas). Union Gas is a major Canadian natural gas storage, transmission and distribution company based in Ontario with 100 years of experience and service to customers. The distribution business serves approximately 1.4 million residential, commercial and industrial customers in more than 400 communities across northern, southwestern and eastern Ontario. Union Gas’ growing storage and transmission business offers storage and transportation services to customers at the Dawn Hub, the largest underground storage facility in Canada and one of the largest in North America. It offers customers an important link in the movement of natural gas from Western Canada and U.S. supply basins to markets in central Canada and the northeast United States.

Union Gas’ distribution system consists of approximately 39,000 miles of main and service pipelines. Distribution pipelines carry or control the supply of natural gas from the point of local supply to customers. Union Gas’ underground natural gas storage facilities have a working capacity of approximately 155 Bcf in 23 underground facilities located in depleted gas fields. Its transmission system consists of approximately 2,900 miles of high-pressure pipeline and six mainline compressor stations.

Competition

Union Gas’ distribution system is regulated by the Ontario Energy Board (OEB) pursuant to the provisions of the Ontario Energy Board Act (1998) and is subject to regulation in a number of areas including rates. Union Gas is not generally subject to third-party competition within its distribution franchise area. However, as a result of a 2006 decision by the OEB, physical bypass of newly required facilities even within Union Gas’ distribution franchise area may be permitted. In addition, other companies could enter Union Gas’ markets or regulations could change.

The incentive regulation framework approved by the OEB in 2008 establishes new rates at the beginning of each year through the use of a pricing formula rather than through the examination of revenue and cost forecasts. The allowed return on equity (ROE) for Union Gas is formula-based and is periodically established by the OEB. The established ROE for Union Gas will remain unchanged throughout the five-year incentive regulation period (2008-2012). In 2011, Union Gas filed an application with the OEB for new rates for 2013. This filing included updated revenue and cost forecasts to reset rates, as well as a proposal to increase to the allowed ROE pursuant to the OEB’s policy report on the Cost of Capital for Ontario’s Regulated Utilities. Union Gas plans to file its application for a new multi-year incentive regulation framework after receiving the OEB decision on its 2013 rate application.

Since 2006, Union Gas has provided storage services to customers outside its franchise area and new storage services under a framework established by the OEB that supports unregulated storage investments and allows Union Gas to compete with third-party storage providers on bases of price, terms of service, and flexibility and reliability of service. Under that framework, Union Gas was required to share its long-term storage margins with ratepayers until 2011 when no sharing of margins is required. Existing storage services to customers within Union Gas’ franchise area, however, have continued to be provided at cost-based rates and are not subject to third-party competition.

Union Gas competes with other forms of energy available to its customers and end-users, including electricity, coal, propane and fuel oils. Factors that influence the demand for natural gas include weather, price changes, the availability of natural gas and other forms of energy, the level of business activity, conservation, legislation, governmental regulations, the ability to convert to alternative fuels, and other factors.

Customers and Contracts

Most of Union Gas’ power generation customers, industrial and large commercial customers, and a portion of residential customers, purchase their natural gas directly from suppliers or marketers. Because Union Gas earns income from the distribution of natural gas and not from the sale of the natural gas commodity, gas distribution margins are not affected by either the source of customers’ gas supply or its price, except to the extent that prices affect actual customer usage.

Union Gas provides its in-franchise customers with regulated distribution, transmission and storage services. Union Gas also provides unregulated natural gas storage and regulated transportation services for other utilities and energy market participants, including large natural gas transmission and distribution companies. A substantial amount of Union Gas’ annual transportation and storage revenue is generated by fixed demand charges. The average term of these contracts is approximately seven years, with the longest being slightly more than 21 years.

WESTERN CANADA TRANSMISSION & PROCESSING

Our Western Canada Transmission & Processing business is comprised of the BC Pipeline and BC Field Services operations, and the Natural Gas Liquids (NGL) Marketing and Canadian Midstream operations.

BC Pipeline and BC Field Services provide fee-based natural gas transportation and gas gathering and processing services. BC Pipeline is regulated by the National Energy Board (NEB) under full cost-of-service regulation and transports processed natural gas from facilities primarily in northeast British Columbia (BC) to markets in BC, Alberta and the U.S. Pacific Northwest. BC Pipeline has approximately 1,725 miles of transmission pipeline in BC and Alberta, as well as 18 mainline compressor stations. Throughput for the BC Pipeline totaled 713 TBtu in 2011, compared to 627 TBtu in 2010 and 604 TBtu in 2009.

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

Fort Nelson Expansion. In 2009, firm contracts for approximately 800 MMcf/d were signed for incremental gathering and processing service in the Fort Nelson area of northeastern British Columbia. The Fort Nelson expansion program, the largest of our expansion projects in western Canada, consists of a series of 10 discrete gathering and processing projects, with a total projected capital expenditure of approximately $1 billion. Nine of the ten projects were placed in service in 2009 and 2010. The new 250 MMcf/d Fort Nelson North processing facility, which is the final phase and most significant capital outlay of the program, is under construction and is expected to be brought in service in 2012. Upon completion, we will operate over 1.2 Bcf/d of raw gas processing capacity and associated gathering pipelines in the Fort Nelson area.

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

Natural gas competes with other forms of energy available to Western Canada Transmission & Processing’s customers and end-users, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas, NGLs and other forms of energy, levels of business activity, long-term economic conditions, conservation, legislation, governmental regulations, the ability to convert to alternative fuels, weather and other factors affect the demand for natural gas in the areas that Western Canada Transmission & Processing serves.

In addition to the fee-for-service pipeline and gathering and processing businesses, we compete with other NGL extraction facilities at Empress, Alberta for the right to extract and purchase NGLs from natural gas shippers on the TransCanada pipeline system. To extract and acquire NGLs, we must be competitive in the premium or fee we pay to natural gas shippers. We also compete with other NGL marketers in the various product sales markets we serve. Declines in eastbound flows of natural gas through Empress, Alberta and competitive market pressure continue to cause an increase in the premiums that we pay to shippers to extract NGLs compared with historical premiums paid.

Customers & Contracts

BC Pipeline provides: (i) transportation services from the outlet of natural gas processing plants primarily in northeast BC to LDCs, end-use industrial and commercial customers, marketers, and exploration and production companies requiring transportation services to the nearest natural gas trading hub; and (ii) transportation services primarily to downstream markets in the Pacific Northwest (both in the United States and Canada). The majority of transportation services are provided under firm agreements, which provide for fixed reservation charges that are paid monthly regardless of actual volumes transported on the pipeline, plus a small variable component that is based on volumes transported to recover variable costs. BC Pipeline also provides interruptible transportation services where customers can use capacity if it is available at the time of request. Payments under these services are based on volumes transported.

The BC Field Services and Canadian Midstream operations in western Canada provide raw natural gas gathering and processing services to exploration and production companies under agreements which are fee-for-service contracts which do not expose us to direct commodity-price risk. These operations provide both firm and interruptible services.

The NGL extraction operation at Empress, Alberta is jointly owned with a partner and has capacity to produce approximately 63,000 barrels of NGLs per day (our share is approximately 58,000 barrels per day at full capacity). At Empress, we extract and purchase NGLs from natural gas shippers on the TransCanada pipeline system. In addition to paying shippers a negotiated extraction fee, we keep the shipper whole by returning an equivalent amount of natural gas for the NGLs that were extracted. After NGLs are extracted, we fractionate the NGLs into ethane, propane, butanes and condensate, and sell these products into the marketplace. All ethane is sold to Alberta-based petrochemical companies. In addition to paying for natural gas shrinkage, the ethane buyers pay us a negotiated cost-of-service price or a negotiated fixed price. We sell the remaining products—propane, butane and condensate—at market prices. The majority of propane is sold to propane retailers. Butane is sold mainly into the motor gasoline refinery market and condensate sales are sold to the crude blending and crude diluent markets. Profit margins are driven by the market prices of NGL products, extraction premiums paid to shippers, shrinkage make-up natural gas prices and other operating costs.

FIELD SERVICES

Field Services consists of our 50% investment in DCP Midstream, which is accounted for as an equity investment. DCP Midstream gathers, processes, treats, compresses, transports and stores natural gas. In addition, DCP also fractionates, transports, gathers, treats, processes, stores, markets and trades NGLs. ConocoPhillips currently owns the remaining 50% interest in DCP Midstream. DCP Midstream owns a 27% interest in DCP Midstream Partners, LP (DCP Partners), a master limited partnership. As its general partner, DCP Midstream accounts for its investment in DCP Partners as a consolidated subsidiary.

During the third quarter of 2011, ConocoPhillips announced plans to separate its business into two stand-alone publicly traded companies, and anticipates completing the proposed separation during the first half of 2012. As a result of this potential transaction, DCP Midstream will no longer be owned 50% by ConocoPhillips. ConocoPhillips’ 50% ownership interest in DCP Midstream will be transferred to the new downstream company, Phillips 66. DCP Midstream does not anticipate that the change in ownership will have a material impact on its operations.

DCP Midstream operates in 26 states in the United States. DCP Midstream’s gathering systems include connections to several interstate and intrastate natural gas and NGL pipeline systems, one natural gas storage facility and one NGL storage facility. DCP Midstream gathers raw natural gas through gathering systems located in nine major natural gas producing regions: Mid-Continent, Rocky Mountain, East Texas-North Louisiana, Barnett Shale, Gulf Coast, South Texas, Central Texas, Antrim Shale and Permian Basin. DCP Midstream owns or operates approximately 62,000 miles of gathering and transmission pipeline.

As of December 31, 2011, DCP Midstream owned or operated 61 natural gas processing plants, which separate raw natural gas that has been gathered on its own systems and third-party systems into condensate, NGLs and residue gas.

The NGLs separated from the raw natural gas are either sold and transported as NGL raw mix or further separated through a fractionation process into their individual components (ethane, propane, butane and natural gasoline) and then sold as components. As of December 31, 2011, DCP Midstream owned or operated 12 fractionators. In addition, DCP Midstream operates a propane wholesale marketing business in the northeastern United States.

The residue gas separated from the raw natural gas is sold at market-based prices to marketers and end-users, including large industrial customers and natural gas and electric utilities serving individual consumers. DCP Midstream also stores residue gas at its 9 Bcf Spindletop natural gas storage facility located near Beaumont, Texas.

DCP Midstream uses NGL trading and storage at its Mont Belvieu, Texas and Conway, Kansas NGL market centers to manage its price risk and to provide additional services to its customers. Asset-based gas trading and marketing activities are supported by ownership of the Spindletop storage facility and various intrastate pipelines which provide access to market centers/hubs such as Katy, Texas and the Houston Ship Channel. DCP Midstream undertakes these NGL and gas trading activities through the use of fixed-forward sales, basis and spread trades, storage opportunities, put/call options, term contracts and spot market trading.

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

Competition

In gathering, processing and storing natural gas, as well as producing, marketing and transporting natural gas and NGLs, DCP Midstream competes with major integrated oil companies, major interstate and intrastate pipelines, national and local natural gas gatherers and processors, NGL transporters and brokers, marketers and distributors of natural gas supplies. Competition for natural gas supplies is based mostly on the reputation, efficiency and reliability of operations, the availability of gathering and transportation to high-demand markets, the pricing arrangement offered by the gatherer/processor and the ability of the gatherer/processor to obtain a satisfactory price for the producer’s residue gas and extracted NGLs. Competition for sales to customers is based mostly upon reliability, services offered and the prices of delivered natural gas and NGLs.

Customers and Contracts

DCP Midstream sells NGLs to a variety of customers ranging from large, multi-national petrochemical and refining companies to small regional retail propane distributors. Substantially all of DCP Midstream’s NGL sales are made at market-based prices, including approximately 40% of its NGL production that is committed to ConocoPhillips and its affiliate, Chevron Phillips Chemical Company LLC, under existing contracts that have primary terms that are effective until January 1, 2015. Should the contract not be renegotiated or renewed, it provides for a five year ratable wind-down period through 2020. In 2011, sales to ConocoPhillips and Chevron Phillips Chemical Company LLC, combined, represented approximately 22% of DCP Midstream’s consolidated revenues.

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

•

Percentage-of-proceeds/index arrangements.    In general, DCP Midstream purchases natural gas from producers at the wellhead or other receipt points, treats and processes it, and then sells the residue natural gas and NGLs based on index prices from published index market prices. DCP Midstream remits to the producers either an agreed-upon percentage of the actual proceeds received from the sale of the residue natural gas and NGLs, or an agreed-upon percentage of the proceeds based on index related prices for the natural gas and the NGLs, regardless of the actual amount of proceeds which DCP Midstream receives. Certain of these arrangements may also result in DCP Midstream returning all or a portion of the residue natural gas and/or the NGLs to the producer in lieu of returning sales proceeds. DCP Midstream’s revenues from these arrangements relate directly with the prices of natural gas, crude oil and NGLs.

•

Fee-based arrangements.    DCP Midstream receives a fee or fees for one or more of the following services: gathering, processing, compressing, treating or transporting natural gas. Fee-based arrangements include natural gas purchase arrangements pursuant to which DCP Midstream purchases natural gas at the wellhead or other receipt points at an index related price at the delivery point less a specified amount, generally the same as the fees it would otherwise charge for gathering of natural gas from the wellhead location to the delivery point. The revenue DCP Midstream earns from these arrangements is directly related to the volume of natural gas that flows through its systems and is not directly dependent on commodity prices. To the extent that a sustained decline in commodity prices results in a decline in volumes, however, DCP Midstream’s revenues from these arrangements could be reduced.

•

Keep-whole and wellhead purchase arrangement.    DCP Midstream gathers raw natural gas from producers for processing, markets the NGLs and returns to the producer residual natural gas with a Btu content equivalent to the Btu content of the natural gas gathered. Under the terms of a wellhead purchase contract, DCP Midstream purchases natural gas from the producer at the wellhead or defined receipt point for processing and markets the resulting NGLs and residue gas at market prices. DCP Midstream is exposed to the difference between the value of the NGLs extracted from processing and the value of the Btu-equivalent of the residue natural gas, or frac-spread. DCP Midstream benefits in periods when NGL prices are higher relative to natural gas prices when that frac spread exceeds its operating costs.

As defined by the terms of the above arrangements, DCP Midstream also sells condensate, which is generally similar to crude oil and is produced in association with natural gas gathering and processing. The revenues that DCP Midstream earns from the sale of condensate correlate directly with crude oil prices.

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

Our U.S. Transmission and DCP Midstream operations are subject to the jurisdiction of the Environmental Protection Agency (EPA) and various other federal, state and local environmental agencies. See “Environmental Matters” for a discussion of environmental regulation. Our U.S. interstate natural gas pipelines and certain of DCP Midstream’s gathering and transmission pipelines are also subject to the regulations of the U.S. Department of Transportation concerning pipeline safety. Our Canadian operations are governed by various federal and provincial agencies with respect to pipeline safety, including the NEB and the Transportation Safety Board, the British Columbia Oil and Gas Commission, the Alberta Energy Resources Conservation Board and the Ontario Technical Standards and Safety Authority.

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

The intrastate natural gas and NGL pipelines owned by DCP Midstream are subject to state regulation. To the extent that the natural gas intrastate pipelines that transport natural gas in interstate commerce provide services under Section 311 of the Natural Gas Policy Act of 1978, they are subject to FERC regulation. DCP Midstream’s interstate natural gas pipeline operations are also subject to regulation by the FERC. The natural gas gathering and processing activities of DCP Midstream are not subject to FERC regulation.

Environmental Matters

We are subject to various U.S. federal, state and local laws and regulations, as well as Canadian federal and provincial regulations, regarding air and water quality, hazardous and solid waste disposal and other environmental matters.

Environmental laws and regulations affecting our U.S.-based operations include, but are not limited to:

•

The Clean Air Act (CAA) and the 1990 amendments to the CAA, as well as state laws and regulations affecting air emissions (including State Implementation Plans related to existing and new national ambient air quality standards), which may limit new sources of air emissions. Our natural gas processing, transmission and storage assets are considered sources of air emissions and are thereby subject to the CAA. Owners and/or operators of air emission sources, like us, are responsible for obtaining permits for existing and new sources of air emissions and for annual compliance and reporting.

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

•

The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), which imposes liability for remediation costs associated with environmentally contaminated sites. Under CERCLA, any individual or entity that currently owns or in the past owned or operated a disposal site can be held liable and required to share in remediation costs, as well as transporters or generators of hazardous substances sent to a disposal site. Because of the geographical extent of our operations, we have disposed of waste at many different sites and therefore have CERCLA liabilities.

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

Environmental laws and regulations affecting our Canadian-based operations include, but are not limited to:

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

•

The Canadian Environmental Protection Act, pursuant to which, among other things, requires the reporting of greenhouse gas (GHG) emissions from our operations in Canada. Additional regulations to be promulgated under this Act may require the reduction of GHGs, nitrogen oxides, sulphur oxides, volatile organic compounds and particulate matter.

•

The Alberta Climate Change and Emissions Management Act which required certain facilities to meet reductions in emission intensity starting in 2007. The Act was applicable to our Empress facility in Alberta beginning in 2008.

For more information on environmental matters, including possible liability and capital costs, see Part II. Item 8. Financial Statements and Supplementary Data, Notes 6 and 19 of Notes to Consolidated Financial Statements.

Except to the extent discussed in Notes 6 and 19, compliance with international, federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business units and is not expected to have a material effect on our competitive position or consolidated results of operations, financial position or cash flows.

Geographic Regions

For a discussion of our Canadian operations and the risks associated with them, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk, and Notes 5 and 18 of Notes to Consolidated Financial Statements.

Employees

We had approximately 5,700 employees as of December 31, 2011, including approximately 3,600 employees in Canada. In addition, DCP Midstream employed approximately 3,000 employees as of such date. Approximately 1,500 of our Canadian employees are subject to collective bargaining agreements governing their employment with us. Approximately 60% of those employees are covered under agreements that either have expired or will expire by December 31, 2012.

Executive and Other Officers

The following table sets forth information regarding our executive and other officers.

Name	Age	Position
Gregory L. Ebel	47	President and Chief Executive Officer, Director
J. Patrick Reddy	59	Chief Financial Officer
Dorothy M. Ables	54	Chief Administrative Officer
John R. Arensdorf	61	Chief Communications Officer
Alan N. Harris	58	Chief Development and Operations Officer
Reginald D. Hedgebeth	44	General Counsel
Guy G. Buckley	51	Group Vice President and Treasurer
Allen C. Capps	41	Vice President and Controller

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

Dorothy M. Ables assumed her current position as Chief Administrative Officer in November 2008. Prior to then, she served as Vice President of Audit Services and Chief Ethics and Compliance Officer from January 2007.

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

Guy G. Buckley assumed his current position as Group Vice President and Treasurer in January 2012. He previously served as Group Vice President, Corporate Development and Strategy since December 2008 and was Vice President Mergers and Acquisitions from January 2007 to December 2008.

Allen C. Capps assumed his current position as Vice President and Controller in January 2012. He previously served as Vice President, Business Development, Storage and Transmission, for Union Gas from April 2010. Prior to then, Mr. Capps served as Vice President and Treasurer for Spectra Energy Corp from December 2007 until April 2010, and Director of Finance of EPCO, Inc., a midstream energy company, from April 2006.

Additional Information

We were incorporated on July 28, 2006 as a Delaware corporation. Our principal executive offices are located at 5400 Westheimer Court, Houston, Texas 77056 and our telephone number is 713-627-5400. We electronically file various reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to such reports. The public may read and copy any materials that we file with the SEC at the SEC’s Public

Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our web site at http://www.spectraenergy.com. Such reports are accessible at no charge through our web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.

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

The lack of availability of natural gas resources may cause customers to seek alternative energy resources, which could materially affect our revenues, earnings and cash flows.

Our natural gas businesses are dependent on the continued availability of natural gas production and reserves. Prices for natural gas, regulatory limitations on the development of natural gas supplies, or a shift in supply sources could adversely affect development of additional reserves and production that are accessible by our pipeline, gathering, processing and distribution assets. Lack of commercial quantities of natural gas available to these assets could cause customers to seek alternative energy resources, thereby reducing their reliance on our services, which in turn would materially affect our revenues, earnings and cash flows.

Investments and projects located in Canada expose us to fluctuations in currency rates that may affect our results of operations, cash flows and compliance with debt covenants.

We are exposed to foreign currency risk from our Canadian operations. An average 10% devaluation in the Canadian dollar exchange rate during 2011 would have resulted in an estimated net loss on the translation of local currency earnings of approximately $53 million on our Consolidated Statement of Operations. In addition, if a 10% devaluation had occurred on December 31, 2011, the Consolidated Balance Sheet would have been negatively impacted by $641 million through a cumulative translation adjustment in Accumulated Other Comprehensive Income (AOCI). At December 31, 2011, one U.S. dollar translated into 1.02 Canadian dollars.

In addition, we maintain credit facilities that typically include financial covenants which limit the amount of debt that can be outstanding as a percentage of total capital for Spectra Energy or of a specific subsidiary. Failure to maintain these covenants could preclude us from issuing commercial paper or letters of credit or borrowing under our revolving credit facilities and could require other affiliates to immediately pay down any outstanding drawn amounts under other revolving credit agreements, which could affect cash flows or restrict business. Foreign currency fluctuations have a direct impact on our ability to maintain certain of these financial covenants.

Natural gas gathering and processing, and market-based storage operations are subject to commodity price risk, which could result in a decrease in our earnings and reduced cash flows.

We have gathering and processing operations that consist of contracts to buy and sell commodities, including contracts for natural gas, NGLs and other commodities that are settled by the delivery of the commodity or cash. We are exposed to market price fluctuations of NGLs, natural gas and oil primarily in our Field Services segment. Based on a sensitivity analysis as of December 31, 2011, a 10¢ per-gallon move in NGL prices would affect our annual pre-tax earnings by approximately $70 million in 2012, primarily from Field Services. For the same period, a 50¢ per-million-British-thermal-units (MMBtu) move in natural gas prices would affect our annual pre-tax earnings by approximately $16 million and a $10 per-barrel move in oil prices would affect our annual pre-tax earnings by approximately $22 million.

These hypothetical calculations consider estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices. The actual effects of commodity price changes on our earnings could be significantly different than these estimates.

We have market-based rates for some of our storage operations and sell our storage services based on natural gas market spreads and volatility. If natural gas market spreads or volatility deviate from historical norms or there is significant growth in the amount of storage capacity available to natural gas markets relative to demand, our approach to managing our market-based storage contract portfolio may not protect us from significant variations in storage revenues, including possible declines, as contracts renew.

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

Execution of our capital projects subjects us to construction risks, increases in labor and material costs, and other risks that may affect our financial results.

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

Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated cost. As a result, new facilities may not achieve their expected investment return, which could affect our earnings, financial position and cash flows.

Gathering and processing, transmission and storage, and distribution activities involve numerous risks that may result in accidents or otherwise affect our operations.

There are a variety of hazards and operating risks inherent in natural gas gathering and processing, transmission, storage, and distribution activities, such as leaks, explosions and mechanical problems that could cause substantial financial losses. In addition, these risks could result in significant injury, loss of life, significant damage to property, environmental pollution and impairment of operations, any of which could result in substantial losses. For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater. We do not maintain insurance coverage against all of these risks and losses, and any insurance coverage we might maintain may not fully cover the damages caused by those risks and losses. Therefore, should any of these risks materialize, it could have a material effect on our business, earnings, financial condition and cash flows.

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

In 2010, serious pipeline incidents on systems unrelated to ours focused the attention of Congress and the public on pipeline safety. Legislative proposals have been introduced in Congress that would strengthen the PHMSA’s enforcement and penalty authority, and expand the scope of its oversight. In August 2011, PHMSA initiated an Advance Notice of Proposed Rulemaking announcing its consideration of substantial revisions in its regulations to increase pipeline safety. PHMSA also has issued guidance that states it will focus near-term enforcement efforts on recordkeeping and integrity management following urgent recommendations by the National Transportation Safety Board related to pipeline pressure and recordkeeping. On January 3, 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 was signed into law. This Act (the 2012 PSA Amendments) amends the Pipeline Safety Act in a number of significant ways, including:

•	Authorizing PHMSA to assess higher penalties for violations of its regulations,

•

Requiring PHMSA to adopt appropriate regulations within two years requiring the use of automatic or remote-controlled shutoff valves on new or rebuilt pipeline facilities and to perform a study on the application of such technology to existing pipeline facilities in High Consequence Areas (HCAs),

•	Requiring operators of pipelines to verify maximum allowable operating pressure and report exceedances within five days,

•	Requiring PHMSA to study and report on the adequacy of soil cover requirements in HCAs, and

•	Requiring PHMSA to evaluate in detail whether integrity management requirements should be expanded to pipeline segments outside of HCAs (where the requirements currently apply).

These legislative changes, when implemented, will impose additional costs on new pipeline projects as well as on existing operations. It is still uncertain what regulatory changes PHMSA will propose as a result of the Advance Notice of Proposed Rulemaking, but PHMSA will begin to undertake the various requirements imposed on it by the 2012 PSA Amendments. In this climate of increasingly stringent regulation, pipeline failures or failures to comply with applicable regulations could result in reduction of allowable operating pressures as authorized by PHMSA, which would reduce available capacity on our pipelines. Should any of these risks materialize, it may have a material effect on our operations, earnings, financial condition and cash flows.

We are subject to numerous environmental laws and regulations, compliance with which can require significant capital expenditures, increase our cost of operations and may affect or limit our business plans, or expose us to environmental liabilities.

We are subject to numerous environmental laws and regulations affecting many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting our operating assets. In addition, changes in environmental laws and regulations or the enactment of new environmental laws or regulations could result in a material increase in our cost of compliance with such laws and regulations. We may not be able to obtain or maintain from time to time all required environmental regulatory approvals for our operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain or comply with them or if environmental laws or regulations change or are administered in a more stringent manner, the operations of facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. No assurance can be made that the costs that may be incurred to comply with environmental regulations in the future will not have a material effect on our earnings and cash flows.

The enactment of future climate change legislation could result in increased operating costs and delays in obtaining necessary permits for our capital projects.

The current international climate framework, the United Nations-sponsored Kyoto Protocol, prescribes specific targets to reduce GHG emissions for developed countries for the 2008-2012 period. The Kyoto Protocol expires in 2012 and has not been signed by the United States. United Nations-sponsored international negotiations were held in Durban, South Africa in December 2011 with the intent of defining a future agreement for 2012 and beyond. A non-binding agreement was reached to develop a roadmap aimed at creating a global agreement on climate action to be implemented by 2020.

In December 2011 after the international negotiations in Durban, South Africa, Canada announced that it is withdrawing from the Kyoto Protocol. In 2008 the Canadian government outlined a regulatory framework mandating GHG reductions from large final emitters. Regulatory design details from the Government of Canada remain forthcoming. However, Canada has reaffirmed its strong preference for a harmonized approach with that of the United States. Regardless of the timing, we expect a number of our assets and operations in Canada will be affected by pending future federal climate change regulations. However, the materiality of any potential compliance costs is unknown at this time as the final form of the regulation and compliance options has yet to be determined by policymakers.

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

The EPA finalized a Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule in 2009 to address how GHG emissions would be regulated under the existing Clean Air Act. Regulation began in 2011, and over time, certain existing Spectra Energy U.S. facilities will be subject to this regulation. Some new construction and modification projects in the future may be subject to this regulation as well. At this time, it is not anticipated that the costs will be material, although additional permitting requirements could result in delays in completing capital projects. In addition, several legislative proposals that would impose GHG emissions constraints have been considered by the U.S. Congress. To date, no such legislation has been enacted into law.

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

We rely on access to short-term and long-term capital markets to finance capital requirements and support liquidity needs, and access to those markets can be affected, particularly if we or our rated subsidiaries are unable to maintain an investment-grade credit rating, which could affect our cash flows or restrict business.

Our business is financed to a large degree through debt. The maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from assets. Accordingly, we rely on access to both short-term and long-term capital markets as a source of liquidity for capital requirements not satisfied by the cash flows from operations and to fund investments originally financed through debt. Our senior unsecured long-term debt is currently rated investment-grade by various rating agencies. If the rating agencies were to rate us or our rated subsidiaries below investment-grade, our borrowing costs would increase, perhaps significantly. Consequently, we would likely be required to pay a higher interest rate in future financings and our potential pool of investors and funding sources could decrease.

We maintain revolving credit facilities to provide back-up for commercial paper programs for borrowings and/or letters of credit at various entities. These facilities typically include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at a particular entity could preclude that entity from issuing commercial paper or letters of credit or borrowing under the revolving credit facility and could require other affiliates to immediately pay down any outstanding drawn amounts under other revolving credit agreements, which could affect cash flows or restrict business. Furthermore, if Spectra Energy’s short-term debt rating were to be below tier 2 (for example, A-2 for Standard and Poor’s, P-2 for Moody’s Investor Service and F2 for Fitch Ratings), access to the commercial paper market could be significantly limited. Although this would not affect our ability to draw under our credit facilities, borrowing costs could be significantly higher.

If we are not able to access capital at competitive rates, our ability to finance operations and implement our strategy may be affected. Restrictions on our ability to access financial markets may also affect our ability to execute our business plan as scheduled. An inability to access capital may limit our ability to pursue improvements or acquisitions that we may otherwise rely on for future growth. Any downgrade or other event negatively affecting the credit ratings of our subsidiaries could make their costs of borrowing higher or access to funding sources more limited, which in turn could increase our need to provide liquidity in the form of capital contributions or loans to such subsidiaries, thus reducing the liquidity and borrowing availability of the consolidated group.

We may be unable to secure renewals of long-term transportation agreements, which could expose our transportation volumes and revenues to increased volatility.

We may be unable to secure renewals of long-term transportation agreements in the future for our natural gas transmission business as a result of economic factors, lack of commercial gas supply available to our systems, changing gas supply flow patterns in North America, increased competition or changes in regulation. Without long-term transportation agreements, our revenues and contract volumes would be exposed to increased volatility. The inability to secure these agreements would materially affect our business, earnings, financial condition and cash flows.

We are exposed to the credit risk of our customers.

We are exposed to the credit risk of our customers in the ordinary course of our business. Generally, our customers are rated investment-grade, are otherwise considered creditworthy or provide us security to satisfy credit concerns. Approximately 90% of our credit exposures for transportation, storage, and gathering and processing services are with customers who have an investment-grade rating (or the equivalent based on our evaluation) or are secured by collateral. However, we cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including possible declines in our customers’ creditworthiness. As a result of future capital projects for which natural gas producers may be the primary customer, the percentage of our customers who are rated investment-grade may decline. While we monitor these situations carefully and take appropriate measures when deemed necessary, it is possible that customer payment defaults, if significant, could have a material effect on our earnings and cash flows.

Native land claims have been asserted in British Columbia and Alberta, which could affect future access to public lands, and the success of these claims could have a significant effect on natural gas production and processing.

Certain aboriginal groups have claimed aboriginal and treaty rights over a substantial portion of public lands on which our facilities in British Columbia and Alberta, and the gas supply areas served by those facilities, are located. The existence of these claims, which range from the assertion of rights of limited use to aboriginal title, has given rise to some uncertainty regarding access to public lands for future development purposes. Such claims, if successful, could have a significant effect on natural gas production in British Columbia and Alberta, which could have a material effect on the volume of natural gas processed at our facilities and of NGLs and other products transported in the associated pipelines. In addition, certain aboriginal groups in Ontario have claimed aboriginal and treaty rights in areas where Union Gas’ Dawn storage and transmission assets are located and also in areas where the Dawn-Trafalgar pipeline route is located. The existence of these claims could give rise to future uncertainty regarding land tenure depending upon their negotiated outcomes. We cannot predict the outcome of any of these claims or the effect they may ultimately have on our business and operations.

Protecting against potential terrorist activities requires significant capital expenditures and a successful terrorist attack could affect our business.

Acts of terrorism and any possible reprisals as a consequence of any action by the United States and its allies could be directed against companies operating in the United States. This risk is particularly high for companies, like us, operating in any energy infrastructure industry that handle volatile gaseous and liquid hydrocarbons. The potential for terrorism, including cyber-terrorism, has subjected our operations to increased risks that could have a material effect on our business. In particular, we may experience increased capital and operating costs to implement increased security for our facilities and pipelines, such as additional physical facility and pipeline security, and additional security personnel. Moreover, any physical damage to high profile facilities resulting from acts of terrorism may not be covered, or covered fully, by insurance. We may be required to expend material amounts of capital to repair any facilities, the expenditure of which could affect our business and cash flows.

Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

Poor investment performance of our pension plan holdings and other factors affecting pension plan costs could affect our earnings, financial position and liquidity.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2011, we had over 100 primary facilities located in the United States and Canada. We generally own sites associated with our major pipeline facilities, such as compressor stations. However, we generally operate our transmission facilities—transmission and distribution pipelines—using rights of way pursuant to easements to install and operate pipelines, but we do not own the land. Except as described in Part II. Item 8. Financial Statements and Supplementary Data, Note 15 of Notes to Consolidated Financial Statements, none of our properties were secured by mortgages or other material security interests at December 31, 2011.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the symbol “SE.” As of January 31, 2012, there were approximately 135,000 holders of record of our common stock and approximately 465,000 beneficial owners.

Common Stock Data by Quarter

2011	Dividends Per Common Share	Stock Price Range (a)
		High	Low
First Quarter	$0.26	$27.50	$24.44
Second Quarter	0.26	29.24	26.17
Third Quarter	0.26	28.00	22.80
Fourth Quarter	0.28	31.33	23.17

2010
First Quarter	0.25	23.06	20.30
Second Quarter	0.25	23.85	18.57
Third Quarter	0.25	22.81	19.67
Fourth Quarter	0.25	25.45	22.37

(a)	Stock prices represent the intra-day high and low price.

Stock Performance Graph

The following graph reflects the comparative changes in the value from January 3, 2007, the first trading day of Spectra Energy common stock on the New York Stock Exchange, through December 31, 2011 of $100 invested in (1) Spectra Energy’s common stock, (2) the Standard & Poor’s 500 Stock Index, and (3) the Standard & Poor’s 500 Oil & Gas Storage & Transportation Index. The amounts included in the table were calculated assuming the reinvestment of dividends at the time dividends were paid.

	January 3, 2007	December 31,
		2007	2008	2009	2010	2011
Spectra Energy Corp	$100.00	$93.47	$59.54	$82.34	$104.95	$134.38
S&P 500 Stock Index	100.00	105.60	66.53	84.14	96.81	98.86
S&P 500 Storage & Transportation Index	100.00	114.30	56.81	79.38	101.13	149.59

Dividends

Our near-term objective is to increase our dividend by at least $0.08 per year and to continue paying cash dividends in the future. In the long-term, we anticipate paying dividends at an average payout ratio level of between 60%-65% of our net income from controlling interests per share of common stock. The actual payout ratio, however, may vary from year to year depending on earnings levels. The declaration and payment of dividends is subject to the sole discretion of our Board of Directors and depends upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	2011	2010	2009	2008	2007
	(Unaudited) (dollars in millions, except per-share amounts)
Statements of Operations
Operating revenues	$5,351	$4,945	$4,552	$5,074	$4,704
Operating income	1,763	1,674	1,475	1,480	1,426
Income from continuing operations	1,257	1,123	919	1,195	990
Net income—noncontrolling interests	98	80	75	65	70
Net income—controlling interests	1,184	1,049	849	1,132	945

Ratio of Earnings to Fixed Charges	3.4	3.1	2.8	3.6	3.1

Common Stock Data
Earnings per share from continuing operations
Basic	$1.78	$1.61	$1.31	$1.82	$1.47
Diluted	1.77	1.60	1.31	1.81	1.46
Earnings per share
Basic	1.82	1.62	1.32	1.82	1.49
Diluted	1.81	1.61	1.32	1.81	1.49
Dividends per share	1.06	1.00	1.00	0.96	0.88

	December 31,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheets
Total assets	$28,138	$26,686	$24,091	$21,924	$22,970
Long-term debt including capital leases, less current maturities	10,146	10,169	8,947	8,290	8,345

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data.

EXECUTIVE OVERVIEW

Throughout 2011, we continued to successfully execute on the long-term strategies that we outlined for our shareholders. These included solid earnings growth in 2011, the successful execution on capital expansion plans that underlie our growth objectives, and maintaining a strong balance sheet. These results, combined with future growth opportunities, led our Board of Directors to approve an increase in our quarterly dividend effective with the fourth quarter of 2011 to $0.28 per share, or $1.12 annually, representing an $0.08 increase from the third-quarter annual level. Our near-term objective is to increase our dividend by at least $0.08 per year and to continue paying cash dividends in the future. In the long-term, we anticipate paying dividends at an average payout ratio level of between 60%-65% of our net income from controlling interests per share of common stock.

During 2011, our fee-based businesses at U.S. Transmission, Distribution and Western Canada Transmission & Processing performed well by meeting the needs of our customers and generating increased earnings and cash flows from successful expansion projects placed in service. In addition, NGL prices improved significantly compared to 2010, contributing to higher earnings in 2011. We reported net income from controlling interests of $1,184 million, and $1.81 of diluted earnings per share for 2011 compared to net income from controlling interests of $1,049 million, and $1.61 of diluted earnings per share for 2010.

Earnings highlights for 2011 include the following:

•	U.S. Transmission’s earnings benefited from the successful execution of planned expansion projects, partially offset by lower contracted volumes and rates and higher operating costs,

•	Distribution’s earnings reflect higher customer usage of natural gas in core markets and a stronger Canadian dollar, partially offset by higher operating costs,

•	Western Canada Transmission & Processing earnings increased mainly as a result of higher gathering and processing earnings from expansions and a stronger Canadian dollar, and

•	Field Services earnings increased as a result of higher commodity prices and lower interest expense, partially offset by higher planned operating expenses.

We invested $1.9 billion of capital and investment expenditures in 2011, including approximately $1.1 billion of expansion capital expenditures. In addition, we acquired the Big Sandy pipeline assets in 2011 for approximately $390 million. Successful execution of our 2011 projects allowed us to continue to achieve aggregate returns in excess of our targeted 10%-12% return on capital employed range. Return on capital employed as it relates to expansion projects is calculated by us as incremental earnings before interest and taxes generated by a project divided by the total cost of the project. We continue to foresee significant expansion capital spending over the next several years, with approximately $1.3 billion planned for 2012, as we execute on identified opportunities around new natural gas supply volumes in Western Canada and the Appalachian and southeast regions of the United States.

We are committed to an investment-grade balance sheet and continued prudent financial management of our capitalization structure. Therefore, financing these growth activities will continue to be based on our strong, and growing, fee-based earnings and cash flows as well as the issuance of long-term debt. In 2012, we plan to issue approximately $1.3 billion of combined long-term debt and commercial paper, including the refinancing of approximately $500 million of long-term debt maturities. In addition, as part of our overall financial management, we have ongoing access to approximately $1.8 billion under our credit facilities as of December 31, 2011, to be utilized as needed for effective working capital management. At December 31, 2011, our debt-to-capitalization ratio is at 56%. Total capitalization benefited from strong earnings and the issuance of additional public units of Spectra Energy Partners in 2011.

Our Strategy.    Our focus is on leading the natural gas infrastructure industry in terms of safe and reliable operations, customer responsiveness and profitability. Through our network of people and assets, we will increase our size, financial flexibility and services to meet the changing needs of our customers. Our primary business objective is to create superior and sustainable value for our investors, customers, employees and communities by providing natural gas gathering, processing, transmission, storage and distribution services. We intend to accomplish this objective by executing the following overall business strategies, which remain consistent with our 2011 strategies:

•	Deliver on our 2012 financial commitments.

•	Effectively execute our 2012 expansion plans.

•	Leverage our asset footprint to develop new growth opportunities.

Natural gas supply dynamics continue to rapidly change and strengthen, and there is growing long-term potential for natural gas to be an effective solution for meeting the energy needs of North America. This causes us to be optimistic about future growth opportunities. Identified opportunities include conversions of coal-fired generation plants that are in close proximity to our pipelines in the southeastern and northeastern United States to natural gas-fired generation, the attachment of shale supplies to attractive markets, incremental gathering and processing requirements in western Canada, potential LNG exports from North America to Asia and other continents, and significant new liquids pipeline infrastructure, and gathering and processing facilities in our Field Services segment. With our advantage of providing access to strong supply regions as well as growing natural gas and liquids markets, we expect to continue expanding our assets and operations to meet these needs.

Successful execution of our strategy will be determined by such key factors as the continued successful production and the consumption of natural gas within the U.S. and Canada, our ability to provide creative solutions for customers’ energy needs as they evolve, and continued cost control and successful execution on capital projects.

We continue to be actively engaged in the national discussions in both the U.S. and Canada regarding the potential for natural gas to be a key component of a long-term energy solution for North America. Consistent with our key role in this solution, we are committed to operating all of our assets safely and reliably for our employees, the communities in which we operate and our customers. And we have taken a lead role in supporting natural gas pipeline safety legislation.

Significant Economic Factors For Our Business.    Our regulated businesses are generally economically stable and are not significantly affected in the short-term by changing commodity prices. However, all of our businesses can be negatively affected in the long term by sustained downturns in the economy or prolonged decreases in the demand for natural gas and/or NGLs, all of which are beyond our control and could impair our ability to meet long-term goals.

Most of our revenues are based on regulated tariff rates, which include the recovery of certain fuel costs. Lower overall economic output would cause a decline in the volume of natural gas distributed or gathered and processed at our plants, resulting in lower earnings and cash flows. This decline would mostly affect distribution revenues and gathering revenues, potentially in the short term. Transmission revenues could be affected by long-term economic declines that result in the non-renewal of long-term contracts at the time of expiration. Pipeline transportation and storage customers continue to renew most contracts as they expire. Gathering and processing revenues and the earnings and cash distributions from our Field Services segment are also affected by volumes of natural gas made available to our systems, which are primarily driven by levels of natural gas drilling activity. Current levels of interest remain strong for natural gas exploration, and drilling activity in the areas that affect our Western Canada Transmission & Processing and Field Services segments remains strong, primarily driven by recent positive developments around unconventional gas reserves production in numerous locations within North America as discussed further below.

Our combined key markets—the northeastern and the southeastern United States, the Pacific Northwest, British Columbia and Ontario—are projected to continue to exhibit higher than average annual growth in natural gas demand versus the North American and continental United States average growth rates through 2019. This demand growth is primarily driven by the natural gas-fired electric generation sector. The natural gas industry is currently experiencing a significant shift in the sources of supply, and this dramatic change is affecting our growth strategies. Traditionally, supply to our markets has come from the Gulf Coast region, both onshore and offshore, as well as from natural gas reserves in western and eastern Canada. The national supply profile is shifting to new sources of gas from natural gas shale basins in the Rockies, Mid-Continent, Appalachia, Texas and Louisiana. And significant supply sources continue to be identified for development in western Canada. These supply shifts are shaping the growth strategies that we will pursue, and therefore, will affect the nature of the projects anticipated in the capital and investment expenditure increases discussed below in “Liquidity and Capital Resources.” Recent community and political pressures have arisen around the production processes associated with extracting natural gas from the natural gas shale basins. Although we continue to believe that natural gas will remain a viable energy solution for the U.S. and Canada, these pressures could increase costs and/or cause a slowdown in the production of natural gas from these basins, and therefore, could negatively affect our growth plans.

Natural gas storage prices have recently been challenged as a result of increasing natural gas supply and narrower seasonal price spreads. Gas supply and demand dynamics continue to change as a result of the development of new unconventional shale gas supplies. These market factors will continue to keep downward pressure on storage values in the near term.

While current drilling levels are below recent historical averages, the relatively higher productivity of unconventional wells has led to increased production supporting continued growth of Western Canada Transmission & Processing’s gathering and processing business in the areas of British Columbia and Alberta where unconventional gas development is prevalent.

In certain areas of Western Canada Transmission & Processing’s operations served by conventional supply, lower natural gas prices resulting from increasing North American gas production have reduced producer demand for expansions of the British Columbia conventional gas processing plants as well as renewals of existing gas processing contracts, and could continue to do so as long as gas prices remain below historical norms.

Our businesses in the United States are subject to regulations on the federal and state level. Regulations applicable to the gas transmission and storage industry have a significant effect on the nature of the businesses and the manner in which they operate. Changes to regulations are ongoing and we cannot predict the future course of changes in the regulatory environment or the ultimate effect that any future changes will have on our businesses. Additionally, investments and projects located in Canada expose us to risks related to Canadian laws, taxes, economic conditions, fluctuations in currency rates, political conditions and policies of the Canadian government. During the past several years, the Canadian dollar has strengthened by more than 15% compared to the U.S. dollar, which favorably affected earnings and equity during these periods. Changes in the exchange rate or any other factors are difficult to predict and may affect our future results and financial position.

Certain of our earnings are affected by fluctuations in commodity prices, especially the earnings of DCP Midstream which are most sensitive to changes in NGL prices. We evaluate, on an ongoing basis, the risks associated with commodity price volatility and currently have no plans to materially hedge our exposures to commodity prices.

Based on current projections, it is expected that our effective income tax rate on continuing operations will approximate 28%–29% for 2012. Our overall effective tax rate largely depends on the proportion of earnings in the United States to the earnings of our Canadian operations. Our earnings in the U.S. are subject to a 35% federal statutory tax rate and in Canada are subject to an effective tax rate of approximately 17% that is driven by lower statutory rates and recognition of certain regulatory tax benefits. See “Liquidity and Capital Resources” for further discussion about the tax impact of repatriating funds generated from our Canadian operations to Spectra Energy Corp (the U.S. parent).

Our strategic objectives include a critical focus on capital expansion projects that will require access to capital markets. An inability to access capital at competitive rates could affect our ability to implement our strategy. Market disruptions or a downgrade in our credit ratings may increase the cost of borrowings or affect our ability to access one or more sources of liquidity.

During the past few years, capital expansion projects have been exposed to cost pressures associated with the availability of skilled labor, the pricing of materials and challenges associated with ensuring the protection of our environment and continual safety enhancements to our facilities. We maintain a strong focus on project management activities to address these pressures as we move forward with planned expansion opportunities. Significant cost increases could negatively affect the returns ultimately earned on current and future expansions.

For further information related to management’s assessment of our risk factors, see Part I. Item 1A. Risk Factors.

RESULTS OF OPERATIONS

	2011	2010	2009
	(in millions)
Operating revenues	$5,351	$4,945	$4,552
Operating expenses	3,596	3,281	3,088
Gains on sales of other assets and other, net	8	10	11

Operating income	1,763	1,674	1,475
Other income and expenses	606	462	406
Interest expense	625	630	610

Earnings from continuing operations before income taxes	1,744	1,506	1,271
Income tax expense from continuing operations	487	383	352

Income from continuing operations	1,257	1,123	919
Income from discontinued operations, net of tax	25	6	5

Net income	1,282	1,129	924
Net income—noncontrolling interests	98	80	75

Net income—controlling interests	$1,184	$1,049	$849

2011 Compared to 2010

Operating Revenues.    The $406 million, or 8%, increase was driven mainly by:

•	revenues from expansion projects at U.S. Transmission and Western Canada Transmission & Processing and the acquisitions of Bobcat and Big Sandy at U.S. Transmission,

•	the effects of a stronger Canadian dollar on revenues at Distribution and Western Canada Transmission & Processing,

•	an increase in customer usage of natural gas due to colder weather in 2011 at Distribution, and

•

higher NGL and other petroleum products sales volumes from the Empress operations due to the effect of a scheduled plant turnaround in 2010, and higher NGL sales prices associated with the Empress operations in 2011 at Western Canada Transmission & Processing, partially offset by

•	lower natural gas prices passed through to customers at Distribution.

Operating Expenses.    The $315 million, or 10%, increase was driven mainly by:

•

higher volumes of natural gas purchased attributable to higher demand for NGL and other petroleum products for extraction and make-up, and higher prices of natural gas purchased caused primarily by higher extraction premiums at the Empress operations at Western Canada Transmission & Processing,

•	higher volumes of natural gas sold as a result of colder weather in 2011 at Distribution,

•	the effects of a stronger Canadian dollar at Distribution and Western Canada Transmission & Processing, and

•	higher corporate costs, partially offset by

•	lower natural gas prices passed through to customers at Distribution.

Operating Income.    The $89 million increase was mainly driven by higher earnings from expansion projects at U.S. Transmission and Western Canada Transmission & Processing, and the effects of a stronger Canadian dollar, partially offset by higher corporate costs.

Other Income and Expenses.    The $144 million increase was attributable to higher equity earnings from Field Services mainly due to higher commodity prices, and lower interest and income tax expenses, partially offset by higher planned operating expenses.

Income Tax Expense from Continuing Operations.    The $104 million increase was a result of higher earnings from continuing operations and higher effective tax rates. The effective tax rate for income from continuing operations was 28% in 2011 compared to 25% in 2010. The lower effective tax rate in 2010 was primarily due to favorable tax settlements, including an administrative change by the Canadian federal government that resulted in cash tax refunds from historical tax years and a reduction to the deferred tax liability. See Note 7 of Notes to Consolidated Financial Statements for reconciliations of our effective tax rates to the statutory tax rate.

Income from Discontinued Operations, Net of Tax.    The $19 million increase reflects the 2011 recovery of losses incurred in the fourth quarter of 2010 related to a breach by a third party of certain scheduled propane deliveries to us. Higher income from propane deliveries and the recovery of losses in 2011 were offset by a favorable income tax adjustment related to previously discontinued operations in the first quarter of 2010.

Net Income—Noncontrolling Interests.    The $18 million increase was mainly driven by an increase in the noncontrolling interests ownership percentage resulting from the Spectra Energy Partners public sales of additional partner units in December 2010 and June 2011, and higher earnings from Spectra Energy Partners, primarily as a result of their acquisitions of an additional 24.5% in Gulfstream in the fourth quarter of 2010 and Big Sandy in July 2011.

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

•

a reimbursement of project development costs by customers and the capitalization of previously expensed costs on northeast expansions in 2009 and higher operating costs at U.S. Transmission in 2010, and

•

higher prices of natural gas purchased, net of lower production volumes, at the Empress operations and higher facilities maintenance costs related to an increase in scheduled plant turnarounds at Western Canada Transmission & Processing, partially offset by

•	lower net corporate costs mainly due to a benefit related to an early termination notice made by Westcoast Energy Inc. (Westcoast) for capacity contracts held on the Alliance pipeline in 2010, and

•	lower natural gas prices passed through to customers and lower operating fuel costs at Distribution.

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

Income Tax Expense from Continuing Operations.    The $31 million increase was a result of higher earnings from continuing operations in 2010, partially offset by favorable tax settlements in 2010. The effective tax rate for income from continuing operations was 25% in 2010 compared to 28% in 2009. The lower effective tax rate in 2010 was primarily due to favorable tax settlements, including an administrative change by the Canadian federal government that resulted in cash tax refunds from historical tax years and a reduction to the deferred tax liability. See Note 7 of Notes to Consolidated Financial Statements for reconciliations of our effective tax rate to the statutory tax rate.

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

Segment Results

Management evaluates segment performance based on earnings before interest and taxes (EBIT), which represents earnings from continuing operations (both operating and non-operating) before interest and taxes, net of noncontrolling interests related to those earnings. Cash, cash equivalents and investments are managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income on those balances, are excluded from the segments’ EBIT. We consider segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of our ownership interest in operations without regard to financing methods or capital structures.

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

Field Services gathers, processes, treats, compresses, transports and stores natural gas and fractionates, transports, gathers, treats, processes, stores, markets and trades NGLs. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by ConocoPhillips. Field Services gathers raw natural gas through gathering systems located in nine major natural gas producing regions: Mid-Continent, Rocky Mountain, East Texas-North Louisiana, Barnett Shale, Gulf Coast, South Texas, Central Texas, Antrim Shale and Permian Basin.

Our segment EBIT may not be comparable to similarly titled measures of other companies because other companies may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table and detailed discussions follow:

EBIT by Business Segment

	2011	2010	2009
	(in millions)
U.S. Transmission	$983	$948	$894
Distribution	425	409	336
Western Canada Transmission & Processing	510	409	343
Field Services	449	335	296

Total reportable segment EBIT	2,367	2,101	1,869
Other	(104)	(38)	(74)

Total reportable segment and other EBIT	2,263	2,063	1,795
Interest expense	625	630	610
Interest income and other (a)	106	73	86

Earnings from continuing operations before income taxes	$1,744	$1,506	$1,271

(a)	Includes foreign currency transaction gains and losses and the add-back of noncontrolling interests related to segment EBIT.

Noncontrolling interests as presented in the following segment-level discussions includes only noncontrolling interests related to EBIT of non-100%-owned subsidiaries. It does not include noncontrolling interests related to interest and taxes of those operations. The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

U.S. Transmission

	2011	2010	Increase (Decrease)	2009	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$1,900	$1,821	$79	$1,690	$131
Operating expenses
Operating, maintenance and other	684	671	13	577	94
Depreciation and amortization	272	258	14	246	12
Gains on sales of other assets and other, net	8	11	(3)	11	—

Operating income	952	903	49	878	25
Other income and expenses	132	126	6	91	35
Noncontrolling interests	101	81	20	75	6

EBIT	$983	$948	$35	$894	$54

Proportional throughput, TBtu (a)	2,770	2,708	62	2,574	134

(a)	Revenues are not significantly affected by pipeline throughput fluctuations, since revenues are primarily composed of demand charges.

2011 Compared to 2010

Operating Revenues.    The $79 million increase was driven by:

•	a $136 million increase from expansion projects and the acquisitions of Bobcat in August 2010 and Big Sandy in July 2011, partially offset by

•	a $24 million decrease in recoveries of electric power and other costs passed through to customers,

•	a $24 million decrease from lower contracted volumes and rates as a result of contract renewals mainly at Ozark Gas Transmission and Algonquin, and

•	a $10 million decrease in processing revenues associated with pipeline operations caused by lower volumes.

Operating, Maintenance and Other.    The $13 million increase was driven by:

•	a $20 million increase from acquisitions and expansion projects,

•	an $11 million increase in project development costs due to $6 million of costs expensed in 2011 and $5 million capitalized in 2010 from costs that were previously expensed in 2009, and

•	a $9 million increase in equipment repair and maintenance expenses, pipeline integrity costs, and software costs, partially offset by

•	a $27 million decrease in electric power and other costs passed through to customers.

Depreciation and Amortization.    The $14 million increase was mainly driven by expansion projects placed in service in 2010 and the acquisitions of Bobcat and Big Sandy.

Other Income and Expenses.    The $6 million increase was primarily due to an indemnification of a tax liability related to the Bobcat acquisition.

Noncontrolling Interests.    The $20 million increase was driven by an increase in the noncontrolling ownership interests resulting from the Spectra Energy Partners public sales of additional partner units in December 2010 and June 2011, and higher earnings from Spectra Energy Partners, as a result of their acquisitions of an additional 24.5% in Gulfstream in the fourth quarter 2010 and Big Sandy in July 2011.

EBIT.    The $35 million increase was primarily due to higher earnings from expansion projects, partially offset by higher operating expenses and lower contracted volumes and rates at Ozark Gas Transmission and Algonquin.

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

Other Income and Expenses.    The $35 million increase was mainly a result of an $18 million charge in 2009 due to the discontinuance of rate regulated accounting treatment by SESH, a $13 million increase in the allowance for funds used during construction (AFUDC) in 2010 as a result of higher capital spending, and a $10 million increase in equity earnings from expansion projects on Gulfstream and Steckman Ridge that were placed in service in 2009.

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

Our interstate pipeline operations are subject to pipeline safety regulation administered by PHMSA of the U.S. Department of Transportation. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines.

On January 3, 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 was signed into law. This Act amends the Pipeline Safety Act in a number of significant ways, including:

•	Authorizing PHMSA to assess higher penalties for violations of its regulations,

•

Requiring PHMSA to adopt appropriate regulations within two years requiring the use of automatic or remote-controlled shutoff valves on new or rebuilt pipeline facilities and to perform a study on the application of such technology to existing pipeline facilities in High Consequence Areas (HCAs),

•	Requiring operators of pipelines to verify maximum allowable operating pressure and report exceedances within five days,

•	Requiring PHMSA to study and report on the adequacy of soil cover requirements in HCAs, and

•	Requiring PHMSA to evaluate in detail whether integrity management requirements should be expanded to pipeline segments outside of HCAs (where the requirements currently apply).

In August 2011, PHMSA initiated an Advance Notice of Proposed Rulemaking announcing its consideration of substantial revisions in its regulations to increase pipeline safety. PHMSA also has issued an Advisory Bulletin which among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. These legislative and regulatory changes, when implemented, will impose additional costs on new pipeline projects as well as on existing operations. Because the extent of the new requirements and the timing of their application is still uncertain, we cannot reasonably determine the impacts that these changes will have on our operations, earnings, financial condition and cash flows at this time.

Distribution

	2011	2010	Increase (Decrease)	2009	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$1,831	$1,779	$52	$1,745	$34
Operating expenses
Natural gas purchased	760	770	(10)	878	(108)
Operating, maintenance and other	441	406	35	358	48
Depreciation and amortization	208	194	14	172	22

Operating income	422	409	13	337	72
Other income and expenses	3	—	3	(1)	1

EBIT	$425	$409	$16	$336	$73

Number of customers, thousands	1,360	1,344	16	1,325	19
Heating degree days, Fahrenheit	7,122	6,832	290	7,435	(603)
Pipeline throughput, TBtu	846	913	(67)	809	104
Canadian dollar exchange rate, average	0.99	1.03	(0.04)	1.14	(0.11)

2011 Compared to 2010

Operating Revenues.    The $52 million increase was driven mainly by:

•	a $115 million increase in customer usage of natural gas primarily due to weather that was more than 4% colder than in 2010,

•	a $68 million increase resulting from a stronger Canadian dollar,

•	a $15 million increase from growth in the number of customers, and

•	a $10 million increase in short-term transportation revenue due to higher exchange revenue, partially offset by

•

a $136 million decrease from lower natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month New York Mercantile Exchange (NYMEX) forecast,

•	a $12 million decrease from higher earnings to be shared with customers, and

•	a $7 million decrease primarily due to lower storage prices.

Natural Gas Purchased.    The $10 million decrease was driven mainly by:

•	a $136 million decrease from lower natural gas prices passed through to customers, and

•	a $5 million decrease in fuel and operating costs, partially offset by

•	a $102 million increase due to higher volumes of natural gas sold primarily as a result of weather that was more than 4% colder than in 2010,

•	a $28 million increase resulting from a stronger Canadian dollar, and

•	a $9 million increase from growth in the number of customers.

Operating, Maintenance and Other.    The $35 million increase was driven mainly by:

•	a $21 million increase primarily due to higher employee benefits costs, and

•	a $17 million increase resulting from a stronger Canadian dollar.

Depreciation and Amortization.    The $14 million increase was driven primarily by a stronger Canadian dollar.

EBIT.    The $16 million increase was mainly a result of a stronger Canadian dollar, higher customer usage of natural gas in core market, growth in the number of customers and higher short-term transportation revenue. These increases were partially offset by higher employee benefit costs, higher earnings to be shared with customers and lower storage prices.

2010 Compared to 2009

Operating Revenues.    The $34 million increase was driven by:

•	a $184 million increase resulting from a stronger Canadian dollar,

•	an $11 million increase due to a 2009 charge for a settlement on 2008 earnings to be shared with customers,

•	a $9 million increase in long-term storage resulting from a lower 2010 approved ratio of earnings to be shared with customers, and

•	a $5 million increase due to growth in the number of customers, partially offset by

•	a $152 million decrease from lower natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month NYMEX forecast, and

•	a $14 million decrease in customer usage of natural gas due to weather that was more than 8% warmer than in 2009.

Natural Gas Purchased.    The $108 million decrease was driven mainly by:

•	a $152 million decrease from lower natural gas prices passed through to customers,

•	a $28 million decrease in operating fuel costs, and

•	a $2 million decrease due to lower volumes of natural gas sold as a result of weather that was more than 8% warmer than in 2009, partially offset by

•	an $87 million increase resulting from a stronger Canadian dollar.

Operating, Maintenance and Other.    The $48 million increase was driven mainly by:

•	a $38 million increase resulting from a stronger Canadian dollar, and

•	a $10 million increase related to higher employee benefits costs primarily associated with higher amortization of pension plan market value losses that have occurred in recent years.

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

Matters Affecting Future Distribution Results

We expect that the long-term demand for natural gas in North America will continue to grow. Furthermore, we expect growth related to the conversion of coal-fired generation to natural gas as Ontario policy continues to support the elimination of coal-fired generation by the end of 2014. However, growth outside of the power market driven by continued lower natural gas prices is expected to be offset in the near term by lower distribution throughput as a result of energy conservation initiatives.

Union Gas made an initial filing in 2011 to begin the OEB review process that will result in new rates for 2013. This filing included updated revenue and cost forecasts, as well as revised assumptions about ROE. Union Gas plans to file its application for a new multi-year incentive regulation framework after receiving the OEB decision on its 2013 rate application.

Natural gas storage prices have recently been challenged as a result of increasing natural gas supply and narrower seasonal price spreads. Gas supply and demand dynamics continue to change as a result of the development of new unconventional shale gas supplies. These market factors will continue to affect Union Gas’ unregulated storage and regulated transportation revenues in the near term.

During the past several years, the Canadian dollar has generally strengthened compared to the U.S. dollar, which favorably affected earnings during these periods, except in the fourth quarter 2008 and the first quarter 2009 when the Canadian dollar weakened significantly in a very short period of time. Changes in the exchange rate or any other factors are difficult to predict and may affect future results.

Western Canada Transmission & Processing

	2011	2010	Increase (Decrease)	2009	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$1,672	$1,345	$327	$1,115	$230
Operating expenses
Natural gas and petroleum products purchased	432	290	142	222	68
Operating, maintenance and other	565	486	79	407	79
Depreciation and amortization	186	169	17	144	25
Loss on sales of other assets and other, net	—	(1)	1	—	(1)

Operating income	489	399	90	342	57
Other income and expenses	21	10	11	1	9

EBIT	$510	$409	$101	$343	$66

Pipeline throughput, TBtu	713	627	86	604	23
Volumes processed, TBtu	728	664	64	655	9
Empress inlet volumes, TBtu	619	600	19	737	(137)
Canadian dollar exchange rate, average	0.99	1.03	(0.04)	1.14	(0.11)

2011 Compared to 2010

Operating Revenues.    The $327 million increase was driven by:

•	an $81 million increase in gathering and processing revenues due primarily to contracted volumes from expansions associated with non-conventional supply discoveries in the Fort Nelson area,

•	a $62 million increase as a result of a stronger Canadian dollar,

•	a $60 million increase due to higher NGL sales prices associated with the Empress operations,

•	a $51 million increase in sales volumes of residual natural gas primarily to Union Gas at Empress,

•	a $33 million increase due to higher NGL sales volumes associated with the Empress operations resulting primarily from the effect of the scheduled plant turnaround in 2010.

•	a $25 million increase due to higher costs of service recovered from transportation customers, and

•	a $23 million increase from recovery of carbon and other non-income tax expense from customers.

Natural Gas and Petroleum Products Purchased.    The $142 million increase was driven by:

•	a $71 million increase due primarily to increased volumes of natural gas purchases for extraction and make-up at Empress,

•	a $65 million increase as a result of higher prices of natural gas and other petroleum products purchased for the Empress facility caused primarily by higher extraction premiums, and

•	a $13 million increase due to a stronger Canadian dollar.

Operating, Maintenance and Other.    The $79 million increase was driven by:

•	a $23 million increase in carbon and other non-income tax expense,

•	a $22 million increase due to a stronger Canadian dollar,

•	a $21 million increase due primarily to higher costs of service passed through to transportation customers, and

•	a $7 million increase due primarily to higher maintenance costs.

Depreciation and Amortization.    The $17 million increase was driven mainly by expansion projects placed in service and maintenance capital incurred, as well as a stronger Canadian dollar.

Other Income and Expenses.    The $11 million increase was driven primarily by higher AFUDC resulting from higher capital spent on expansion projects.

EBIT.    The $101 million increase was driven mainly by higher gathering and processing earnings from expansions, and a stronger Canadian dollar.

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

Matters Affecting Future Western Canada Transmission & Processing Results

Western Canada Transmission & Processing plans to continue earnings growth through capital efficient “supply push” projects, primarily associated with gathering and processing expansion and incremental transportation capacity to support drilling activity in northern British Columbia as well as future LNG exports. Earnings can fluctuate from period-to-period as a result of the timing of processing plant turnarounds that reduce revenues while a plant is out of service and increase operating costs as a result of the turnaround maintenance work. Western Canada Transmission & Processing’s 17 processing plants are generally scheduled for turnaround work every three to four years, with the work being staggered to prevent significant outages at any given time in a single geographic area. Future earnings will also be affected by the ability to renew service contracts and regulatory stability. Earnings from processing services will be affected by the ability to access additional natural gas reserves. In addition, the Empress NGL business will be affected by gas flows eastbound beyond Empress, costs of acquiring natural gas and NGL extraction rights, and NGL prices.

During the past several years, the Canadian dollar has generally strengthened compared to the U.S. dollar, which favorably affected earnings during these periods, except in the fourth quarter 2008 and the first quarter of 2009 when the Canadian dollar weakened significantly in a very short period of time. Changes in the exchange rate or any other factors are difficult to predict and may affect future results.

While current drilling levels are below recent historical averages, the relatively higher productivity of unconventional wells has led to increased production supporting continued growth of Western Canada Transmission & Processing’s gathering and processing business in the areas of British Columbia and Alberta where unconventional gas development is prevalent.

In certain areas of Western Canada Transmission & Processing’s operations served by conventional supply, lower natural gas prices resulting from increasing North American gas production have reduced producer demand for both expansions of the British Columbia conventional gas processing plants as well as renewals of existing gas processing contracts, and could continue to do so as long as gas prices remain below historical norms.

Field Services

	2011	2010	Increase (Decrease)	2009	Increase (Decrease)
	(in millions, except where noted)
Equity in earnings of unconsolidated affiliates	$449	$335	$114	$296	$39

EBIT	$449	$335	$114	$296	$39

Natural gas gathered and processed/transported, TBtu/d (a,b)	7.0	6.9	0.1	6.9	—
NGL production, MBbl/d (a,c)	383	369	14	358	11
Average natural gas price per MMBtu (d)	$4.04	$4.39	$(0.35)	$3.99	$0.40
Average NGL price per gallon (e)	$1.21	$0.98	$0.23	$0.71	$0.27
Average crude oil price per barrel (f)	$95.12	$79.53	$15.59	$61.81	$17.72

(a)	Reflects 100% of volumes.
(b)	Trillion British thermal units per day.
(c)	Thousand barrels per day.
(d)	Average price based on NYMEX Henry Hub.
(e)	Does not reflect results of commodity hedges.
(f)	Average price based on NYMEX calendar month.

2011 Compared to 2010

EBIT.    Higher equity earnings of $114 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $152 million increase from commodity-sensitive processing arrangements due to increased NGL and crude oil prices, net of decreased natural gas prices,

•	a $20 million increase attributable to a decrease in interest expense due to favorable rates during 2011,

•	an $11 million increase attributable to decreased income tax expense related to the de-recognition of certain deferred tax assets in the 2010 period, and

•	a $9 million increase in earnings from DCP Partners as a result of growth and mark-to-market gains on derivative instruments used to protect distributable cash flows, partially offset by

•	a $64 million decrease due to higher operating expenses largely resulting from DCP Partners’ growth from acquisitions, increased repairs and maintenance costs and increased benefits costs, and

•	a $13 million decrease as a result of a gain of $30 million in 2010 associated with the issuance of partnership units by DCP Partners compared to a gain of $17 million in 2011.

2010 Compared to 2009

EBIT.    Higher equity earnings of $39 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $186 million increase from commodity-sensitive processing arrangements due to increased NGL, crude oil and natural gas prices, and

•	a $15 million increase in earnings from DCP Partners primarily as a result of lower mark-to-market losses on derivative instruments used to protect distributable cash flows, partially offset by

•	a $105 million decrease as a result of a gain of $135 million in 2009 associated with the issuance of partnership units by DCP Partners compared to a gain of $30 million in 2010,

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

Supplemental Data

Below is supplemental information for DCP Midstream’s operating results (presented at 100%):

	2011	2010	2009
	(in millions)
Operating revenues	$12,982	$10,981	$8,560
Operating expenses	11,868	10,138	8,026

Operating income	1,114	843	534
Other income and expenses	26	34	24
Interest expense, net	213	253	254
Income tax expense (benefit)	3	5	(2)

Net income	924	619	306
Net income (loss)—noncontrolling interests	61	27	(16)

Net income attributable to members’ interests	$863	$592	$322

As a result of the adoption of a new accounting standard in 2009, DCP Midstream reclassified to equity certain deferred gains on sales of common units in DCP Partners. Our proportionate 50% share, totaling $17 million in 2011, $30 million in 2010 and $135 million in 2009 were recorded in Equity in Earnings of Unconsolidated Affiliates in the Consolidated Statement of Operations.

Matters Affecting Future Field Services Results

Drilling levels vary by geographic area, but in general, drilling remains robust in areas with a high content of liquids in the gas stream and crude drilling with associated gas production. In other areas, drilling continues to remain relatively modest. In addition, advances in technology, such as horizontal drilling and hydraulic fracturing in shale plays, have led to certain geographic areas becoming increasingly accessible. NGL production increased during 2011 as compared to 2010 due to drilling occurring in liquids-rich areas. Gas prices currently remain modest due to the increased supply, high inventory, warm winter weather and reduced demand. Under DCP Midstream’s contract structures, which are predominantly percent-of-proceeds contracts, DCP Midstream receives payments in-kind in the form of commodities and, as a result, typically has “long” natural gas and NGL positions. As such, a decrease in natural gas prices can negatively impact DCP Midstream’s margin. However, any decline would be partially offset by its keep-whole contracts where gross margin is directly related to the price of NGLs and inversely related to the price of natural gas. DCP Midstream’s long-term view is that as economic conditions improve, natural gas prices will return to levels that will support sustainable levels of natural gas drilling.

Other

	2011	2010	Increase (Decrease)	2009	Increase (Decrease)
	(in millions)
Operating revenues	$72	$58	$14	$47	$11
Operating expenses	170	95	75	130	(35)

Operating loss	(98)	(37)	(61)	(83)	46
Other income and expenses	(6)	(1)	(5)	9	(10)

EBIT	$(104)	$(38)	$(66)	$(74)	$36

2011 Compared to 2010

EBIT.    The $66 million decrease in EBIT reflects a prior-year benefit of $31 million related to an early termination notice made by Westcoast for capacity contracts held on the Alliance pipeline, an increase in reserves of $14 million for captive insurance for miscellaneous loss events and higher corporate costs, including employee and retiree benefit costs, partially offset by an expense in the 2010 period for resolution of a corporate legal matter.

2010 Compared to 2009

EBIT.    The $36 million increase in EBIT reflects a benefit of $31 million related to an early termination notice made by Westcoast for capacity contracts held on the Alliance pipeline and favorable captive insurance results in 2010, partially offset by a $7 million charge in 2010 for resolution of a corporate legal matter.

Matters Affecting Future Other Results

Future Other results will continue to include corporate and business services we provide for our operations, and will also include operating costs and self-insured losses associated with our captive insurance entities. The results for Other could be impacted by the number and severity of insured property losses, particularly during the hurricane season.

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

Regulatory Accounting

We account for certain of our operations under accounting for regulated entities. As a result, we record assets and liabilities that result from the regulated ratemaking process that would not be recorded under generally accepted accounting principles for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or for instances where the regulator provides current rates that are intended to recover costs that are expected to be incurred in the future. We continually assess whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders to other regulated entities. Based on this assessment, we believe our existing regulatory assets, which primarily relate to the future collection of deferred income tax costs for our Canadian regulated operations, are probable of recovery. This assessment reflects the current political and regulatory climate at the state, provincial and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, asset write-offs would be required. Additionally, regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment and amortization of regulatory assets. Total regulatory assets were $1,142 million as of December 31, 2011 and $1,061 million as of December 31, 2010. Total regulatory liabilities were $562 million as of December 31, 2011 and $559 million as of December 31, 2010.

In 2009, we recorded $18 million of pre-tax charges due to the discontinuance of rate regulated accounting treatment by SESH as a result of significant increases in construction costs of the SESH pipeline beyond the original estimates. These costs were not accompanied by equivalent increases in negotiated rates charged by SESH to its customers.

Impairment of Goodwill

We perform an annual goodwill impairment test and update the test if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. No impairments of goodwill were recorded in 2011, 2010 or 2009.

We had goodwill balances of $4,420 million at December 31, 2011 and $4,305 million at December 31, 2010. The increase in goodwill in 2011 was primarily the result of $194 million of goodwill at U.S. Transmission associated with the acquisition of Big Sandy in July 2011. The majority of our goodwill relates to the acquisition of Westcoast in 2002, which owns significantly all of our Canadian operations. As of the acquisition date or upon a change in reporting units, we allocate goodwill to a reporting unit, which we define as an operating segment or one level below an operating segment.

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

The long-term growth rates used for our reporting units reflect continued expansion of our assets, driven by new natural gas supplies such as shale gas in North America and increasing demand for natural gas transportation capacity on our pipeline systems primarily as a result of forecasted growth in natural gas-fired power plants. We assumed a weighted-average long-term growth rate of 3.7% for our 2011 goodwill impairment analysis. Had we assumed a 100 basis point lower growth rate for each of our reporting units, except for the Distribution reporting unit, there would still have been no impairment of goodwill. The Distribution reporting unit used a long-term growth rate assumption at the lower end of our growth rate range as a result of lower long-term projections of natural gas conversions and sustained mild economic growth in this region and therefore has a higher sensitivity to growth rate declines. Approximately $855 million of goodwill is allocated to our Distribution segment as of December 31, 2011.

We continue to monitor the effects of the economic downturn that global economies are currently facing on the long-term cost of capital utilized to calculate our reporting unit fair values. In evaluating our reporting units for our 2011 goodwill impairment analysis, we assumed weighted-average costs of capital ranging from 7.0% to 8.2% that market participants would use. Had we assumed a 100 basis point increase in the weighted-average cost of capital for each of our reporting units, there would still have been no impairment of goodwill. For our regulated businesses in Canada, if an increase in the cost of capital occurred, we assume that the effect on the corresponding reporting unit’s fair value would be ultimately offset by a similar increase in the reporting unit’s regulated revenues since those rates include a component that is based on the reporting unit’s cost of capital.

Based on the results of our annual impairment testing, the fair values of our reporting units at April 1, 2011 exceeded their carrying values. No triggering events or changes in circumstances occurred during the period April 1, 2011 (our testing date) through December 31, 2011 that would warrant re-testing for goodwill impairment.

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

Pension and Other Post-Retirement Benefits

The calculations of pension and other post-retirement expense and liabilities require the use of numerous assumptions. Changes in these assumptions can result in different reported expense and liability amounts, and future actual experience can differ from the assumptions. We believe that the most critical assumptions used in the accounting for pension and other post-retirement benefits are the expected long-term rate of return on plan assets, the assumed discount rate, and medical and prescription drug cost trend rate assumptions.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension and post-retirement plans will impact future pension expense and funding.

The expected return on plan assets is important, since certain of our pension and other post-retirement benefit plans are partially funded. Expected long-term rates of return on plan assets are developed by using a weighted average of expected returns for each asset class to which the plan assets are allocated. For 2011, the assumed average return was 7.00% for both the U.S. and Canadian pension plan assets and 6.25% for the U.S. other post-retirement benefit assets. A change in the rate of return of 25 basis points for these assets would impact annual benefit expense by approximately $1 million before tax for U.S. plans, and by approximately $2 million before tax for Canadian plans. The Canadian other post-retirement benefit plans are not funded.

Since pension and other post-retirement benefit liabilities are measured on a discounted basis, the discount rate is also a significant assumption. Discount rates used for our defined benefit and other post-retirement benefit plans are based on the yields constructed from a portfolio of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The average discount rates of 4.85% for the U.S. plans and 5.26% for the Canadian plans used to calculate 2011 plan expenses represent a weighted average of the applicable rates. The applied discount rates decreased approximately 1% in 2011 compared to 2010, resulting in a significant increase in total benefit liabilities. A 25 basis-point change in the discount rates would not impact annual benefit expense for U.S. plans, but would inversely impact annual benefit expense for Canadian plans by approximately $3 million before tax.

See Note 24 of Notes to Consolidated Financial Statements for more information on pension and other post-retirement benefits.

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

We will rely upon cash flows from operations and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for 2012. As of December 31, 2011, we had negative working capital of $1,337 million. This balance includes short-term borrowings and commercial paper totaling $1,052 million and current maturities of long-term debt of $525 million. We have access to four revolving credit facilities, with total combined capital commitments of approximately $2.9 billion, with approximately $1.8 billion available at December 31, 2011. These facilities are used principally as back-stops for commercial paper programs or for the issuance of letters of credit. At Union Gas, we primarily use commercial paper to support our short-term working capital fluctuations. At Spectra Capital, Spectra Energy Partners and Westcoast, we primarily use commercial paper for temporary funding of our capital expenditures. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 15 of Notes to Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.

Our consolidated capital structure includes short-term borrowings and commercial paper, long-term debt (including current maturities), preferred stock of subsidiaries and total equity. As of December 31, 2011, our capital structure was 56% debt, 39% common equity of controlling interests and 5% noncontrolling interests and preferred stock of subsidiaries.

Cash flows from operations for our 100%-owned and majority-owned businesses are fairly stable given that approximately 90% of revenues are derived from fee-based services, of which most are regulated. However, total operating cash flows are subject to a number of factors, including, but not limited to, earnings sensitivities to weather, commodity prices, distributions from our equity affiliates including DCP Midstream and Gulfstream, and the timing of cost recoveries pursuant to regulatory approvals. See Part I. Item 1A. Risk Factors for further discussion.

In particular, cash distributions from our equity affiliate DCP Midstream can fluctuate, mostly as a result of earnings sensitivities to commodity prices, as well as their levels of capital expenditures and other investing activities. DCP Midstream funds its operations and investing activities mostly from its operating cash flows, third-party debt and equity transactions associated with DCP Partners. DCP Midstream is required to make quarterly tax distributions to us based on allocated taxable income. In addition to tax distributions, periodic distributions are determined by DCP Midstream’s board of directors based on net income, operating cash flows and other factors, including capital expenditures and other investing activities, commodity prices outlook and the credit environment. We received total tax and periodic distributions from DCP Midstream of $395 million in 2011, $288 million in 2010 and $101 million in 2009. These distributions are classified within Operating Cash Flows. We continually assess the effect of commodity prices and other activities at DCP Midstream on cash expected to be received from DCP Midstream and adjust our expansion or other activities as necessary.

In addition, cash flows from our Canadian operations are generally used to fund the ongoing Canadian businesses and future Canadian growth, in particular the significant expansion opportunities underway in western Canada. At December 31, 2011, $165 million of Cash and Cash Equivalents was held by our Canadian subsidiaries. Historically, we have reinvested a substantial portion of our Canadian operations’ earnings in Canada. Earnings not needed by our Canadian operations have been distributed to Spectra Energy Corp (the U.S. parent) with minimal incremental U.S. tax liability. Distributions have typically been in the range of $100 million to $300 million per year. We anticipate continued substantial reinvestment of our future Canadian earnings in Canada, however, future distributions to Spectra Energy Corp may incur incremental U.S. tax at the U.S. statutory rate without the ability to use foreign tax credits. The timing of when distributions may incur such incremental U.S. tax depends on many factors, such as amount of future capital expansions in Canada, the tax characterization of our distributions as returns of capital or dividends, the impacts of tax planning on merger and acquisition activities and tax legislation at the time of the distributions.

Capital market declines and volatility experienced during 2008 and 2009 adversely impacted the market value of investment assets used to fund Spectra Energy’s defined benefit employee retirement plans. Although market values have recovered since then, we made contributions to our defined benefit employee retirement plans of $165 million in 2011 to further decrease the underfunded status of these plans. Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact future pension expense and funding.

As we execute on our strategic objectives around organic growth and expansion projects, expansion expenditures are expected to approximate $1.3 billion in 2012 and will continue to average between $1.0 billion to $1.5 billion per year in 2013 and 2014. The timing and extent of these expenditures are likely to vary significantly from year to year, depending mostly on general economic conditions and market requirements. Given that we expect to continue to pursue expansion and earnings growth opportunities over the next several years and also given the normal scheduled maturities of our existing debt instruments, capital resources will continue to include long-term borrowings. We remain committed to maintaining a capital structure and liquidity profile that continues to support an investment-grade credit rating.

Operating Cash Flows

Net cash provided by operating activities increased $778 million to $2,186 million in 2011 compared to 2010. This change was driven mostly by:

•	lower refunds to Union Gas customers in 2011 for gas purchase costs collected in 2010 compared to refunds in 2010 for collections in 2009,

•

lower net tax payments in 2011 primarily as a result of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 which deferred a significant amount of tax payments to future periods, and

•	higher earnings across all segments in 2011, partially offset by increased pension plan contributions in 2011.

Net cash provided by operating activities decreased $352 million to $1,408 million in 2010 compared to 2009. This change was driven mostly by:

•	a $212 million increase in tax payments in 2010, and

•

a $429 million net working capital decrease at Union Gas largely resulting from the timing of gas cost expenditures and recoveries from customers pursuant to regulatory cost recovery mechanisms. Refunds were made in 2010 for gas cost collections from customers in 2009 that exceeded the actual cost of gas during that period. These decreases were partially offset by

•	higher earnings in 2010, and

•	an increase of $196 million in distributions received from unconsolidated affiliates in 2010 reflecting the effects of higher commodity prices on earnings and cash flows of DCP Midstream.

Investing Cash Flows

Net cash flows used in investing activities was $2,098 million in 2011 compared to $2,101 million in 2010. This change was driven mostly by:

•	a $563 million increase in capital and investment expenditures in 2011, and

•	a $390 million cash outlay in 2011 for the acquisition of Big Sandy, partially offset by

•	a $492 million cash outlay in 2010 for the acquisition of Bobcat, and

•	$190 million of net proceeds from sales and maturities of available-for-sale securities in 2011 compared to $216 million of net purchases in 2010.

Net cash flows used in investing activities increased $1,080 million to $2,101 million in 2010 compared to 2009. This change was driven mostly by:

•	a $366 million increase in capital and investment expenditures in 2010,

•	a $492 million cash outlay in 2010 for the acquisition of Bobcat,

•	a $186 million receipt from SESH in 2009 to repay our loan to them, and

•	a $148 million distribution from Gulfstream in 2009 from the proceeds of a Gulfstream debt issuance, partially offset by

•	the $295 million acquisition of Ozark in 2009.

The $186 million receipt from SESH, recorded as Receipt From Affiliate—Repayment of Loan on the Consolidated Statement of Cash Flows, represents repayment of the remaining balance of an outstanding loan receivable from SESH. A portion of these funds were from the proceeds of a debt issuance by SESH.

In 2009, we received a $148 million special distribution from Gulfstream, of which $144 million was classified as Cash Flows from Investing Activities—Distributions Received From Unconsolidated Affiliates on the Consolidated Statement of Cash Flows.

Capital and Investment Expenditures by Business Segment

Capital and investment expenditures are detailed by business segment in the following table. Capital and investment expenditures presented below include expenditures from both continuing and discontinued operations.

	2011	2010	2009
	(in millions)
Capital and Investment Expenditures (a)
U.S. Transmission	$773	$641	$432
Distribution	292	227	224
Western Canada Transmission & Processing	776	449	353
Other	78	39	32

Total consolidated	$1,919	$1,356	$1,041

(a)	Excludes the acquisitions of Big Sandy ($390 million) in 2011, Bobcat ($492 million) in 2010 and Ozark ($295 million) in 2009. See Note 4 of Notes to Consolidated Financial Statements for further discussion.

Capital and investment expenditures for 2011 totaled $1,919 million and included $1,139 million for expansion projects and $780 million for maintenance and other projects. We project 2012 capital and investment expenditures of approximately $2.0 billion, consisting of approximately $1.1 billion for U.S. Transmission, $0.3 billion for Distribution and $0.6 billion for Western Canada Transmission & Processing. Total projected 2012 capital and investment expenditures include approximately $1.3 billion of expansion capital expenditures and $0.7 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth.

Capital expansion projects are developed and executed using results-proven project management processes. We evaluate the strategic fit and commercial and execution risks, and continuously measure performance compared to plan. Ongoing communications between project teams and senior leadership ensure we maintain the right focus and deliver the expected results.

Expansion capital expenditures included several key projects placed into service in 2011, including:

•

TEMAX / Time III—Phase II—The final part of a two-phased expansion on the Texas Eastern pipeline system from Oakford, Pennsylvania and Clarington, Ohio to an eastern Pennsylvania interconnection with a major interstate pipeline to transport an additional 455 MMcf/d of natural gas.

•	Hot Spring Lateral Project—Expansion of the Texas Eastern system to transport 112 MMcf/d to a gas-fired power plant in Arkansas.

•	Moss Bluff Cavern 4—Storage capacity increased as part of the multi-year Market Hub storage expansion program.

•	Egan Cavern 3 Storage—Storage capacity increased as part of the multi-year Market Hub storage expansion program.

•	Northeastern Tennessee Project—Expansion of the East Tennessee system to transport 150 MMcf/d to a gas-fired power plant in northeast Tennessee.

•	Gulfstream Phase V—200 MMcf/d capacity expansion of the existing Gulfstream system through horsepower additions at two compressor stations. We are a 50% partner in the facilities.

•

Fort Nelson Expansion Program—An approximate 800 MMcf/d expansion of the Fort Nelson system in western Canada. Pipeline capacity expansions in northern British Columbia were completed in 2011 allowing increased volumes to flow to existing processing facilities.

Significant 2012 expansion projects expenditures are expected to include:

•

Fort Nelson Expansion Program—The new 250 MMcf/d Fort Nelson North processing facility, which is the final phase and most significant capital outlay of the program, is under construction and is scheduled to be in service during the first half of 2012.

•

Transmission North Project—170 MMcf/d expansion of existing western Canada transmission capacity through pipeline looping, construction of a new delivery line, a compressor upgrade at an existing station and construction of a new compressor facility, all in British Columbia. In-service scheduled for first half of 2012.

•

Dawson Expansion—The development of a sour gas processing plant and an additional pipeline in western Canada. Phase I of 100 MMcf/d will be in service in the first half of 2012 and Phase II for an additional 100 MMcf/d is scheduled to be in service by the first half of 2013.

•

Fort Nelson North Montney Takeaway—360 MMcf/d expansion of the Fort Nelson Mainline consisting of 24 kilometers of pipeline looping and compressor station modifications. In-service schedule for second half of 2012.

•

TEAM 2012—200 MMcf/d expansion of the Texas Eastern pipeline system consisting of new pipeline and compression construction. The project is designed to transport gas produced in the Marcellus Shale to markets in the U.S. Northeast. In-service scheduled for the second half of 2012.

•

New Jersey-New York Expansion—Proposed 800 MMcf/d expansion of the Texas Eastern pipeline system consisting of a new 16-mile pipeline extension into lower Manhattan, New York and other associated facility upgrades. The project is designed to transport gas produced in the U.S. Gulf Coast, Mid-Continent, Rockies and Marcellus Shale regions into New York City. In-service is scheduled for late fourth quarter of 2013.

•	Bobcat Storage—The development of an additional 19.8 Bcf working gas storage cavern along with above-ground facilities in Southern Louisiana. Phased in service from 2012 through 2015 is planned.

Financing Cash Flows and Liquidity

During 2011, we identified certain immaterial errors in our previously issued Consolidated Statements of Cash Flows related to the accounting for rollovers of outstanding borrowings under our revolving bank credit facilities. The following discussion reflects the correction of these immaterial errors and also a change in the presentation of cash borrowings and repayments under these facilities. See Note 2 of Notes to Consolidated Financial Statements for further discussion.

Net cash used in financing activities totaled $35 million in 2011 compared to $656 million provided by financing activities in 2010. This $691 million change was driven mostly by:

•	a $240 million increase in short-term borrowings and commercial paper outstanding in 2011 compared to a $669 million increase in 2010, and

•	$288 million of net debt issuances in 2011, including net revolving credit facility borrowings, compared to $483 million of net issuances in 2010.

Net cash provided by financing activities totaled $656 million in 2010 compared to $803 million used in financing activities in 2009. This $1,459 million change was driven mostly by:

•

$669 million of short-term borrowings in 2010, which included funds used for the acquisition of Bobcat and increased capital expenditures, compared to a $774 million decrease in 2009 as a result of the planned reduction in commercial paper outstanding during 2009 to preserve liquidity during that period of economic downturn and instability, and

•

$483 million of net debt issuances in 2010, which included net revolving credit facilities borrowings and a collateralized term loan at Spectra Energy Partners, compared to $104 million of net issuances in 2009, partially offset by

•	$101 million of lower distributions to noncontrolling interests in 2010, and

•	proceeds of $448 million in 2009 from the issuance of Spectra Energy common stock.

Significant Financing Activities—2011

Debt Issuances.    The following long-term debt issuances were completed during 2011 as part of our overall financing plan to fund capital expenditures, to refinance maturing debt obligations and for other corporate purposes:

	Amount		Interest Rate	Due Date
	(in millions)
Spectra Energy Partners	$250		2.95%	2016
Spectra Energy Partners	250		4.60%	2021
Westcoast	151	(a)	3.883%	2021
Westcoast	151	(a)	4.791%	2041
Union Gas	309	(a)	4.88%	2041

(a)	U.S. dollar equivalent at time of issuance.

Spectra Energy Partners Common Unit Issuance.    In June 2011, Spectra Energy Partners issued 7.2 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy. Total net proceeds to Spectra Energy Partners were $218 million (net proceeds to Spectra Energy were $213 million), used to fund a portion of the acquisition of Big Sandy.

Significant Financing Activities—2010

Debt Issuances.    The following long-term debt issuances were completed during 2010:

	Amount		Interest Rate	Due Date
	(in millions)
Texas Eastern	$300		4.125%	2020
Westcoast	249	(a)	3.28%	2016
Westcoast	235	(a)	4.57%	2020
Union Gas	241	(a)	5.20%	2040

(a)	U.S. dollar equivalent at time of issuance.

Spectra Energy Partners Common Unit Issuance.    In December 2010, Spectra Energy Partners issued 6.9 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy. Total net proceeds to Spectra Energy Partners from the issuances was $221 million (the net proceeds to Spectra Energy was $216 million), with $209 million used to purchase qualifying investment-grade securities, $7 million used to pay the debt owed to a subsidiary of Spectra Energy and $5 million used for

Spectra Energy Partners’ general partnership purposes. Spectra Energy Partners also borrowed $207 million of term debt using the investment-grade securities as collateral and paid off an equal amount of its outstanding revolving credit facility loan.

Significant Financing Activities—2009

Debt Issuances.    The following long-term debt issuances were completed during 2009:

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

Spectra Energy Corp Common Stock Issuance.    In 2009, in order to further protect our capitalization structure against a potential extreme decline in the Canadian dollar, Spectra Energy Corp issued 32.2 million shares of its common stock and received net proceeds of $448 million. We used the net proceeds to repay commercial paper as it matured. Borrowings from the commercial paper were used for capital expenditures and for other general corporate purposes.

Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Credit Facilities Capacity	Outstanding at December 31, 2011				Available Credit Facilities Capacity
			Commercial Paper	Revolving Credit	Letters of Credit	Total
	(in millions)
Spectra Capital (a)
Multi-year syndicated	2016	$1,500	$751	$—	$6	$757	$743
Westcoast (b)
Multi-year syndicated	2016	294	—	—	—	—	294
Union Gas (c)
Multi-year syndicated	2016	392	274	—	—	274	118
Spectra Energy Partners (d)
Multi-year syndicated	2016	700	27	—	—	27	673

Total		$2,886	$1,052	$—	$6	$1,058	$1,828

(a)	Credit facility contains a covenant requiring our consolidated debt-to-total capitalization ratio, as defined in the agreement, to not exceed 65%. This ratio was 59% at December 31, 2011.

(b)	U.S. dollar equivalent at December 31, 2011. The credit facility is 300 million Canadian dollars and contains a covenant that requires the Westcoast non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 43% at December 31, 2011.
(c)	U.S. dollar equivalent at December 31, 2011. The credit facility is 400 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 64% at December 31, 2011.
(d)	Credit facility contains a covenant that requires Spectra Energy Partners to maintain a ratio of total Debt-to-Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. As of December 31, 2011, this ratio was 2.7. Adjusted EBITDA is a non-GAAP measure. Because Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in our industry, Spectra Energy Partners’ definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA should not be considered an alternative to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facilities.

During 2011, we executed the following new five-year credit facilities which replaced other credit facilities that were due to expire at various times in 2011 and 2012: a $1.5 billion facility at Spectra Capital, a $700 million facility at Spectra Energy Partners, a 400 million Canadian dollar facility at Union Gas (approximately $392 million at December 31, 2011) and a 300 million Canadian dollar facility at Westcoast (approximately $294 million at December 31, 2011).

Our credit agreements contain various financial and other covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2011, we were in compliance with those covenants. In addition, our credit agreements allow for the acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

As noted above, the terms of our Spectra Capital credit agreement require our consolidated debt-to-total-capitalization ratio, as defined in the agreement, to be 65% or lower. Per the terms of the new agreement, collateralized debt and Spectra Energy Partners’ debt and capitalization are excluded in the calculation of the ratio. This ratio was 59% at December 31, 2011. Our equity, and as a result, this ratio, is sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations as discussed in “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk.” Based on the strength of our total capitalization as of December 31, 2011, however, it is not likely that a material adverse effect would occur as a result of a weakened Canadian dollar.

Credit Ratings

	Standard and Poor’s	Moody’s Investor Service	Fitch Ratings	DBRS
As of January 31, 2012
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

Dividends.    Our near-term objective is to increase our dividend by at least $0.08 per year and to continue paying cash dividends in the future. In the long-term, we anticipate paying dividends at an average payout ratio level of between 60%-65% of our net income from controlling interests per share of common stock. The actual payout ratio, however, may vary from year to year depending on earnings levels. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. A dividend of $0.28 per common share was declared on January 4, 2012 and will be paid on March 12, 2012.

Other Financing Matters.    Spectra Energy Corp and Spectra Capital have an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of various equity and debt securities, respectively. Spectra Energy Partners also has an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of limited partner common units and various debt securities. In addition, as of December 31, 2011, certain of our subsidiaries in Canada have 1.2 billion Canadian dollars (approximately $1.1 billion) available for issuance in the Canadian market under debt shelf prospectuses that expire in October 2012.

Off-Balance Sheet Arrangements

We enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include financial guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. See Note 20 of Notes to Consolidated Financial Statements for further discussion of guarantee arrangements.

Most of the guarantee arrangements that we enter into enhance the credit standings of certain subsidiaries, non-consolidated entities or less than 100%-owned entities, enabling them to conduct business. As such, these guarantee arrangements involve elements of performance and credit risk which are not included on our Consolidated Balance Sheets. The possibility of us having to honor our contingencies is largely dependent upon the future operations of our subsidiaries, investees and other third parties, or the occurrence of certain future events.

Issuance of these guarantee arrangements is not required for the majority of our operations. As such, if we discontinued issuing these guarantee arrangements, there would not be a material impact to our consolidated results of operations, financial position or cash flows.

We do not have any other material off-balance sheet financing entities or structures, except for normal operating lease arrangements, guarantee arrangements and financings entered into by DCP Midstream and our other equity investments. For additional information on these commitments, see Notes 19 and 20 of Notes to Consolidated Financial Statements.

Contractual Obligations

We enter into contracts that require payment of cash at certain periods based on certain specified minimum quantities and prices. The following table summarizes our contractual cash obligations for each of the periods presented. The table below excludes all amounts classified as Total Current Liabilities on the December 31, 2011 Consolidated Balance Sheet other than Current Maturities of Long-Term Debt. It is expected that the majority of Total Current Liabilities will be paid in cash in 2012.

Contractual Obligations as of December 31, 2011

	Payments Due By Period
	Total	2012	2013 & 2014	2015 & 2016	2017 & Beyond
	(in millions)
Long-term debt (a)	$17,057	$1,185	$3,215	$2,007	$10,650
Operating leases (b)	305	46	83	61	115
Purchase Obligations: (c)
Firm capacity payments (d)	882	277	251	166	188
Energy commodity contracts (e)	427	368	41	18	—
Other purchase obligations (f)	323	160	77	49	37
Other long-term liabilities on the Consolidated Balance Sheet (g)	120	120	—	—	—

Total contractual cash obligations	$19,114	$2,156	$3,667	$2,301	$10,990

(a)	See Note 15 of Notes to Consolidated Financial Statements. Amounts include estimated scheduled interest payments over the life of the associated debt.
(b)	See Note 19.
(c)	Purchase obligations reflected in the Consolidated Balance Sheets have been excluded from the above table.
(d)	Includes firm capacity payments that provide us with uninterrupted firm access to natural gas transportation and storage.
(e)	Includes contractual obligations to purchase physical quantities of NGLs and natural gas. Amounts include certain hedges as defined by applicable accounting standards. For contracts where the price paid is based on an index, the amount is based on forward market prices at December 31, 2011.
(f)	Includes contracts for software and consulting or advisory services. Amounts also include contractual obligations for engineering, procurement and construction costs for pipeline projects. Amounts exclude certain open purchase orders for services that are provided on demand, where the timing of the purchase cannot be determined.
(g)	Includes estimated 2012 retirement plan contributions and estimated 2012 payments related to uncertain tax positions, including interest (see Notes 7 and 24). We are unable to reasonably estimate the timing of uncertain tax positions and interest payments in years beyond 2012 due to uncertainties in the timing of cash settlements with taxing authorities and cannot estimate retirement plan contributions beyond 2012 due primarily to uncertainties about market performance of plan assets. Excludes cash obligations for asset retirement activities (see Note 14) because the amount of cash flows to be paid to settle the asset retirement obligations is not known with certainty as we may use internal or external resources to perform retirement activities. Amounts also exclude reserves for litigation and environmental remediation (see Note 19) and regulatory liabilities (see Note 6) because we are uncertain as to the amount and/or timing of when cash payments will be required. Also, amounts exclude deferred income taxes and investment tax credits on the Consolidated Balance Sheets since cash payments for income taxes are determined primarily by taxable income for each discrete fiscal year.

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

Commodity Price Risk

We are exposed to the impact of market fluctuations in the prices of NGLs and natural gas purchased as a result of our investment in DCP Midstream, and the ownership of the NGL marketing operations in western Canada and the processing plants associated with our U.S. pipeline assets. Price risk represents the potential risk of loss from adverse changes in the market price of these energy commodities. Our exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms.

We employ policies and procedures to manage Spectra Energy’s risks associated with Empress’ commodity price fluctuations, which may include the use of forward physical transactions as well as commodity derivatives. There were no significant commodity hedge transactions by Spectra Energy during 2011, 2010 or 2009.

DCP Midstream manages their direct exposure to these market prices separate from Spectra Energy, and utilizes various risk management strategies, including the use of commodity derivatives.

We have gathering and processing operations that consist of contracts to buy and sell commodities, including contracts for natural gas, NGLs and other commodities that are settled by the delivery of the commodity or cash. We are exposed to market price fluctuations of NGLs, natural gas and oil primarily in our Field Services segment. Based on a sensitivity analysis as of December 31, 2011 and 2010, a 10¢ per-gallon move in NGL prices would affect our annual pre-tax earnings by approximately $70 million in 2012, primarily from Field Services, as compared with approximately $65 million in 2011. For the same periods, a 50¢ per-MMBtu move in natural gas prices would affect our annual pre-tax earnings by approximately $16 million in 2012 and $15 million in 2011, and a $10 per-barrel move in oil prices would affect our annual pre-tax earnings by approximately $22 million in 2012 and $25 million in 2011.

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

We had no net exposure to any customer that represented greater than 10% of the gross fair value of trade accounts receivable at December 31, 2011.

Based on our policies for managing credit risk, our current exposures and our credit and other reserves, we do not anticipate a material effect on our consolidated financial position or results of operations as a result of non-performance by any counterparty.

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

As of December 31, 2011, we had interest rate hedges in place for various purposes. We are party to “pay floating—receive fixed” interest rate swaps with a total notional amount of $1,695 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Based on a sensitivity analysis as of December 31, 2011, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2012 than in 2011, interest expense, net of offsetting impacts in interest income, would increase (decrease) by $24 million. Comparatively, based on a sensitivity analysis as of December 31, 2010, had short-term interest rates averaged 100 basis points higher (lower) in 2011 than in 2010, it was estimated that interest expense, net of offsetting interest income, would have fluctuated by approximately $23 million. These amounts were estimated by considering the effect of the hypothetical interest rates on variable-rate debt outstanding, adjusted for interest rate hedges, investments, and cash and cash equivalents outstanding as of December 31, 2011 and 2010.

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

We manage equity price risk by, among other things, diversifying our investments in equity investments, setting target allocations of investment types, periodically reviewing actual asset allocations and rebalancing allocations if warranted, and utilizing external investment advisors.

Foreign Currency Risk

We are exposed to foreign currency risk from our Canadian operations. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. dollar and/or local inflation rates, or investments may be naturally hedged through debt denominated or issued in the foreign currency.

To monitor our currency exchange rate risks, we use sensitivity analysis, which measures the effect of devaluation of the Canadian dollar. An average 10% devaluation in the Canadian dollar exchange rate during 2011 would have resulted in an estimated net loss on the translation of local currency earnings of approximately $53 million on our Consolidated Statement of Operation. In addition, if a 10% devaluation had occurred on December 31, 2011, the Consolidated Balance Sheet would have been negatively impacted by $641 million through a cumulative translation adjustment in AOCI. At December 31, 2011, one U.S. dollar translated into 1.02 Canadian dollars.

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

The current international climate framework, the United Nations-sponsored Kyoto Protocol, prescribes specific targets to reduce GHG emissions for developed countries for the 2008-2012 period. The Kyoto Protocol expires in 2012 and has not been signed by the United States. United Nations-sponsored international negotiations were held in Durban, South Africa in December 2011 with the intent of defining a future agreement for 2012 and beyond. An non-binding agreement was reached to develop a road map aimed at creating a global agreement on climate action to be implemented by 2020.

In 2011, the Canadian government withdrew from the Kyoto Protocol. In 2008, the Canadian government outlined a regulatory framework mandating GHG reductions from large final emitters. Regulatory design details from the Government of Canada remain forthcoming. We expect a number of our assets and operations in Canada will be affected by future federal climate change regulations. However, the materiality of any potential compliance costs is unknown at this time as the final form of the regulation and compliance options has yet to be determined by policymakers.

The province of British Columbia enacted a carbon tax, effective July 1, 2008. The tax applies to the purchase or use of fossil fuels, including natural gas. This tax is being recovered from customers through service tolls. British Columbia has also introduced legislation establishing targets for the purpose of reducing GHG emissions to at least 33% less than 2007 levels by 2020 and to at least 80% less than 2007 levels by 2050. In 2008, the province established additional interim GHG reduction targets of 6% below 2007 levels by 2012 and 18% below by 2016. British Columbia has also issued consultation papers regarding potential development of a cap and trade program; however, no decision has been made on whether to implement the program. The materiality of any potential compliance costs is unknown at this time as the final form of additional regulations and compliance options has yet to be determined by policymakers.

In 2007, the province of Alberta adopted legislation which requires existing large emitters (facilities releasing 100,000 metric tons or more of GHG emissions annually) to reduce their annual emissions intensity by 12% beginning July 1, 2007. In 2011, one of our facilities was subject to this regulation. The regulation has not had a material impact on our consolidated results of operations, financial position or cash flows.

In the United States, climate change action is evolving at state, regional and federal levels. We expect that some of our assets and operations in the United States could be affected by eventual mandatory GHG programs; however, the timing and specific policy objectives in many jurisdictions, including at the federal level, remain uncertain.

The United States is not a signatory to the Kyoto Protocol, nor has the federal government adopted a mandatory GHG emissions reduction requirement. However, the EPA issued a final Mandatory Greenhouse Gas Reporting rule in 2009 that required annual reporting of GHG emissions data from certain of our U.S. operations beginning in 2010. In November 2010, the EPA released additional requirements for natural gas system reporting that will expand the reporting requirements for GHG emissions in 2011. These reporting requirements are not anticipated to have a material impact on our consolidated results of operations, financial position or cash flows. The EPA also finalized a Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule in May 2010 to address how GHG emissions would be regulated under the existing Clean Air Act. Regulation began in 2011, and over time, certain of our U.S. facilities will be subject to this regulation. Some new construction and modification projects in the future may be subject to this regulation as well. At this time, it is not anticipated that the costs will be material.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2011.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting. Their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Spectra Energy Corp:

We have audited the accompanying consolidated balance sheets of Spectra Energy Corp and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and equity and comprehensive income for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectra Energy Corp and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 27, 2012

SPECTRA ENERGY CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per-share amounts)

	Years Ended December 31,
	2011	2010	2009
Operating Revenues
Transportation, storage and processing of natural gas	$3,139	$2,870	$2,565
Distribution of natural gas	1,481	1,450	1,451
Sales of natural gas liquids	564	459	389
Other	167	166	147

Total operating revenues	5,351	4,945	4,552

Operating Expenses
Natural gas and petroleum products purchased	1,142	1,056	1,098
Operating, maintenance and other	1,415	1,278	1,144
Depreciation and amortization	709	650	584
Property and other taxes	330	297	262

Total operating expenses	3,596	3,281	3,088

Gains on Sales of Other Assets and Other, net	8	10	11

Operating Income	1,763	1,674	1,475

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	549	430	369
Other income and expenses, net	57	32	37

Total other income and expenses	606	462	406

Interest Expense	625	630	610

Earnings From Continuing Operations Before Income Taxes	1,744	1,506	1,271
Income Tax Expense From Continuing Operations	487	383	352

Income From Continuing Operations	1,257	1,123	919
Income From Discontinued Operations, net of tax	25	6	5

Net Income	1,282	1,129	924
Net Income—Noncontrolling Interests	98	80	75

Net Income—Controlling Interests	$1,184	$1,049	$849

Common Stock Data
Weighted-average shares outstanding
Basic	650	648	642
Diluted	653	650	643
Earnings per share from continuing operations
Basic	$1.78	$1.61	$1.31
Diluted	$1.77	$1.60	$1.31
Earnings per share
Basic	$1.82	$1.62	$1.32
Diluted	$1.81	$1.61	$1.32
Dividends per share	$1.06	$1.00	$1.00

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$174	$130
Receivables (net of allowance for doubtful accounts of $14 and $9 at December 31, 2011 and 2010, respectively)	962	1,018
Inventory	393	287
Other	235	203

Total current assets	1,764	1,638

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	2,064	2,033
Goodwill	4,420	4,305
Other	530	665

Total investments and other assets	7,014	7,003

Property, Plant and Equipment
Cost	23,932	22,162
Less accumulated depreciation and amortization	5,674	5,182

Net property, plant and equipment	18,258	16,980

Regulatory Assets and Deferred Debits	1,102	1,065

Total Assets	$28,138	$26,686

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONSOLIDATED BALANCE SHEETS

(In millions, except per-share amounts)

	December 31,
	2011	2010
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$498	$369
Short-term borrowings and commercial paper	1,052	836
Taxes accrued	82	59
Interest accrued	178	167
Current maturities of long-term debt	525	315
Other	766	777

Total current liabilities	3,101	2,523

Long-term Debt	10,146	10,169

Deferred Credits and Other Liabilities
Deferred income taxes	3,940	3,555
Regulatory and other	1,797	1,694

Total deferred credits and other liabilities	5,737	5,249

Commitments and Contingencies

Preferred Stock of Subsidiaries	258	258

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 651 million and 649 million shares outstanding at December 31, 2011 and 2010, respectively	1	1
Additional paid-in capital	4,814	4,726
Retained earnings	1,977	1,487
Accumulated other comprehensive income	1,273	1,595

Total controlling interests	8,065	7,809
Noncontrolling interests	831	678

Total equity	8,896	8,487

Total Liabilities and Equity	$28,138	$26,686

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,282	$1,129	$924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	725	664	598
Deferred income tax expense	373	205	176
Equity in earnings of unconsolidated affiliates	(549)	(430)	(369)
Distributions received from unconsolidated affiliates	499	391	195
Decrease (increase) in
Receivables	(15)	(50)	143
Inventory	(99)	14	7
Other current assets	(20)	4	69
Increase (decrease) in
Accounts payable	90	(67)	35
Taxes accrued	33	(141)	78
Other current liabilities	12	(184)	33
Other, assets	(42)	(49)	(62)
Other, liabilities	(103)	(78)	(67)

Net cash provided by operating activities	2,186	1,408	1,760

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,915)	(1,346)	(980)
Investments in and loans to unconsolidated affiliates	(4)	(10)	(61)
Acquisitions, net of cash acquired	(390)	(492)	(295)
Purchases of held-to-maturity securities	(1,695)	(1,117)	(231)
Proceeds from sales and maturities of held-to-maturity securities	1,709	1,068	110
Purchases of available-for-sale securities	(953)	(254)	—
Proceeds from sales and maturities of available-for-sale securities	1,143	38	32
Distributions received from unconsolidated affiliates	17	17	164
Receipt from affiliate—repayment of loan	—	—	186
Other	(10)	(5)	54

Net cash used in investing activities	(2,098)	(2,101)	(1,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,118	1,232	968
Payments for the redemption of long-term debt	(531)	(807)	(864)
Net increase (decrease) in short-term borrowings and commercial paper	240	669	(774)
Net increase (decrease) in revolving credit facilities borrowings	(299)	58	—
Distributions to noncontrolling interests	(101)	(73)	(174)
Proceeds from the issuance of Spectra Energy common stock	—	—	448
Proceeds from the issuance of Spectra Energy Partners, LP common units	213	216	208
Dividends paid on common stock	(694)	(650)	(631)
Other	19	11	16

Net cash provided by (used in) financing activities	(35)	656	(803)

Effect of exchange rate changes on cash	(9)	1	25

Net increase (decrease) in cash and cash equivalents	44	(36)	(39)
Cash and cash equivalents at beginning of period	130	166	205

Cash and cash equivalents at end of period	$174	$130	$166

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$598	$615	$587
Cash paid for income taxes	76	312	100
Property, plant and equipment noncash accruals	137	58	24

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
				Foreign Currency Translation Adjustments	Other	Noncontrolling Interests	Total
December 31, 2008	$1	$4,049	$890	$886	$(360)	$470	$5,936

Net income	—	—	849	—	—	75	924
Other comprehensive income
Foreign currency translation adjustments	—	—	—	796	—	11	807
Unrealized mark-to-market net loss on hedges	—	—	—	—	(9)	—	(9)
Reclassification of cash flow hedges into earnings	—	—	—	—	1	—	1
Pension and benefits impact	—	—	—	—	(7)	—	(7)

Total comprehensive income							1,716

Dividends on common stock	—	—	(651)	—	—	—	(651)
Stock-based compensation	—	9	—	—	—	—	9
Spectra Energy common stock issued	—	448	—	—	—	—	448
Spectra Energy Partners, LP common units issued	—	25	—	—	—	168	193
Reclassification of deferred gain on sale of units of Spectra Energy Partners, LP	—	59	—	—	—	—	59
Distributions to noncontrolling interests	—	—	—	—	—	(174)	(174)
Other, net	—	55	—	—	—	(10)	45

December 31, 2009	1	4,645	1,088	1,682	(375)	540	7,581

Net income	—	—	1,049	—	—	80	1,129
Other comprehensive income
Foreign currency translation adjustments	—	—	—	328	—	16	344
Unrealized mark-to-market net loss on hedges	—	—	—	—	(28)	—	(28)
Reclassification of cash flow hedges into earnings	—	—	—	—	1	—	1
Pension and benefits impact	—	—	—	—	(7)	—	(7)

Total comprehensive income							1,439

Dividends on common stock	—	—	(650)	—	—	—	(650)
Stock-based compensation	—	36	—	—	—	—	36
Spectra Energy Partners, LP common units issued	—	50	—	—	—	140	190
Transfer of interest in Gulfstream to Spectra Energy Partners, LP	—	19	—	—	—	(29)	(10)
Distributions to noncontrolling interests	—	—	—	—	—	(73)	(73)
Other, net	—	(24)	—	—	(6)	4	(26)

December 31, 2010	1	4,726	1,487	2,010	(415)	678	8,487

Net income	—	—	1,184	—	—	98	1,282
Other comprehensive income
Foreign currency translation adjustments	—	—	—	(178)	—	(3)	(181)
Unrealized mark-to-market net loss on hedges	—	—	—	—	(3)	—	(3)
Reclassification of cash flow hedges into earnings	—	—	—	—	9	—	9
Other	—	—	—	—	9	5	14
Pension and benefits impact	—	—	—	—	(159)	—	(159)

Total comprehensive income							962

Dividends on common stock	—	—	(694)	—	—	—	(694)
Stock-based compensation	—	18	—	—	—	—	18
Distributions to noncontrolling interests	—	—	—	—	—	(101)	(101)
Spectra Energy common stock issued	—	32	—	—	—	—	32
Spectra Energy Partners, LP common units issued	—	38	—	—	—	154	192

December 31, 2011	$1	$4,814	$1,977	$1,832	$(559)	$831	$8,896

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

Basis of Presentation.    The accompanying Consolidated Financial Statements include our accounts and the accounts of our majority-owned subsidiaries.

See Note 2 for a discussion of corrections of an immaterial error in our previously issued financial statements.

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

Cost-Based Regulation.    The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers or for instances where the regulator provides current rates that are intended to recover costs that are expected to be incurred in the future. Accordingly, we record assets and liabilities that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities. We continually assess whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders to other regulated entities. Based on this assessment, we believe our existing regulatory assets are probable of recovery. These regulatory assets and liabilities are mostly classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities—Regulatory and Other. We evaluate our regulated assets, and consider factors such as regulatory changes and the effect of competition. If cost-based regulation ends or competition increases, we may have to reduce our asset balances to reflect a market basis less than cost and write-off the associated regulatory assets and liabilities. See Note 6 for further discussion.

Foreign Currency Translation.    The Canadian dollar has been determined to be the functional currency of our Canadian operations based on an assessment of the economic circumstances of those operations. Assets and liabilities of our Canadian operations are translated into U.S. dollars at current exchange rates. Translation adjustments resulting from fluctuations in exchange rates are included as a separate component of Accumulated Other Comprehensive Income (AOCI) on the Consolidated Statements of Equity and Comprehensive Income. Revenue and expense accounts of these operations are translated at average monthly exchange rates prevailing during the periods. Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur. Foreign currency transaction gains (losses) totaled $(6) million in 2011, $(9) million in 2010 and $6 million in 2009, and are included in Other Income and Expenses, Net on the Consolidated Statements of Operations. Deferred U.S. federal taxes have not been provided on our Canadian translation gains and losses since we expect earnings of those operations to be indefinitely invested.

Revenue Recognition.    Revenues from the transportation, storage, distribution and sales of natural gas, and from the sales of natural gas liquids (NGLs) are recognized when either the service is provided or the product is delivered. Revenues related to these services provided or products delivered but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information, estimated distribution usage based on historical data adjusted for heating degree days, commodity prices and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated unbilled revenues are immaterial. There were no customers accounting for 10% or more of consolidated revenues during 2011, 2010 or 2009.

Stock-Based Compensation.    For employee awards, equity-classified stock-based compensation cost is measured at the grant date based on the fair value of the award. Liability-classified stock-based compensation cost is measured at the grant date based on the current stock price and is re-measured at each reporting period until settlement. The compensation cost is recognized as expense over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests or the date the employee becomes retirement-eligible. Awards, including stock options, granted to employees that are retirement-eligible are deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards is recognized on the date such awards are granted. See Note 23 for further discussion.

Allowance for Funds Used During Construction (AFUDC).    AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of certain new regulated facilities, consists of two components, an equity component and an interest expense component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Consolidated Statements of Operations through Other Income and Expenses, Net for the equity component and Interest Expense for the interest expense component. After construction is completed, we are permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Consolidated Statements of Operations was $82 million in 2011 (an equity component of $52 million and an interest expense component of $30 million), $52 million in 2010 (an equity component of $37 million and an interest expense component of $15 million) and $40 million in 2009 (an equity component of $21 million and an interest expense component of $19 million).

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

Cash and Cash Equivalents.    Highly liquid investments with original maturities of three months or less at the date of acquisition, except for the investments that were pledged as collateral against long-term debt as discussed in Note 15 and any investments that are considered restricted funds, are considered cash equivalents.

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

	December 31,
	2011	2010
	(in millions)
Natural gas	$263	$175
NGLs	58	41
Materials and supplies	72	71

Total inventory	$393	$287

Natural Gas Imbalances.    The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered for customers. Since settlement of imbalances is in-kind, changes in the balances do not have an effect on our Consolidated Statements of Cash Flows. Receivables and Other Current Liabilities each include $245 million as of December 31, 2011 and $271 million as of December 31, 2010 related to gas imbalances. Natural gas volumes owed to or by us are valued at natural gas market index prices as of the balance sheet dates.

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

Investments.    We may actively invest a portion of our available cash and restricted funds balances in various financial instruments, including taxable or tax-exempt debt securities. In addition, we invest in short- term money market securities, some of which are restricted due to debt collateral or insurance requirements. Investments in available-for-sale (AFS) securities are carried at fair value and investments in held-to-maturity (HTM) securities are carried at cost. Investments in money market securities are also accounted for at fair value. Realized gains and losses, and dividend and interest income related to these securities, including any amortization of discounts or premiums arising at acquisition, are included in earnings. The cost of securities sold is determined using the specific identification method. Purchases and sales of AFS and HTM securities are presented on a gross basis within Cash Flows From Investing Activities in the accompanying Consolidated Statements of Cash Flows.

Goodwill.    We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. No impairments of goodwill were recorded in 2011, 2010 or 2009. See Note 11 for further discussion.

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

When we retire regulated property, plant and equipment, we charge the original cost plus the cost of retirement, less salvage value, to accumulated depreciation and amortization. When we sell entire regulated operating units or retire non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

Preliminary Project Costs.    Project development costs, including expenditures for preliminary surveys, plans, investigations, environmental studies, regulatory applications and other costs incurred for the purpose of determining the feasibility of capital expansion projects, are capitalized for rate-regulated enterprises when it is determined that recovery of such costs through regulated revenues of the completed project is probable. Any inception-to-date costs of the project that were initially expensed are reversed and capitalized as Property, Plant and Equipment.

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

Guarantees.    Upon issuance or material modification of a guarantee made by us, we recognize a liability for the estimated fair value of the obligation we assume under that guarantee, if any. Fair value is estimated using a probability-weighted approach. We reduce the obligation over the term of the guarantee or related contract in a systematic and rational method as risk is reduced under the obligation.

Accounting For Sales of Stock by a Subsidiary.    Sales of stock by a subsidiary are accounted for as equity transactions in those instances where a change in control does not take place.

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

Consolidated Statements of Cash Flows.    Cash flows from discontinued operations are combined with cash flows from continuing operations within operating, investing and financing cash flows. Cash received from insurance proceeds are classified depending on the activity that resulted in the insurance proceeds. For example, business interruption insurance proceeds are included as a component of operating activities while insurance proceeds from damaged property are included as a component of investing activities. With respect to cash overdrafts, book overdrafts are included within operating cash flows while bank overdrafts are included within financing cash flows. Cash flows from borrowings and repayments under revolving credit facilities that had documented original maturities of 90 days or less are reported on a net basis as Net Increase (Decrease) in Revolving Credit Facilities Borrowings within financing activities.

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

New Accounting Pronouncements—2011 and 2010.    There were no significant accounting pronouncements adopted during 2011 or 2010 that had a material impact on our consolidated results of operations, financial position or cash flows.

2009.    The following significant accounting pronouncements were adopted during 2009 and the effects of such adoptions, if any, are presented in the accompanying Consolidated Financial Statements:

Accounting Standards Codification (ASC) 810-10-65, “Consolidations—Overall—Transition and Open Effective Date Information.” This accounting standard requires all entities to report noncontrolling interests in subsidiaries as equity in the consolidated financial statements. This standard also requires that transactions between an entity and noncontrolling interests be treated as equity transactions. We adopted the provisions of this standard effective January 1, 2009 as required.

The new requirements for noncontrolling interests, results of operations and comprehensive income of subsidiaries changed the presentation of operating results, related per-share information and equity. This standard required net income and comprehensive income to be displayed for both the controlling and the noncontrolling interests. Additional required disclosures and reconciliations included a separate schedule that shows the effects of any transactions with the noncontrolling interests on the equity attributable to the controlling interest.

A deferred gain associated with the formation of Spectra Energy Partners, LP (Spectra Energy Partners) totaling $59 million was reclassified from Deferred Credits and Other Liabilities—Regulatory and Other to Additional Paid-in Capital on the Consolidated Balance Sheet upon adoption of this standard on January 1, 2009. See Note 3 for further discussion.

As discussed in Note 10, a $135 million increase to Equity in Earnings of Unconsolidated Affiliates was recorded in the first quarter of 2009 related to DCP Midstream’s reclassification to equity of certain deferred gains on sales of common units in its master limited partnership, DCP Midstream Partners, LP (DCP Partners).

2. Correction of Immaterial Error

During the third quarter of 2011, we identified errors in our previously issued Consolidated Statements of Cash Flows related to the accounting for rollovers of outstanding borrowings under our revolving bank credit facilities. These rollovers, which are extensions of borrowings beyond their scheduled due dates that did not involve the exchange of cash, were previously accounted for as cash activities and resulted in the overstatement of both Proceeds from the Issuance of Long-Term Debt and Payments for the Redemption of Long-Term Debt in 2010 and 2009. Cash and Cash Equivalents and Net Cash Provided By (Used In) Financing Activities as previously reported are not affected by the errors. We evaluated materiality from both a qualitative and a quantitative perspective and concluded that the errors are immaterial to our previously issued Consolidated Statements of Cash Flows.

In addition to making this correction, effective the third quarter of 2011, we have elected to present cash borrowings and repayments under our revolving bank credit facilities on a net basis for all periods presented as Net Decrease in Revolving Credit Facilities Borrowings. As these periodic borrowings and repayments are generally of significant amounts and had terms of 90 days or less, we believe our current presentation provides users with more meaningful and relevant information about our long-term debt financing activities.

The correction and change in presentation reflected on the Consolidated Statement of Cash Flows are as follows:

Consolidated Statements of Cash Flows	Proceeds From the Issuance of Long- Term Debt	Payments for the Redemption of Long-Term Debt
	(in millions)
2010
As previously reported	$4,389	$3,906
Less non-cash activity	(2,859)	(2,859)

As corrected	1,530	1,047
Less revolving credit facility activity	(298)	(240)

Long-term debt activity	$1,232	$807

2009
As previously reported	$4,127	$4,023
Less non-cash activity	(2,919)	(2,919)

As corrected	1,208	1,104
Less revolving credit facility activity	(240)	(240)

Long-term debt activity	$968	$864

3. Spectra Energy Partners, LP

As of December 31, 2011, Spectra Energy owned 64% of Spectra Energy Partners, including its 2% general partner interest.

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

Big Sandy Pipeline, LLC.    In July 2011, Spectra Energy Partners acquired all of the ownership interests of Big Sandy Pipeline, LLC (Big Sandy) from EQT Corporation (EQT) for approximately $390 million. See Note 4 for further discussion.

Gulfstream.    In 2010, Spectra Energy Partners acquired an additional 24.5% interest in Gulfstream from Spectra Energy (the Gulfstream acquisition) for approximately $330 million, consisting of approximately $66 million in newly issued partnership units, the assumption of approximately $7 million in debt owed to a subsidiary of Spectra Energy and approximately $257 million in cash from borrowings under its revolving credit facility. The acquisition price received by Spectra Energy exceeded the book value of the Gulfstream investment. Therefore, this transfer of assets between entities resulted in an increase to Spectra Energy’s Additional Paid-in Capital of $29 million ($19 million net of tax) and a decrease to Equity-Noncontrolling Interests of $29 million on the Consolidated Balance Sheet, representing the portion of the excess that was associated with the public unitholders of Spectra Energy Partners.

Ozark.    In 2009, Spectra Energy Partners acquired all of the ownership interests of NOARK Pipeline System, Limited Partnership (NOARK) from Atlas Pipeline Partners, L.P. (Atlas) for approximately $295 million (the Ozark acquisition). See Note 4 for further discussion.

Saltville.    In 2008, Spectra Energy sold Saltville Gas Storage Company L.L.C. (Saltville) and the P-25 pipeline to Spectra Energy Partners for $107 million. No gain or loss was recognized on the disposition since this transaction represented a transfer of entities under common control.

Sales of Spectra Energy Partners Common Units.    In June 2011, Spectra Energy Partners issued 7.2 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy. Total net proceeds to Spectra Energy Partners were $218 million (net proceeds to Spectra Energy were $213 million), used to fund a portion of the acquisition of Big Sandy. See Note 4 for additional information on the acquisition of Big Sandy. In connection with the sale of the units, a $60 million gain ($38 million net of tax) to Additional Paid-in Capital and a $154 million increase in Equity—Noncontrolling Interests were recorded in 2011.

In 2010, Spectra Energy Partners issued 6.9 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy. Total net proceeds to Spectra Energy Partners from the issuances was $221 million (net proceeds to Spectra Energy was $216 million), with $209 million used to purchase qualifying investment-grade securities, $7 million used to pay the debt owed to a subsidiary of Spectra Energy and $5 million used for Spectra Energy Partners’ general partnership purposes. Spectra Energy Partners also borrowed $207 million of term debt using the investment-grade securities as collateral and paid off an equal amount of its outstanding revolving credit facility loan. In connection with the sale of the partner units, an $80 million gain ($50 million net of tax) to Additional Paid-in Capital and a $140 million increase in Equity—Noncontrolling Interests were recorded.

In 2009, Spectra Energy Partners issued 9.8 million common units to the public, representing limited partner interests, and 0.2 million general partner units to Spectra Energy in connection with the refinancing of the Ozark acquisition, resulting in net proceeds of $212 million. The net proceeds were comprised of $208 million for the common units and $4 million for the general partner units. In connection with the sale of the partner units and the dilution of Spectra Energy’s ownership interest in Spectra Energy Partners, a $40 million gain ($25 million net of tax) to Additional Paid-in Capital and a $168 million increase in Equity—Noncontrolling Interests were recorded in 2009.

4. Acquisitions and Dispositions

Acquisitions.    We consolidate assets and liabilities from acquisitions as of the purchase date and include earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the date of acquisition. The purchase price less the estimated fair value of the acquired assets and liabilities meeting the definition of a “business” is recorded as goodwill. The allocation of the purchase price may be adjusted if additional information is received during the allocation period, which generally does not exceed one year from the consummation date.

On July 1, 2011, Spectra Energy Partners completed the acquisition of Big Sandy from EQT for approximately $390 million in cash. Big Sandy’s primary asset is a 68-mile Federal Energy Regulatory Commission (FERC)-regulated natural gas pipeline system in eastern Kentucky. The Big Sandy natural gas pipeline system connects Appalachian and Huron Shale natural gas supplies to markets in the mid-Atlantic and northeast portions of the United States. The acquisition of Big Sandy, part of the U.S. Transmission segment, strengthens Spectra Energy Partners’ portfolio of fee-based natural gas assets and is consistent with its strategy of growth. The purchase price was greater than the sum of fair values of the net assets acquired, resulting in goodwill as noted below. The goodwill reflects the value of strong cash flows from stable long-term contracts.

In 2010, we acquired Bobcat Gas Storage assets and development project (Bobcat) from Haddington Energy Partners III LP and GE Energy Financial Services for $540 million, of which approximately $37 million was withheld pending certain outcomes. The withheld amounts were mostly recorded within Deferred Credits and Other Liabilities—Regulatory and Other on the Consolidated Balance Sheets at December 31, 2010. As of December 31, 2011, the remaining withheld amounts totaled $30 million of which $10 million was recorded within Deferred Credits and Other Liabilities—Regulatory and Other and $20 million was recorded within Current Liabilities—Other. Strategically located on the Gulf Coast in southeastern Louisiana near Henry Hub, the Bobcat assets interconnect with five major interstate pipelines, including our Texas Eastern Transmission, LP (Texas Eastern) pipeline, and complement our existing pipeline and storage portfolio in the region. Bobcat is part of the U.S. Transmission segment. Once fully developed and operational, these high-deliverability salt dome storage caverns are expected to have a total working gas storage capacity of 46 billion cubic feet. Storage infrastructure such as Bobcat plays a vital role in meeting customers’ needs for managing demand swings on a seasonal basis, satisfying the increasing demand for natural gas-fired power generation and providing customers with the advantage and flexibility to access all the major markets in the United States.

In 2009, Spectra Energy Partners acquired all of the ownership interests of NOARK from Atlas for approximately $295 million (the Ozark acquisition). NOARK’s assets consisted of 100% ownership interests in Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission), a 565-mile FERC regulated interstate natural gas transmission system, and Ozark Gas Gathering, L.L.C., a 365-mile, fee-based, state-regulated natural gas gathering system. The transaction was initially funded by Spectra Energy Partners with $218 million drawn on its bank credit facility, $70 million borrowed under a credit facility with Spectra Energy that was created for the sole purpose of funding a portion of this acquisition and $7 million of cash on hand. This transaction was partially refinanced by Spectra Energy Partners through the issuance of partner units as discussed in Note 3. Funds from the sale of the partner units were used by Spectra Energy Partners to repay the $70 million owed to Spectra Energy and $142 million of the amount drawn on the Spectra Energy Partners bank credit facility. Effective with the repayment to Spectra Energy, the credit facility with Spectra Energy was terminated.

The following table summarizes the fair values of the assets and liabilities acquired for each respective acquisition as of the date of acquisition:

	Purchase Price Allocation
	Big Sandy	Bobcat	Ozark
	(in millions)
Purchase price	$390	$540	$295
Working capital and other purchase adjustments	—	6	—

Total	390	546	295

Cash	—	17	—
Receivables	—	3	5
Other current assets	—	—	2
Property, plant and equipment, cost	196	350	139
Regulatory assets and deferred debits	—	—	5
Accounts payable	—	(8)	(2)
Taxes accrued	—	—	(2)
Other current liabilities	—	(2)	(1)
Deferred credits and other liabilities	—	(2)	(1)

Total assets acquired/liabilities assumed	196	358	145

Goodwill	$194	$188	$150

Goodwill related to the acquisitions of Big Sandy, Bobcat and Ozark is deductible for income tax purposes.

Pro forma results of operations reflecting these acquisitions, all part of the U.S. Transmission segment, as if those transactions had occurred as of the beginning of the periods presented in this report do not materially differ from actual reported results.

Dispositions.    In December 2011, we received payment of a $51 million note receivable, recorded as Other Investing Activities on our Consolidated Statements of Cash Flows, from the sale of certain entities in 2002. In 2010, Spectra Energy sold a 24.5% interest in Gulfstream to Spectra Energy Partners for $330 million. See Note 3 for further discussion.

5. Business Segments

We manage our business in four reportable segments: U.S. Transmission, Distribution, Western Canada Transmission & Processing and Field Services. The remainder of our business operations is presented as “Other,” and consists of unallocated corporate costs, 100%-owned captive insurance subsidiaries, employee benefit plan assets and liabilities, and other miscellaneous activities.

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

Field Services gathers, processes, treats, compresses, transports and stores natural gas. In addition, this segment also fractionates, transports, gathers, treats, processes, stores, markets and trades NGLs. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by ConocoPhillips. DCP Midstream gathers raw natural gas through gathering systems located in nine major conventional and non-conventional natural gas producing regions: Mid-Continent, Rocky Mountain, East Texas-North Louisiana, Barnett Shale, Gulf Coast, South Texas, Central Texas, Antrim Shale and Permian Basin. DCP Midstream has a 27% ownership interest in DCP Partners, a master limited partnership.

Our reportable segments offer different products and services and are managed separately as business units. Management evaluates segment performance based on earnings before interest and taxes (EBIT), which represents earnings from continuing operations (both operating and non-operating) before interest and taxes, net of noncontrolling interests related to those earnings. Cash, cash equivalents and short-term investments are managed centrally, so the associated realized and unrealized gains and losses from foreign currency transactions and interest and dividend income on those balances are excluded from the segments’ EBIT. Transactions between reportable segments are accounted for on the same basis as transactions with unaffiliated third parties.

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues (a)	Segment EBIT/ Consolidated Earnings from Continuing Operations before Income Taxes (a)	Depreciation and Amortization (a)	Capital and Investment Expenditures (a,b)	Segment Assets
	(in millions)
2011
U.S. Transmission	$1,891	$9	$1,900	$983	$272	$773	$11,783
Distribution	1,831	—	1,831	425	208	292	5,551
Western Canada Transmission & Processing	1,622	50	1,672	510	186	776	5,649
Field Services	—	—	—	449	—	—	1,157

Total reportable segments	5,344	59	5,403	2,367	666	1,841	24,140
Other	7	65	72	(104)	43	78	4,535
Eliminations	—	(124)	(124)	—	—	—	(537)
Interest expense	—	—	—	625	—	—	—
Interest income and other (c)	—	—	—	106	—	—	—

Total consolidated	$5,351	$—	$5,351	$1,744	$709	$1,919	$28,138

2010
U.S. Transmission	$1,816	$5	$1,821	$948	$258	$641	$11,120
Distribution	1,779	—	1,779	409	194	227	5,473
Western Canada Transmission & Processing	1,341	4	1,345	409	169	449	5,013
Field Services	—	—	—	335	—	—	1,101

Total reportable segments	4,936	9	4,945	2,101	621	1,317	22,707
Other	9	49	58	(38)	29	39	4,217
Eliminations	—	(58)	(58)	—	—	—	(238)
Interest expense	—	—	—	630	—	—	—
Interest income and other (c)	—	—	—	73	—	—	—

Total consolidated	$4,945	$—	$4,945	$1,506	$650	$1,356	$26,686

2009
U.S. Transmission	$1,683	$7	$1,690	$894	$246	$432	$9,904
Distribution	1,745	—	1,745	336	172	224	5,034
Western Canada Transmission & Processing	1,115	—	1,115	343	144	353	4,421
Field Services	—	—	—	296	—	—	1,053

Total reportable segments	4,543	7	4,550	1,869	562	1,009	20,412
Other	9	38	47	(74)	22	32	3,753
Eliminations	—	(45)	(45)	—	—	—	(74)
Interest expense	—	—	—	610	—	—	—
Interest income and other (c)	—	—	—	86	—	—	—

Total consolidated	$4,552	$—	$4,552	$1,271	$584	$1,041	$24,091

(a)	Excludes amounts associated with entities included in discontinued operations.
(b)	Excludes the acquisitions of Big Sandy ($390 million) in 2011, Bobcat ($492 million) in 2010 and Ozark ($295 million) in 2009, all part of U.S. Transmission.
(c)	Includes foreign currency transaction gains and losses and the add-back of noncontrolling interests related to segment EBIT.

Geographic Data

	U.S.	Canada	Consolidated
	(in millions)
2011
Consolidated revenues (a)	$1,754	$3,597	$5,351
Consolidated long-lived assets	10,231	13,772	24,003
2010
Consolidated revenues (a)	1,688	3,257	4,945
Consolidated long-lived assets	9,382	13,225	22,607
2009
Consolidated revenues (a)	1,562	2,990	4,552
Consolidated long-lived assets	8,418	12,012	20,430

(a)	Excludes revenues associated with businesses included in discontinued operations.

6. Regulatory Matters

Regulatory Assets and Liabilities.    We record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further discussion.

	December 31,		Recovery/ Refund Period Ends
	2011	2010
	(in millions)
Regulatory Assets (a,b)
Net regulatory asset related to income taxes (c)	$940	$910	(d	)
Project costs	26	29	2024
Vacation accrual	20	17	2012
Deferred debt expense/premium (e)	44	50	(d	)
Environmental clean-up costs	6	5	2017
Gas in storage (included in Inventory)	53	28	2012
Gas purchase costs (included in Other Current Assets) (f)	17	9	2012
Other	36	13	(g	)

Total Regulatory Assets	$1,142	$1,061

Regulatory Liabilities (b)
Removal costs (e,h)	$424	$417	(i	)
Gas purchase costs (j,k)	53	66	2012
Pipeline rate credit (h)	29	31	(d	)
Storage and transportation liability (j)	12	9	2012
Earnings sharing liability (j)	20	4	2012
Other (h)	24	32	2012

Total Regulatory Liabilities	$562	$559

(a)	Included in Regulatory Assets and Deferred Debits unless otherwise noted.
(b)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(c)	All amounts are expected to be included in future rate filings.
(d)	Recovery/refund is over the life of the associated asset or liability.
(e)	Included in rate base.
(f)	Amounts settled in cash annually through transportation rates in accordance with FERC gas tariffs.
(g)	Recovery/refund period currently unknown.
(h)	Included in Deferred Credits and Other Liabilities—Regulatory and Other.
(i)	Liability is extinguished as the associated assets are retired.
(j)	Included in Other Current Liabilities.
(k)	Includes certain costs which are settled in cash annually through transportation rates in accordance with FERC gas tariffs.

Rate Related Information

Maritimes & Northeast Pipeline, L.L.C. (M&N LLC).    M&N LLC operates under rates approved by the FERC in a 2010 settlement.

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

M&N LP negotiated a three-year toll settlement covering 2011 – 2013, which received unanimous approval from M&N LP’s shippers and was approved by the NEB on January 12, 2012. The settlement will not have a material effect on our future consolidated results of operations, financial position or cash flows.

Algonquin Gas Transmission, LLC (Algonquin).    Algonquin continues to operate under rates approved by the FERC in a 1999 settlement.

Gulfstream.    Gulfstream operates under rates approved by the FERC in 2007. In 2007, the FERC issued an order approving Gulfstream’s Phase III expansion project. That order also required Gulfstream to file a Cost and Revenue Study three years after the Phase III facilities went into service. Gulfstream filed the Cost and Revenue Study on November 1, 2011 and a final FERC order is pending. The effects of this matter are not expected to have a material effect on our future consolidated results of operations, financial position or cash flows.

East Tennessee.    East Tennessee continues to operate under rates approved by the FERC in a 2005 settlement.

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

Texas Eastern.    Texas Eastern continues to operate under rates approved by the FERC in 1998 in an uncontested settlement with its customers.

Southeast Supply Header, LLC (SESH).    SESH operates under rates approved by the FERC in 2008. That order required SESH to file a Cost and Revenue Study at the end of three years of operations. SESH filed the Cost and Revenue Study on September 6, 2011 and a final FERC order is pending. The effects of this matter are not expected to have a material effect on our future consolidated results of operations, financial position or cash flows.

Big Sandy.    Big Sandy operates under rates approved by the FERC in 2006. That order required Big Sandy to file a Cost and Revenue Study within three years after its in-service date. The Cost and Revenue Study was accepted by the FERC on October 26, 2011. There was no change to the currently effective rates.

Union Gas.    In 2006, the OEB determined that it will forbear from regulating the prices for long-term storage services. The Storage Forbearance Decision created an unregulated storage operation with respect to price within Union Gas and provides the framework required to support new storage investments. The decision required Union Gas to continue to share long-term storage margins with ratepayers over a phase-out period that started in 2008. Effective in 2011, there was no longer any sharing of margins with Union Gas customers on long-term storage transactions.

Union Gas’ distribution rates, effective January 1, 2008 are set under a multi-year incentive regulation framework. The incentive regulation framework establishes new rates at the beginning of each year through the use of a pricing formula rather than through the examination of revenue and cost forecasts. The incentive regulation framework allows for annual inflationary rate increases, offset by a productivity factor of 1.82% that is fixed for each year in the 2008 through 2012 period. The framework also allows for rate increases in the small-volume customer classes where average use is declining, a five-year term, certain adjustments to base rates, the continued pass-through of gas commodity, upstream transportation and demand side management costs, an allowance for unexpected cost changes that are outside of management’s control, earnings sharing between Union Gas and ratepayers beyond specified earnings levels and equal sharing of income tax changes between Union Gas and ratepayers.

In late 2011, the OEB approved Union Gas’ 2012 regulated distribution, storage and transmission rates as determined pursuant to the incentive regulation framework. Changes to Union Gas’ revenues are not expected to be material as a result of the new rates.

Since 2012 is the final year in Union Gas’ current multi-year incentive regulation framework, Union Gas filed an application with the OEB in November 2011 to set their distribution rates effective January 1, 2013. Union Gas plans to file their application for a new multi-year incentive regulation framework after receiving the OEB decision on their 2013 rate application. The OEB decision on Union Gas’ 2013 rate application is expected in late 2012.

Union Gas has regulatory assets of $230 million as of December 31, 2011 and $214 million as of December 31, 2010 related to deferred income tax liabilities. Under the current OEB-authorized rate structure, income tax costs are recovered in rates based on the current income tax payable and do not include accruals for deferred income tax. However, as income taxes become payable as a result of the reversal of timing differences that created the deferred income taxes, it is expected that rates will be adjusted to recover these taxes. Since substantially all of these timing differences are related to property, plant and equipment costs, recovery of these regulatory assets is expected to occur over the life of those assets.

Union Gas has regulatory liabilities associated with plant removal costs of $418 million as of December 31, 2011 and $410 million as of December 31, 2010. These regulatory liabilities represent collections from customers under approved rates for future asset removal activities that are expected to occur associated with its regulated facilities.

In addition, Union Gas has regulatory liabilities of $53 million as of December 31, 2011 and $39 million as of December 31, 2010 representing gas cost collections from customers under approved rates that exceeded the actual cost of gas for the associated periods. Union Gas files quarterly with the OEB to ensure that customers’ rates reflect future expected prices based on published forward-market prices. The difference between the approved and the actual cost of gas is deferred for future repayment to or refund from customers and is a component of quarterly gas commodity rates.

BC Pipeline and BC Field Services.    BC Pipeline and its customers reached a toll settlement agreement, which was approved by the NEB in January 2011, regarding final tolls for transmission services for 2011, 2012 and 2013.

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

The BC Pipeline and BC Field Services businesses in Western Canada have regulatory assets of $599 million as of December 31, 2011 and $584 million as of December 31, 2010 related to deferred income tax liabilities. Under the current NEB-authorized rate structure, income tax costs are recovered in tolls based on the current income tax payable and do not include accruals for deferred income tax. However, as income taxes become payable as a result of the reversal of timing differences that created the deferred income taxes, it is expected that transportation and field services tolls will be adjusted to recover these taxes. Since most of these timing differences are related to property, plant and equipment costs, this recovery is expected to occur over a 20 to 30 year period.

When evaluating the recoverability of the BC Pipelines’ and BC Field Services’ regulatory assets, we take into consideration the NEB regulatory environment, natural gas reserve estimates for reserves located or expected to be located near these assets, the ability to remain competitive in the markets served and projected demand growth estimates for the areas served by the BC Pipeline and BC Field Services businesses. Based on current evaluation of these factors, we believe that recovery of these tax costs is probable over the periods described above.

We believe that the effects of the above matters will not have a material effect on our future consolidated results of operations, financial position or cash flows.

7. Income Taxes

Income Tax Expense Components

	2011	2010	2009
	(in millions)
Current income taxes
Federal	$4	$105	$35
State	9	22	1
Foreign	100	38	145

Total current income taxes	113	165	181

Deferred income taxes
Federal	328	168	207
State	17	13	17
Foreign	29	37	(53)

Total deferred income taxes	374	218	171

Income tax expense from continuing operations	487	383	352
Income tax expense (benefit) from discontinued operations	14	(17)	1

Total income tax expense	$501	$366	$353

Earnings from Continuing Operations before Income Taxes

	2011	2010	2009
	(in millions)
Domestic	$1,049	$899	$807
Foreign	695	607	464

Total earnings from continuing operations before income taxes	$1,744	$1,506	$1,271

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to Actual Income Tax Expense from Continuing Operations

	2011	2010	2009
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$610	$527	$445
State income tax, net of federal income tax effect	21	18	12
Tax differential on foreign earnings	(98)	(104)	(62)
Domestic production activities deduction	(1)	(6)	(4)
Noncontrolling interests	(34)	(28)	(26)
British Columbia harmonization of tax pools	—	(24)	—
Valuation allowance on state net operating losses	1	1	—
Other items, net	(12)	(1)	(13)

Total income tax expense from continuing operations	$487	$383	$352

Effective tax rate	27.9%	25.4%	27.7%

Net Deferred Income Tax Liability Components

	December 31,
	2011	2010
	(in millions)
Deferred credits and other liabilities	$342	$352
Federal effects of uncertain tax benefits	15	16
Other	45	47

Total deferred income tax assets	402	415
Valuation allowance	(21)	(23)

Net deferred income tax assets	381	392

Investments and other assets	(1,196)	(1,283)
Accelerated depreciation rates	(2,875)	(2,414)
Regulatory assets and deferred debits	(271)	(256)

Total deferred income tax liabilities	(4,342)	(3,953)

Total net deferred income tax liabilities	$(3,961)	$(3,561)

The above deferred tax amounts have been classified in the Consolidated Balance Sheets as follows:

	December 31,
	2011	2010
	(in millions)
Other current assets	$11	$26
Other current liabilities	(32)	(32)
Deferred credits and other liabilities	(3,940)	(3,555)

Total net deferred income tax liabilities	$(3,961)	$(3,561)

At December 31, 2011, we had an unused state net operating loss carryforward of approximately $167 million that expires beginning in 2015. The deferred tax asset attributable to the state net operating loss and credit carryovers is $8 million (net of federal impacts) at December 31, 2011. We had valuation allowances of $2 million at December 31, 2011 and $1 million at December 31, 2010 against the deferred tax asset attributable to the state net operating loss and credit carryovers.

At December 31, 2011, we had a foreign net operating loss carryforward of $62 million that expires at various times beginning in 2027. The deferred tax asset attributable to the foreign net operating loss is $16 million. At December 31, 2011, we also had a foreign capital loss carryforward of $156 million with an indefinite expiration period. The deferred tax asset attributable to the foreign capital loss carryforward is $20 million. We had valuation allowances of $20 million at both December 31, 2011 and 2010 against the deferred tax asset related to the foreign capital loss carryforward.

Reconciliation of Gross Unrecognized Income Tax Benefits

	2011	2010	2009
	(in millions)
Balance at January 1	$82	$61	$76
Increases related to prior year tax positions	10	9	11
Decreases related to prior year tax positions	(6)	(2)	(29)
Increases related to current year tax positions	—	23	2
Settlements	—	—	(1)
Reductions due to lapse of statute of limitations	(9)	(11)	(3)
Foreign currency translation	(1)	2	5

Balance at December 31	$76	$82	$61

Unrecognized tax benefits totaled $76 million at December 31, 2011. Of this, $62 million would reduce the annual effective tax rate if recognized on or after January 1, 2012. We recorded a net decrease of $6 million in gross unrecognized tax benefits during 2011. Of this, $1 million increased income tax expense offset by $7 million which was attributable to deferred tax liabilities and foreign currency exchange rate fluctuations.

We recognize potential accrued interest and penalties related to unrecognized tax benefits as interest expense and as other expense, respectively. We recognized interest expense of $4 million in both 2011 and 2010 related to unrecognized tax benefits. Accrued interest and penalties totaled $24 million at December 31, 2011 and $20 million at December 31, 2010.

Although uncertain, we believe the total amount of unrecognized tax benefits will not materially change prior to December 31, 2012.

We have entered into an indemnification agreement with Duke Energy related to certain federal and state income taxes, including interest and penalties, for periods in which we were included in a Duke Energy consolidated, combined or unitary filing for years ended December 31, 2006 and prior. The indemnifications comprise a liability of $63 million presented in Deferred Credits and Other Liabilities—Regulatory and Other on the Consolidated Balance Sheet as of December 31, 2011. At December 31, 2010, we had a receivable of $23 million in Current Assets—Other related to the 2010 settlement of the federal examination for years 1999 through 2003. The refund was received in April 2011. Pursuant to the agreement with Duke Energy, there are no outstanding federal and state indemnification liabilities prior to 2004.

We remain subject to examination for Canada income tax return filings for years 2006 through 2010 and U.S. income tax return filings for 2007 through 2010.

Our foreign subsidiaries’ undistributed earnings of approximately $1.9 billion at December 31, 2011 are considered to be indefinitely invested outside the United States and, accordingly, no U.S. federal or state income taxes have been provided on those earnings. Upon distribution of those earnings, we may be subject to both foreign withholding taxes and U.S. income taxes, net of allowable foreign tax credits. The amount of such additional taxes would be dependent on several factors, including the size and timing of the distribution and the availability of foreign tax credits. As a result, the determination of the potential amount of unrecognized withholding and deferred income taxes is not practicable.

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

The following table summarizes results classified as Income From Discontinued Operations, Net of Tax in the accompanying Consolidated Statements of Operations:

	Operating Revenues	Pre-tax Earnings (Loss)	Income Tax Expense (Benefit)	Income From Discontinued Operations, Net of Tax
	(in millions)
2011
Other	$251	$39	$14	$25

Total consolidated	$251	$39	$14	$25

2010
Other	$126	$(11)	$(17)	$6

Total consolidated	$126	$(11)	$(17)	$6

2009
Western Canada Transmission & Processing	$2	$3	$1	$2
Other	171	3	—	3

Total consolidated	$173	$6	$1	$5

Spectra Energy LNG Sales, Inc. (Spectra Energy LNG) reached a settlement agreement in 2007 related to an arbitration proceeding regarding Spectra Energy LNG’s claims for the period prior to May 2002 under certain liquefied natural gas (LNG) transportation contracts with Sonatrach and Sonatrading Amsterdam B.V. (Sonatrach). Spectra Energy LNG was one of the entities contributed to us by Duke Energy in connection with our spin-off from Duke Energy and has been reflected as discontinued operations. In 2008, Sonatrach and Spectra Energy entered into a settlement agreement under which Spectra Energy LNG’s claims for the period after May 2002 were to be satisfied pursuant to commercial transactions involving the purchase of propane by Spectra Energy Propane, LLC (a subsidiary) from Sonatrach. We subsequently entered into associated agreements with what are now affiliates of DCP Midstream for the sale of this propane. Net purchases and sales of propane under these arrangements are reflected as Other discontinued operations. Income From Discontinued Operations, Net of Tax in 2010 includes an expense of $17 million ($11 million after-tax) for payments by us to a DCP Midstream affiliate for reimbursement of damages resulting from an alleged breach by Sonatrach of certain scheduled propane deliveries to us in the fourth quarter of 2010. We recovered $21 million ($14 million after-tax) of propane deliveries in 2011 from Sonatrach to recover these losses, recorded within Income From Discontinued Operations. Purchases and sales of propane under these agreements are expected to end in 2012.

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

Weighted-average shares used to calculate diluted EPS includes the effect of certain options and restricted stock awards. Certain other options and stock awards related to four million shares in 2011 and approximately ten million shares in both 2010 and 2009 were not included in the calculation of diluted EPS because either the option exercise prices were greater than the average market price of the shares during these periods or performance measures related to the awards had not yet been met.

The following table presents our basic and diluted EPS calculations:

	2011	2010	2009
	(in millions, except per-share amounts)
Income from continuing operations, net of tax—controlling interests	$1,159	$1,043	$844
Income from discontinued operations, net of tax—controlling interests	25	6	5

Net income—controlling interests	$1,184	$1,049	$849

Weighted average common shares, outstanding
Basic	650	648	642
Diluted	653	650	643
Basic earnings per common share
Continuing operations	$1.78	$1.61	$1.31
Discontinued operations, net of tax	0.04	0.01	0.01

Total basic earnings per common share	$1.82	$1.62	$1.32

Diluted earnings per common share
Continuing operations	$1.77	$1.60	$1.31
Discontinued operations, net of tax	0.04	0.01	0.01

Total diluted earnings per common share	$1.81	$1.61	$1.32

10. Investments in and Loans to Unconsolidated Affiliates and Related Party Transactions

Investments in affiliates for which we are not the primary beneficiary, but over which we have significant influence, are accounted for using the equity method. As of December 31, 2011 and 2010, the carrying amounts of investments in affiliates approximated the amounts of underlying equity in net assets. We received distributions from our equity investments of $516 million in 2011, $391 million in 2010 and $359 million in 2009. Cumulative undistributed earnings of unconsolidated affiliates totaled $278 million at December 31, 2011 and $228 million at December 31, 2010.

U.S. Transmission.    As of December 31, 2011, investments are mostly comprised of a 32% effective interest in Gulfstream, and 50% interests in SESH and Steckman Ridge, LP (Steckman Ridge). Gulfstream is an interstate natural gas pipeline that extends from Mississippi and Alabama across the Gulf of Mexico to Florida. SESH is an interstate natural gas pipeline that extends from northeast Louisiana to Mobile County, Alabama where it connects to the Gulfstream system. Steckman Ridge is a storage project located in Bedford County, Pennsylvania.

In 2009, we received a $148 million special distribution from Gulfstream from the proceeds of a debt issuance by Gulfstream, of which $144 million was classified as Cash Flows from Investing Activities—Distributions Received From Unconsolidated Affiliates on the Consolidated Statement of Cash Flows.

In 2009, $137 million of an outstanding loan to SESH was re-characterized as a capital infusion to SESH. In addition, we received $186 million from SESH in 2009, recorded as Cash Flows From Investing Activities—Receipt From Affiliate—Repayment of Loan on the Consolidated Statement of Cash Flows, representing full repayment of the remaining balance of the outstanding loan receivable. A portion of these funds were from the proceeds of a debt issuance by SESH. We recorded interest income on the SESH loan of $4 million in 2009.

We have made loans to Steckman Ridge in connection with the construction of its storage facilities. The loans carry market-based interest rates and are due the earlier of December 31, 2017 or coincident with the closing of any long-term financings by Steckman Ridge. The loan receivable from Steckman Ridge, including accrued interest, totaled $71 million at both December 31, 2011 and 2010. We recorded interest income on the Steckman Ridge loan of $1 million in each of 2011, 2010 and 2009.

Field Services.    Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream which is accounted for under the equity method of accounting. DCP Midstream is a limited liability company which is a pass-through entity for U.S. income tax purposes. DCP Midstream also owns entities who file their own respective federal, foreign and state income tax returns. Income tax expense related to these corporations is included in the income tax expense of DCP Midstream. Therefore, DCP Midstream’s net income attributable to members’ interests does not include income taxes for earnings which are passed through to the members based upon their ownership percentage. We recognize the tax effects of our share of DCP Midstream’s pass-through earnings in Income Tax Expense from Continuing Operations in the Consolidated Statements of Operations.

In 2005, DCP Midstream formed DCP Partners, a master limited partnership, and completed an IPO of DCP Partners. As a result of the adoption of ASC 810-10-65 in 2009, DCP Midstream reclassified to equity certain deferred gains on sales of common units in DCP Partners. Our proportionate 50% share, totaling $135 million pre-tax, was recorded in Equity in Earnings of Unconsolidated Affiliates in the Consolidated Statement of Operations in 2009. In 2011 and 2010, DCP Midstream recorded to equity gains on additional sales of common units of DCP Partners. Our proportionate share, totaling $17 million in 2011 and $30 million in 2010, was recorded in Equity in Earnings of Unconsolidated Affiliates.

Investments in and Loans to Unconsolidated Affiliates

	December 31, 2011			December 31, 2010
	Domestic	International	Total	Domestic	International	Total
	(in millions)
U.S. Transmission	$918	$—	$918	$932	$—	$932
Distribution	—	18	18	—	19	19
Western Canada Transmission & Processing	—	19	19	—	19	19
Field Services	1,109	—	1,109	1,063	—	1,063

Total	$2,027	$37	$2,064	$1,995	$38	$2,033

Equity in Earnings of Unconsolidated Affiliates

	2011			2010			2009
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
	(in millions)
U.S. Transmission	$98	$—	$98	$94	$—	$94	$74	$—	$74
Western Canada Transmission & Processing	—	2	2	—	1	1	—	(1)	(1)
Field Services	449	—	449	335	—	335	296	—	296

Total	$547	$2	$549	$429	$1	$430	$370	$(1)	$369

Summarized Combined Financial Information of Unconsolidated Affiliates (Presented at 100%)

Statements of Operations

	2011			2010			2009
	DCP Midstream	Other	Total	DCP Midstream	Other	Total	DCP Midstream	Other	Total
	(in millions)
Operating revenues	$12,982	$469	$13,451	$10,981	$483	$11,464	$8,560	$446	$9,006
Operating expenses	11,868	197	12,065	10,138	203	10,341	8,026	199	8,225
Operating income	1,114	272	1,386	843	280	1,123	534	247	781
Net income	924	188	1,112	619	223	842	306	168	474
Net income attributable to members’ interests	863	188	1,051	592	223	815	322	168	490

Balance Sheets

	December 31, 2011			December 31, 2010
	DCP Midstream	Other	Total	DCP Midstream	Other	Total
	(in millions)
Current assets	$1,577	$167	$1,744	$1,574	$212	$1,786
Non-current assets	7,835	3,286	11,121	6,664	3,340	10,004
Current liabilities	(2,647)	(46)	(2,693)	(2,206)	(96)	(2,302)
Non-current liabilities	(4,076)	(1,667)	(5,743)	(3,551)	(1,667)	(5,218)

Equity—total	2,689	1,740	4,429	2,481	1,789	4,270
Equity—noncontrolling interests	(537)	—	(537)	(421)	—	(421)

Equity—controlling interests	$2,152	$1,740	$3,892	$2,060	$1,789	$3,849

Related Party Transactions

DCP Midstream.    DCP Midstream processes certain of our pipeline customers’ gas to meet gas quality specifications in order to be transported on our Texas Eastern system. DCP Midstream processes the gas and sells the NGLs that are extracted from the gas. A portion of the proceeds from those sales are retained by DCP Midstream and the balance is remitted to us. We received proceeds of $70 million in 2011, $82 million in 2010 and $63 million in 2009 from DCP Midstream related to those sales, classified as Other Operating Revenues.

As discussed in Note 8, we entered into a propane sales agreement with an affiliate of DCP Midstream in 2008. We recorded revenues of $251 million in 2011, $85 million in 2010 and $98 million in 2009 associated with this agreement, as well as an expense of $17 million in 2010, classified within Income From Discontinued Operations, Net of Tax.

In addition to the above, we recorded other revenues from DCP Midstream and its affiliates totaling $11 million in 2011, $8 million in 2010 and $7 million in 2009, primarily within Transportation, Storage and Processing of Natural Gas.

We had accounts receivable from DCP Midstream and its affiliates of $8 million at December 31, 2011 and $21 million at December 31, 2010. In addition, we had distributions receivable from DCP Midstream of $47 million at December 31, 2011 and $38 million at December 31, 2010 recorded within Receivables on the Consolidated Balance Sheet. Total distributions received from DCP Midstream were $395 million in 2011, $288 million in 2010 and $101 million in 2009, classified as Cash Flows from Operating Activities—Distributions Received From Unconsolidated Affiliates.

Other.    We provide certain administrative and other services to our equity investment operating entities. We recorded recoveries of costs from these affiliates of $28 million in 2011, $23 million in 2010 and $24 million in 2009. Outstanding receivables from these affiliates totaled $3 million at December 31, 2011 and $5 million at December 31, 2010.

See also Notes 4, 16 and 18 for additional related party information.

11. Goodwill

The following table presents activity within goodwill based on the reporting unit determination:

	December 31, 2009	Increases (a)	December 31, 2010	Increases (Decreases) (a)	December 31, 2011
	(in millions)
U. S. Transmission	$2,391	$278	$2,669	$150	$2,819
Distribution	831	42	873	(18)	855
Western Canada Transmission & Processing	726	37	763	(17)	746

Total consolidated	$3,948	$357	$4,305	$115	$4,420

(a)	Net increases (decreases) consist of foreign currency translation, $188 million of goodwill associated with the acquisition of Bobcat in 2010 and $194 million of goodwill associated with the acquisition of Big Sandy in 2011. Bobcat and Big Sandy are part of U.S. Transmission. See Note 4 for further discussion.

The following goodwill amounts originating from the acquisition of Westcoast Energy, Inc. (Westcoast) in 2002 are included in Other within the segment data presented in Note 5:

	December 31,
	2011	2010
	(in millions)
U.S. Transmission	$1,832	$1,872
Distribution	852	870
Western Canada Transmission & Processing	709	724

No impairments of goodwill were recorded in 2011, 2010 or 2009. See Note 1 for discussion of goodwill impairment testing.

12. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2011	2010
	(years)	(in millions)
Plant
Natural gas transmission	15–100	$12,555	$11,851
Natural gas distribution	27–60	2,795	2,732
Gathering and processing facilities	25-40	3,535	3,459
Storage	5–122	1,892	1,795
Land rights and rights of way	21–122	470	377
Other buildings and improvements	10–50	103	102
Equipment	3–40	326	377
Vehicles	5–20	111	90
Land	—	96	91
Construction in process	—	1,305	660
Software	4–10	392	294
Other	5–82	352	334

Total property, plant and equipment		23,932	22,162
Total accumulated depreciation		(5,323)	(4,871)
Total accumulated amortization		(351)	(311)

Total net property, plant and equipment		$18,258	$16,980

We had no material capital leases at December 31, 2011 or 2010.

Almost 90% of our property, plant and equipment is regulated with estimated useful lives based on rates approved by the applicable regulatory authorities in the United States and Canada: the FERC, the NEB and the OEB. Composite weighted-average depreciation rates were 3.18% for 2011, 3.14% for 2010 and 3.17% for 2009.

Amortization expense of intangible assets totaled $70 million in 2011, $58 million in 2010 and $54 million in 2009. Estimated amortization expense for the next five years follows:

Estimated Amortization Expense
(in millions)
2012	$74
2013	73
2014	53
2015	30
2016	28

13. Marketable Securities and Restricted Funds

We routinely invest excess cash and various restricted balances in securities such as commercial paper, bankers acceptances, corporate debt securities, treasury bills and money market funds in the United States and Canada. We do not purchase marketable securities for speculative purposes, nor do we routinely sell marketable securities prior to their scheduled maturity dates. Therefore, we do not have any securities classified as trading securities. A portion of our investments of restricted funds, primarily insurance-related funds, are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to unexpected cash needs. Initial investments in securities are classified as purchases of the respective type of securities (available-for-sale or held-to-maturity), and maturities of securities are classified within proceeds from sales and maturities of securities in the Consolidated Statements of Cash Flows.

AFS Marketable Securities.    During 2010, we invested a portion of the proceeds from Spectra Energy Partners’ issuance of common units to the public in AFS marketable securities, which included investments in money market and commercial paper. These investments, which totaled $209 million as of December 31, 2010, were pledged as collateral against Spectra Energy Partners’ term loan and were classified as Investments and Other Assets—Other on the Consolidated Balance Sheet. Spectra Energy Partners’ term loan was repaid in June 2011 using proceeds from the issuance of Spectra Energy Partners’ senior notes, and the related investments were liquidated.

In addition to these restricted funds, we had $14 million of other restricted AFS securities classified as Current Assets—Other as of December 31, 2011, and $3 million and $2 million classified as Investments and Other Assets—Other at December 31, 2011 and 2010, respectively. These other restricted funds are related to insurance.

At December 31, 2011, the weighted–average contractual maturity of outstanding AFS securities was less than one year.

There were no gross unrealized holding gains or losses associated with investments in AFS securities at December 31, 2011 or 2010. Estimated fair values of AFS securities follow:

	Estimated Fair Value
	December 31,
	2011	2010
	(in millions)
Corporate debt securities	$18	$222
Canadian government securities	14	—
Money market funds	3	2

Total available-for-sale investments	$35	$224

HTM Marketable Securities.    HTM marketable securities, totaling $162 million at December 31, 2011 and $182 million at December 31, 2010, are classified as Investments and Other Assets—Other. These securities are restricted funds pursuant to certain M&N LP debt agreements. These funds, plus future cash from operations that would otherwise be available for distribution to the partners of M&N LP, are placed in escrow until the balance in escrow is sufficient to fund all future debt service on the M&N LP notes. The notes payable, totaling $204 million as of December 31, 2011, have semi-annual interest and principal payments and are due in 2019.

At December 31, 2011, the weighted–average contractual maturity of outstanding HTM securities was less than one year.

There were no gross unrecognized holding gains or losses associated with investments in HTM securities at December 31, 2011 or December 31, 2010. Estimated fair values of HTM securities follow:

	Estimated Fair Value
	December 31,
	2011	2010
	(in millions)
Canadian government securities	$107	$182
Bankers acceptance notes	55	—

Total held-to-maturity investments	$162	$182

Other Restricted Funds.    In addition to the AFS and HTM securities described above, we had restricted funds totaling $35 million and $44 million at December 31, 2011 and 2010, respectively, classified as Current Assets—Other, and $79 million and $5 million, respectively, classified as Investments and Other Assets—Other. These restricted funds are primarily related to additional amounts for the M&N LP debt service requirements.

Changes in restricted balances are presented within Cash Flows from Investing Activities on our Consolidated Statements of Cash Flows.

Interest income.    Interest income totaled $12 million in 2011, $3 million in 2010 and $4 million in 2009, and is included in Other Income and Expenses, Net on the Consolidated Statements of Operations.

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

Reconciliation of Changes in Asset Retirement Obligation Liabilities

	2011	2010
	(in millions)
Balance at beginning of year	$157	$143
Accretion expense	8	8
Revisions in estimated cash flows	12	1
Foreign currency exchange impact	(3)	7
Liabilities settled	(1)	(2)

Balance at end of year (a)	$173	$157

(a)	Amounts included in Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.

15. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Interest Rate	Year Due	December 31,
			2011	2010
			(in millions)
Unsecured debt	6.3%	2012–2041	$10,240	$9,812
Secured debt	5.8%	2012–2019	367	618
Commercial paper (a)	0.7%	—	1,052	836
Fair value hedge carrying value adjustment		2012–2025	79	70
Unamortized debt discount and premium, net			(15)	(16)

Total debt (b)			11,723	11,320
Current maturities of long-term debt			(525)	(315)
Short-term borrowings and commercial paper (c)			(1,052)	(836)

Total long-term debt			$10,146	$10,169

(a)	The weighted-average days to maturity was 12 days as of December 31, 2011 and 11 days as of December 31, 2010.
(b)	As of December 31, 2011 and 2010, respectively, $5,067 million and $4,746 million of debt was denominated in Canadian dollars.
(c)	Weighted-average rates on outstanding short-term borrowings and commercial paper were 0.7% as of December 31, 2011 and 0.5% as of December 31, 2010.

Secured Debt.    Secured debt as of December 31, 2011 and 2010 includes project financing for M&N LP. Ownership interests in M&N LP and certain of its accounts, revenues, business contracts and other assets are pledged as collateral.

Secured debt at December 31, 2010 also included the term debt of Spectra Energy Partners which was collateralized by investment-grade securities. The terms of the secured debt allowed for the liquidation of collateral to fund capital expenditures or certain acquisitions provided that an equal amount of the term loan was repaid. Investments in marketable securities totaling $209 million as of December 31, 2010 were pledged as collateral against the term loan. The term debt was repaid in 2011.

Floating Rate Debt.    Unsecured, secured and other debt included approximately $1,052 million of floating-rate debt as of December 31, 2011 and $1,342 million as of December 31, 2010. The weighted average interest rate of borrowings outstanding that contained floating rates was 0.7% at December 31, 2011 and 0.5% at December 31, 2010.

Annual Maturities

December 31, 2011
(in millions)
2012	$525
2013	936
2014	1,184
2015	331
2016	743
Thereafter	6,952

Total long-term debt (a)	$10,671

(a)	Excludes short-term borrowings and commercial paper of $1,052 million.

We have the ability under certain debt facilities to call and repay the obligations prior to scheduled maturities. Therefore, the actual timing of future cash repayments could be materially different than presented above.

Available Credit Facilities and Restrictive Debt Covenants

			Outstanding at December 31, 2011				Available Credit Facilities Capacity
	Expiration Date	Credit Facilities Capacity	Commercial Paper	Revolving Credit	Letters of Credit	Total
	(in millions)
Spectra Capital (a)
Multi-year syndicated	2016	$1,500	$751	$—	$6	$757	$743
Westcoast (b)
Multi-year syndicated	2016	294	—	—	—	—	294
Union Gas (c)
Multi-year syndicated	2016	392	274	—	—	274	118
Spectra Energy Partners (d)
Multi-year syndicated	2016	700	27	—	—	27	673

Total		$2,886	$1,052	$—	$6	$1,058	$1,828

(a)	Credit facility contains a covenant requiring our consolidated debt-to-total capitalization ratio, as defined in the agreement, to not exceed 65%. This ratio was 59% at December 31, 2011.
(b)	U.S. dollar equivalent at December 31, 2011. The credit facility is 300 million Canadian dollars and contains a covenant that requires the Westcoast non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 43% at December 31, 2011.
(c)	U.S. dollar equivalent at December 31, 2011. The credit facility is 400 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 64% at December 31, 2011.
(d)	Credit facility contains a covenant that requires Spectra Energy Partners to maintain a ratio of total Debt-to-Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. As of December 31, 2011, this ratio was 2.7. Adjusted EBITDA is a non-GAAP measure. Because Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in our industry, Spectra Energy Partners’ definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA should not be considered an alternative to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP.

The issuance of commercial paper, letters of credit and other borrowings reduce the amounts available under the credit facilities.

Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2011, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

As noted above, the terms of our Spectra Capital credit agreement require our consolidated debt-to-total capitalization ratio, as defined in the agreement, to be 65% or lower. Per the terms of the new agreement, collateralized debt and Spectra Energy Partners’ debt and capitalization are excluded in the calculation of the ratio. This ratio was 59% at December 31, 2011. Approximately $5.8 billion of our equity (net assets) was considered restricted at December 31, 2011, representing the minimum amount of equity required to maintain the 65% consolidated debt-to-total capitalization ratio.

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

At December 31, 2011, approximately 63% of the outstanding preferred shares were redeemable at the option of Westcoast and Union, as applicable.

17. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

		December 31, 2011
Description	Consolidated Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$49	$—	$49	$—
Canadian government securities	Current assets—other	14	14	—	—
Corporate debt securities	Current assets—other	2	—	2	—
Corporate debt securities	Investments and other assets—other	16	—	16	—
Derivative assets—interest rate swaps	Investments and other assets—other	66	—	66	—
Money market funds	Investments and other assets—other	3	3	—	—

Total Assets		$150	$17	$133	$—

Derivative liabilities—natural gas purchase contracts	Current liabilities—other	$1	$—	$—	$1
Derivative liabilities—natural gas purchase contracts	Deferred credits and other liabilities— regulatory and other	13	—	—	13
Derivative liabilities—interest rate swaps	Deferred credits and other liabilities— regulatory and other	16	—	16	—

Total Liabilities		$30	$—	$16	$14

		December 31, 2010
Description	Consolidated Balance Sheet Caption	Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$74	$—	$74	$—
Corporate debt securities	Investments and other assets—other	222	—	222	—
Derivative assets—interest rate swaps	Investments and other assets—other	48	—	48	—
Money market funds	Investments and other assets—other	25	25	—	—

Total Assets		$369	$25	$344	$—

Derivative liabilities—natural gas purchase contracts	Deferred credits and other liabilities— regulatory and other	$6	$—	$—	$6
Derivative liabilities—interest rate swaps	Deferred credits and other liabilities— regulatory and other	20	—	20	—

Total Liabilities		$26	$—	$20	$6

The following table presents changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	December 31,
	2011	2010
	(in millions)
Long-term derivative assets (liabilities)
Fair value, beginning of period	$(6)	$15
Total realized/unrealized gains (losses):
Included in earnings	(3)	—
Included in other comprehensive income	(5)	(21)

Fair value, end of period	$(14)	$(6)

Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets/liabilities held at the end of the period	$(3)	$(2)

Level 1

Level 1 valuations represent quoted unadjusted prices for identical instruments in active markets.

Level 2 Valuation Techniques

Fair values of our financial instruments that are actively traded in the secondary market, including our long-term debt, are determined based on market-based prices. These valuations may include inputs such as quoted market prices of the exact or similar instruments, broker or dealer quotations, or alternative pricing sources that may include models or matrix pricing tools, with reasonable levels of price transparency.

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

	December 31,
	2011		2010
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Notes receivable, current (a)	$—	$—	$50	$51
Notes receivable, noncurrent (b)	71	71	71	71
Long-term debt, including current maturities	10,671	12,469	10,484	11,874

(a)	Included within Receivables on the Consolidated Balance Sheets.
(b)	Included within Investments in and Loans to Unconsolidated Affiliates.

The fair value of our long-term debt is determined based on market-based prices as described in the Level 2 valuation technique described above.

The fair values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable-current and noncurrent, accounts payable, short-term borrowings and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

During 2011 and 2010, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

18. Risk Management and Hedging Activities

We are exposed to the impact of market fluctuations in the prices of NGLs and natural gas purchased as a result of our investment in DCP Midstream, and the ownership of the NGL marketing operations in western Canada and the processing plants associated with our U.S. pipeline assets. Exposure to interest rate risk exists as a result of the issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from our Canadian operations. We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of forward physical transactions as well as other derivatives, primarily around interest rate exposures.

DCP Midstream manages their direct exposure to market prices separate from Spectra Energy, and utilizes various risk management strategies, including the use of commodity derivatives.

Derivative Portfolio Carrying Value as of December 31, 2011

Asset/(Liability)	Maturity in 2012	Maturity in 2013	Maturity in 2014	Maturity in 2015 and Thereafter	Total Carrying Value
	(in millions)
Hedging	$(6)	$24	$16	$19	$53
Undesignated	(1)	—	(16)	—	(17)

Total	$(7)	$24	$—	$19	$36

These amounts represent the combination of amounts presented as assets (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on our Consolidated Balance Sheet and do not include any derivative positions of DCP Midstream. See Note 17 for information regarding the presentation of these derivative positions on our Consolidated Balance Sheets.

Accumulated unrealized mark-to-market net losses on hedges included in AOCI on the Consolidated Balance Sheet totaled $45 million as of December 31, 2011.

Commodity Cash Flow Hedges.    Our NGL marketing operations are exposed to market fluctuations in the prices of natural gas and NGLs related to natural gas processing and marketing activities. We closely monitor the potential effects of commodity price changes and may choose to enter into contracts to protect margins for a portion of future sales and fuel expenses by using financial commodity instruments, such as swaps, forward contracts and options. There were no significant commodity cash flow hedge transactions during 2011, 2010 or 2009.

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

For interest rate derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the Consolidated Statements of Operations. There were no material amounts of gains or losses, either effective or ineffective, recognized in net income or other comprehensive income in 2011, 2010 or 2009.

At December 31, 2011, we had “pay floating—receive fixed” interest rate swaps outstanding with a total notional principal amount of $1,695 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

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

Included in Other Current Liabilities and Deferred Credits and Other Liabilities—Regulatory and Other are collateral liabilities of $66 million at December 31, 2011 and $78 million at December 31, 2010, which represent cash collateral posted by third parties with us.

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

Included in Deferred Credits and Other Liabilities—Regulatory and Other on the Consolidated Balance Sheets are undiscounted liabilities related to extended environmental-related activities totaling $16 million as of December 31, 2011 and $14 million as of December 31, 2010. These liabilities represent provisions for costs associated with remediation activities at some of our current and former sites, as well as other environmental contingent liabilities.

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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of December 31, 2011 or 2010 related to litigation.

Other Commitments and Contingencies

See Note 20 for a discussion of guarantees and indemnifications.

Operating Lease Commitments

We lease assets in various areas of our operations. Consolidated rental expense for operating leases classified in Income From Continuing Operations was $39 million in 2011, $49 million in 2010 and $47 million in 2009, which is included in Operating, Maintenance and Other on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases which at inception had noncancelable terms of more than one year. We had no material capital lease commitments at December 31, 2011.

Long-term Operating Leases
(in millions)
2012	$46
2013	44
2014	39
2015	32
2016	29
Thereafter	115

Total future minimum lease payments	$305

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

We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-100%-owned entities. In connection with our spin-off from Duke Energy, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of December 31, 2011 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these outstanding performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.

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

Westcoast, a 100%-owned subsidiary, has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. Those guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt agreements, purchase contracts and leases. Certain guarantees that were previously issued by Westcoast for obligations of entities that remained a part of Duke Energy are considered guarantees of third party performance; however, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments Westcoast could have been required to make under those performance guarantees of unconsolidated entities and third-party entities as of December 31, 2011 was $21 million. Of these guarantees, $4 million expire in 2015 and the remaining have no contractual expirations.

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

As of December 31, 2011, the amounts recorded for the guarantees and indemnifications, described above, including the indemnifications by Duke Energy to us, are not material, both individually and in the aggregate. See also Note 7 for discussion of indemnifications by Duke Energy of certain income tax liabilities.

21. Common Stock Issuance

In 2009, we issued 32.2 million shares of our common stock and received net proceeds of $448 million. We used the net proceeds to repay commercial paper as it matured. Borrowings from the commercial paper were used for capital expenditures and for other general corporate purposes.

22. Effects of Changes in Noncontrolling Interests Ownership

The following table presents the effects of changes in our ownership interests in non-100%-owned consolidated subsidiaries:

	2011	2010	2009
	(in millions)
Net Income—Controlling Interests	$1,184	$1,049	$849
Increase in Additional Paid-in Capital resulting from sales of units of Spectra Energy Partners (a)	38	50	25

Total Net Income—Controlling Interests and changes in Equity—Controlling Interests	$1,222	$1,099	$874

(a)	See Note 3 for further discussion.

23. Stock-Based Compensation

The Spectra Energy Corp 2007 Long-Term Incentive Plan (the 2007 LTIP), as amended and restated, provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other equity-based awards, to employees and other key individuals who perform services for us. A maximum of 40 million shares of common stock may be awarded under the 2007 LTIP.

Options granted under the 2007 LTIP are issued with exercise prices equal to the fair market value of our common stock on the grant date, have ten year terms and generally vest over a three-year term. Compensation expense related to stock options is recognized over the requisite service period. The requisite service period for stock options is the same as the vesting period, with the exception of retirement eligible employees, who have shorter requisite service periods ending when the employees become retirement eligible. We issue new shares upon exercising or vesting of share-based awards. The Black-Scholes option-pricing model is used to estimate the fair value of options at grant date.

Restricted, performance and phantom stock awards granted under the 2007 LTIP typically become 100% vested on the three-year anniversary of the grant date. Equity-classified stock-based compensation cost is measured at the grant date based on the fair value of the award. Liability-classified stock-based compensation cost is measured at the grant date based on the current stock price and is re-measured at each reporting period until settlement. Related compensation expense is recognized over the requisite service period, which is the same as the vesting period.

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

We recorded pre-tax stock-based compensation expense in continuing operations as follows, the components of which are further described below:

	2011	2010	2009
	(in millions)
Phantom stock	$12	$13	$8
Performance awards	17	13	6

Total	$29	$26	$14

The tax benefit recognized in Income From Continuing Operations associated with stock-based compensation expense was $7 million in 2011, $4 million in 2010 and $3 million in 2009. We recognized tax benefits from stock-based compensation cost of approximately $3 million in 2011, $2 million in 2010 and $3 million in 2009 in Additional Paid-in Capital.

Stock Option Activity

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2010	8,553	$25	3.2	$23
Exercised	(1,674)	19
Forfeited or expired	(1,988)	33

Outstanding at December 31, 2011	4,891	24	3.3	36

Exercisable at December 31, 2011	4,891	24	3.3	36

We granted employees 20,000 non-qualified stock options in 2009, with a fair value of less than $1 million and a market price of $4.73 per share. We did not award any non-qualified stock options to employees during 2011 or 2010.

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

Coincident with our spin-off, all exercisable Duke Energy options were converted in accordance with the share conversion guidelines on a two-to-one basis, with no change to overall intrinsic value. The total intrinsic value of options exercised was $14 million in 2011, $6 million in 2010 and $1 million in 2009. Cash received by us from options exercised was $32 million in 2011, $13 million in 2010 and $3 million in 2009. We recognized a nominal tax benefit in 2010 and 2009 since the options exercised were predominately held by Duke Energy employees. As of December 31, 2011, all stock options are fully vested, and as a result, we do not expect to recognize future compensation costs related to stock options.

Stock Awards Activity

	Performance Awards		Phantom Stock Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
	(units in thousands)
Outstanding at December 31, 2010	1,828	$24	1,953	$19
Granted	704	32	453	26
Vested	(401)	31	(519)	25
Forfeited	(36)	25	(31)	19

Outstanding at December 31, 2011	2,095	25	1,856	19

Awards expected to vest	2,072	25	1,835	19

Performance Awards

Under the 2007 LTIP, we can also grant stock-based and cash-based performance awards. The performance awards generally vest over three years at the earliest, if performance metrics are met. The cash-based awards will be settled in cash at vesting. We granted 364,600 stock-based awards and 339,200 cash-based awards during 2011, with fair values of $12 million and $10 million, respectively. We granted 624,100 stock-based awards during 2010 and 830,100 stock-based awards during 2009, with fair values of $19 million in 2010 and $12 million in 2009. The unvested and outstanding performance awards granted contain market conditions based on the total shareholder return of Spectra Energy common stock relative to a pre-defined peer group. The stock-based awards are valued using the Monte Carlo valuation method. The cash-based awards are valued at our current stock price and are remeasured at each reporting period until settlement.

Weighted-Average Assumptions for Stock-Based Performance Awards

	2011	2010	2009
Risk-free rate of return	1.2%	1.4%	1.4%
Expected life	3 years	3 years	3 years
Expected volatility—Spectra Energy	38%	38%	41%
Expected volatility—peer group	21%–60%	22%–59%	21%–53%
Market index	30%	30%	29%

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

The total fair value of the shares vested in 2011 was $12 million and none in 2010, as Spectra Energy performance awards were first granted in 2008. The total fair value of shares vested in 2009 was $11 million, which represented awards related to the converted Stock-Based Awards previously discussed. As of December 31, 2011, we expect to recognize $23 million of future compensation cost related to outstanding performance awards over a weighted-average period of less than two years.

Phantom Stock Awards

Stock-based phantom awards granted under the 2007 LTIP generally vest over three years. We awarded 453,000 phantom awards to our employees in 2011, 655,100 phantom awards in 2010 and 837,900 phantom awards in 2009, with fair values of $12 million in 2011, $14 million in 2010 and $11 million in 2009.

The total fair value of the shares vested in 2011 was $13 million, $12 million in 2010 and $5 million in 2009. As of December 31, 2011, we expect to recognize $14 million of future compensation cost related to phantom stock awards over a weighted-average period of less than two years.

24. Employee Benefit Plans

Retirement Plans.    We have a qualified non-contributory defined benefit (DB) retirement plan for U.S. employees (U.S. Qualified Pension Plan). This plan covers U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits.

We also maintain non-qualified, non-contributory, unfunded defined benefit plans (U.S. Non-Qualified Pension Plans) which cover certain current and former U.S. executives. The U.S. Non-Qualified Pension Plans have no plan assets. There are other non-qualified plans such as savings and deferred compensation plans which cover certain current and former U.S. executives. Pursuant to trust agreements, Spectra Energy has set aside funds for certain of the above non-qualified plans in several trusts. Although these funds are restrictive in nature, they remain a component of our general assets and are subject to the claims of creditors. These trust funds of $22 million as of December 31, 2011 and $23 million as of December 31, 2010, invested in money market funds and valued using a Level 1 hierarchy level, are considered AFS securities and are classified as Investments and Other Assets-Other on the Consolidated Balance Sheets.

In addition, our Westcoast subsidiary maintains qualified and non-qualified, contributory and non-contributory (Canadian Qualified Pension Plan) and (Canadian Non-Qualified Pension Plan) DB and defined contribution (Canadian DC) retirement plans covering substantially all employees of our Canadian operations. The DB plans provide retirement benefits based on each plan participant’s years of service and final average earnings. Under the DC plan, company contributions are determined according to the terms of the plan and based on each plan participant’s age, years of service and current eligible earnings. We also provide non-qualified DB supplemental pensions to all employees who retire under a DB qualified pension plan and whose pension is limited by the maximum pension limits under the Income Tax Act (Canada). We report our Canadian benefit plans separate from the U.S. plans due to differences in actuarial assumptions.

Our policy is to fund our retirement plans on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions of $21 million to our U.S. Qualified and Non-Qualified Pension Plans in 2011, $31 million in 2010 and $4 million in 2009. We made total contributions to our Canadian Qualified and Non-Qualified Pension Plans of $144 million in 2011, $67 million in 2010 and $61 million in 2009. Contributions of $8 million in 2011, $7 million in 2010 and $5 million in 2009 were made to our Canadian DC plan. We anticipate that in 2012 we will make total contributions of approximately $27 million to the U.S. Qualified and Non-Qualified Pension Plans, approximately $98 million to the Canadian Qualified and Non-Qualified Pension Plans and approximately $9 million to the Canadian DC Plan.

Actuarial gains and losses are amortized over the average remaining service period of active employees. The average remaining service period of active employees covered by the U.S. Qualified and Non-Qualified Pension Plans is 10 years. The average remaining service periods of active employees covered by the Canadian Qualified and Non-Qualified Pension Plans are 10 years and 14 years, respectively. We determine the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years for the U.S. plans and over three years for the Canadian plans.

Qualified and Non-Qualified Pension Plans

Change in Projected Benefit Obligation and Change in Fair Value of Plan Assets

	U.S.		Canada
	2011	2010	2011	2010
	(in millions)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$528	$504	$1,005	$862
Service cost	13	12	20	17
Interest cost	25	26	53	51
Actuarial loss	30	19	149	64
Participant contributions	—	—	5	4
Benefits paid	(39)	(33)	(48)	(44)
Prior service cost	—	—	1	—
Foreign currency translation effect	—	—	(29)	51

Projected benefit obligation, end of period	557	528	1,156	1,005

Change in Fair Value of Plan Assets
Plan assets, beginning of period	447	405	754	605
Actual return on plan assets	14	44	2	85
Benefits paid	(39)	(33)	(48)	(44)
Employer contributions	21	31	144	67
Plan participants’ contributions	—	—	5	4
Foreign currency translation effect	—	—	(17)	37

Plan assets, end of period	443	447	840	754

Net amount recognized (a)	$(114)	$(81)	$(316)	$(251)

Accumulated Benefit Obligation	$529	$501	$1,074	$943

(a)	Recognized in Deferred Credits and Other Liabilities—Regulatory and Other in the Consolidated Balance Sheets.

The U.S. and Canadian Qualified and Non-Qualified Pension Plans had accumulated benefit obligations in excess of plan assets.

Amounts Recognized in Accumulated Other Comprehensive Income

	U.S.		Canada
	December 31,		December 31,
	2011	2010	2011	2010
	(in millions)
Net actuarial loss	$216	$179	$435	$278
Prior service costs	1	1	11	12

Total amount recognized in AOCI	$217	$180	$446	$290

Components of Net Periodic Pension Costs

	U.S.			Canada
	2011	2010	2009	2011	2010	2009
	(in millions)
Net Periodic Pension Cost
Service cost benefit earned	$13	$12	$10	$20	$17	$13
Interest cost on projected benefit obligation	25	26	28	53	51	44
Expected return on plan assets	(32)	(31)	(33)	(49)	(45)	(42)
Amortization of prior service cost	—	—	—	2	2	1
Amortization of loss	11	8	5	27	18	2

Net periodic pension cost	17	15	10	53	43	18

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	48	7	(30)	184	28	80
Amortization of actuarial loss	(11)	(8)	(5)	(27)	(18)	(2)
Amortization of prior service credit	—	—	—	(2)	(2)	(1)
Current year prior service cost	—	—	—	1	—	6

Total recognized in other comprehensive income	37	(1)	(35)	156	8	83

Total Recognized in Net Periodic Pension Cost and Other Comprehensive Income	$54	$14	$(25)	$209	$51	$101

At December 31, 2011, approximately $15 million of actuarial losses for the U.S. plans and $35 million for the Canadian plans will be amortized from AOCI on the Consolidated Balance Sheets into net periodic benefit cost in 2012.

At December 31, 2011, approximately $2 million of prior service costs were included in AOCI that will be recognized in net periodic costs in 2012 for the Canadian plans.

Assumptions Used for Pension Benefits Accounting

	U.S.			Canada
	2011	2010	2009	2011	2010	2009
Benefit Obligations
Discount rate	4.17%	4.82%	5.28%	4.30%	5.25%	5.87%
Salary increase	4.61	4.68	4.73	3.25	3.25	3.50

Net Periodic Benefit Cost
Discount rate	4.82	5.28	5.91	5.25	5.87	6.46
Salary increase	4.68	4.73	5.77	3.25	3.50	3.50
Expected long-term rate of return on plan assets	7.00	7.25	7.25	7.00	7.00	7.00

The discount rates used to determine the benefit obligations are the rates at which the benefit obligations could be effectively settled. The discount rates for our U.S. and Canadian plans are developed from yields on available high-quality bonds in each country and reflect each plan’s expected cash flows.

The long-term rates of return for the U.S. and Canadian plan assets as of December 31, 2011 were developed using weighted-average calculations of expected returns based primarily on future expected returns across classes considering the use of active asset managers applied against the U.S. and Canadian plans’ respective targeted asset mix.

Qualified Pension Plan Assets

	U.S.			Canada
Asset Category	Target Allocation	December 31,		Target Allocation	December 31,
		2011	2010		2011	2010
U.S. equity securities	33%	34%	32%	14%	14%	14%
Canadian equity securities	—	—	—	28	27	29
Other equity securities	15	13	15	13	13	13
Fixed income securities	46	47	48	45	46	44
Other investments	6	6	5	—	—	—

Total	100%	100%	100%	100%	100%	100%

Pension plan assets are maintained in master trusts in both the U.S. and Canada. The investment objective of the master trusts is to achieve reasonable returns on trust assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants. The asset allocation targets were set after considering the investment objective and the risk profile with respect to the trusts. Equities are held for their high expected return. Other equity and fixed income securities are held for diversification. Investments within asset classes are diversified to achieve broad market participation and reduce the effects of individual managers or investments. We regularly review our actual asset allocation and periodically rebalance our investments to the targeted allocation when considered appropriate.

The following table summarizes the fair values of pension plan assets recorded at each fair value hierarchy level, as determined in accordance with the valuation techniques described in Note 17:

	U.S.				Canada
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
December 31, 2011
Cash and cash equivalents	$—	$—	$—	$—	$5	$5	$—	$—
Fixed income securities	211	211	—	—	380	365	15	—
Equity securities	208	208	—	—	452	323	129	—
Other	24	—	—	24	3	—	—	3

Total	$443	$419	$—	$24	$840	$693	$144	$3

December 31, 2010
Cash and cash equivalents	$1	$1	$—	$—	$3	$3	$—	$—
Fixed income securities	213	213	—	—	333	—	333	—
Equity securities	209	209	—	—	415	—	415	—
Other	24	—	—	24	3	—	—	3

Total	$447	$423	$—	$24	$754	$3	$748	$3

Expected Benefit Payments

	U.S.	Canada
	(in millions)
2012	$49	$48
2013	46	51
2014	46	53
2015	48	56
2016	50	58
2017 – 2021	260	316

Other Post-Retirement Benefit Plans

U.S. Other Post-Retirement Benefits.    We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The 1993 unamortized net transition obligation from the adoption of a new accounting standard is being amortized over approximately 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees of 12 years. We determine the market-related value of the plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years for the U.S. plans.

Canadian Other Post-Retirement Benefits.    We provide health care and life insurance benefits for retired employees on a non-contributory basis for our Canadian operations predominantly under defined contribution plans. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. The Canadian plans are not funded.

Other Post-Retirement Benefit Plans—Change in Projected Benefit Obligation and Fair Value of Plan Assets

	U.S.		Canada
	2011	2010	2011	2010
	(in millions)
Change in Benefit Obligation
Accumulated post-retirement benefit obligation, beginning of period	$205	$213	$135	$109
Service cost	1	1	5	3
Interest cost	10	11	7	7
Plan participants’ contribution	3	3	—	—
Actuarial loss (gain)	(1)	2	23	13
Medicare subsidy receivable	3	2	—	—
Benefits paid	(20)	(20)	(5)	(4)
Plan amendments	(1)	(7)	—	—
Foreign currency translation effect	—	—	(4)	7

Accumulated post-retirement benefit obligation, end of period	200	205	161	135

Change in Fair Value of Plan Assets
Plan assets, beginning of period	78	75	—	—
Actual return on plan assets	2	5	—	—
Benefits paid	(20)	(20)	(5)	(4)
Employer contributions	13	15	5	4
Plan participants’ contributions	3	3	—	—

Plan assets, end of period	76	78	—	—

Net amount recognized (a)	$(124)	$(127)	$(161)	$(135)

(a)	Recognized primarily in Deferred Credits and Other Liabilities—Regulatory and Other in the Consolidated Balance Sheets.

Other Post-Retirement Benefit Plans—Amounts Recognized in Accumulated Other Comprehensive Income

	U.S.		Canada
	December 31,		December 31,
	2011	2010	2011	2010
	(in millions)
Prior service credit	$—	$—	$(7)	$(8)
Net actuarial loss	22	22	47	22
Transition obligation	—	2	—	—

Total amount recognized in AOCI	$22	$24	$40	$14

As of December 31, 2011, approximately $2 million of actuarial losses were included in AOCI in the Consolidated Balance Sheet that will be recognized in net periodic costs in 2012 for the U.S. plan. As of December 31, 2011, approximately $1 million of prior service credits were included in AOCI that will be recognized in net periodic costs in 2012 for the Canadian plans. These credits will be offset by $2 million of actuarial losses that were also included in AOCI at December 31, 2011 and will be amortized through net periodic costs in 2012.

	U.S.			Canada
	2011	2010	2009	2011	2010	2009
	(in millions)
Other Post-Retirement Benefit Plans—Components of Net Periodic Benefit Cost
Service cost benefit earned	$1	$1	$1	$5	$3	$2
Interest cost on accumulated post-retirement benefit obligation	10	11	13	7	7	6
Expected return on plan assets	(5)	(5)	(5)	—	—	—
Amortization of net transition obligation	—	4	5	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)
Amortization of loss	2	1	2	1	1	—

Net periodic other post-retirement benefit cost	8	12	16	12	10	7

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	1	1	(27)	26	13	10
Amortization of actuarial loss	(2)	(1)	(2)	(1)	(1)	—
Current year prior service credit	(1)	(6)	(3)	—	—	—
Amortization of prior service credit	—	—	—	1	1	1
Amortization of net transition obligation	—	(4)	(5)	—	—	—

Total recognized in other comprehensive income	(2)	(10)	(37)	26	13	11

Total recognized in net periodic benefit cost and other comprehensive income	$6	$2	$(21)	$38	$23	$18

Other Post-Retirement Benefits Plans—Assumptions Used for Benefits Accounting

	U.S.			Canada
	2011	2010	2009	2011	2010	2009
Benefit Obligations
Discount rate for post-retirement life plans	4.48%	5.09%	5.51%	4.33%	5.31%	5.95%
Discount rate for post-retirement medical plans	4.21	4.83	5.30	4.33	5.31	5.95
Salary increase	4.61	4.68	4.73	3.25	3.25	3.50

Net Periodic Benefit Cost
Discount rate for post-retirement life plans	5.09	5.51	6.01	5.31	5.95	6.57
Discount rate for post-retirement medical plans	4.83	5.30	5.95	5.31	5.95	6.57
Salary increase	4.68	4.73	5.77	3.25	3.50	3.50
Expected return on plan assets for post-retirement life plans	7.00	7.25	7.25	n/a	n/a	n/a
Expected return on plan assets for post-retirement medical plans	5.98	6.18	6.17	n/a	n/a	n/a

n/a	Indicates not applicable.

The discount rates used to determine the post-retirement obligations are the rates at which the benefit obligations could be effectively settled. The discount rates for our U.S. and Canadian plans are developed from yields on available high-quality bonds in each country and reflect each plan’s expected cash flows.

Assumed Health Care Cost Trend Rates

	U.S.		Canada
	2011	2010	2011	2010
Health care cost trend rate assumed for next year	8.00%	8.00%	7.50%	8.00%
Rate to which the cost trend is assumed to decline	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2017	2017	2017

Sensitivity to Changes in Assumed Health Care Cost Trend Rates

	U.S.		Canada
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
	(in millions)
Effect on total service and interest costs	$—	$—	$1	$(1)
Effect on post-retirement benefit obligations	8	(8)	13	(11)

Other Post-Retirement Plan Assets

	U.S.
Asset Category	December 31,
	2011	2010
Equity securities	45%	45%
Fixed income securities	52	50
Other assets	3	5

Total	100%	100%

A portion of our other post-retirement plan assets is maintained within the U.S. master trust discussed under the pension plans above. We invest other post-retirement plan assets in the Spectra Energy Corp Employee Benefits Trust (VEBA I) and the Spectra Energy Corp Post-Retirement Medical Benefits Trust (VEBA II). The investment objective of the VEBAs is to achieve sufficient returns on trust assets, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants. The VEBA trusts are passively managed.

The asset allocation table above includes the other post-retirement benefit assets held in the master trusts, VEBA I and VEBA II.

The following table summarizes the fair values of the other post-retirement plan assets recorded at each fair value hierarchy level as determined in accordance with the valuation techniques described in Note 17:

	U.S.
	VEBA I and VEBA II Trusts				Master Trust
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
December 31, 2011
Fixed income securities	$24	$—	$24	$—	$16	$16	$—	$—
Equity securities	18	—	18	—	16	16	—	—
Other investments	—	—	—	—	2	—	—	2

Total	$42	$—	$42	$—	$34	$32	$—	$2

December 31, 2010
Cash and cash equivalents	$2	$2	$—	$—	$—	$—	$—	$—
Fixed income securities	23	—	23	—	16	16	—	—
Equity securities	19	—	19	—	16	16	—	—
Other investments	—	—	—	—	2	—	—	2

Total	$44	$2	$42	$—	$34	$32	$—	$2

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

	Benefit Payments		Medicare Part D Subsidy Receipts
	U.S.	Canada	U.S.
	(in millions)
2012	$19	$5	$2
2013	19	5	2
2014	19	5	2
2015	19	6	2
2016	18	6	2
2017 – 2021	82	30	7

We anticipate making contributions in 2012 of $11 million to the U.S. plans and $5 million to the Canadian plans.

Retirement Savings Plan

We have employee savings plans available to both U.S. and Canadian employees. Employees may participate in a matching contribution formula where we provide a matching contribution up to 100% of before-tax employee contributions, of up to 6% of eligible pay per pay period for U.S. employees and up to 5% of eligible pay per pay period for Canadian employees. We expensed pre-tax employer matching contributions of $12 million in 2011 and $11 million in both 2010 and 2009 for U.S employees, and $12 million in 2011, $11 million in 2010 and $10 million in 2009 for Canadian employees.

25. Consolidating Financial Information

Spectra Energy Corp has agreed to fully and unconditionally guarantee the payment of principal and interest under all series of notes outstanding under the Senior Indenture of Spectra Capital, a 100%-owned, consolidated subsidiary. In accordance with SEC rules, the following condensed consolidating financial information is presented. The information shown for Spectra Energy Corp and Spectra Capital is presented utilizing the equity method of accounting for investments in subsidiaries, as required. The non-guarantor subsidiaries column represents all consolidated subsidiaries of Spectra Capital. This information should be read in conjunction with our accompanying Consolidated Financial Statements and notes thereto.

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Year Ended December 31, 2011

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total operating revenues	$—	$—	$5,354	$(3)	$5,351
Total operating expenses	1	—	3,598	(3)	3,596
Gains on sales of other assets and other, net	—	—	8	—	8

Operating income (loss)	(1)	—	1,764	—	1,763
Equity in earnings of unconsolidated affiliates	—	—	549	—	549
Equity in earnings of subsidiaries	1,183	1,666	—	(2,849)	—
Other income and expenses, net	—	5	52	—	57
Interest expense	—	194	431	—	625

Earnings from continuing operations before income taxes	1,182	1,477	1,934	(2,849)	1,744
Income tax expense (benefit) from continuing operations	(6)	294	199	—	487

Income from continuing operations	1,188	1,183	1,735	(2,849)	1,257
Income (loss) from discontinued operations, net of tax	(4)	—	29	—	25

Net income	1,184	1,183	1,764	(2,849)	1,282
Net income—noncontrolling interests	—	—	98	—	98

Net income—controlling interests	$1,184	$1,183	$1,666	$(2,849)	$1,184

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

Spectra Energy Corp

Condensed Consolidating Balance Sheet

December 31, 2011

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2	$172	$—	$174
Receivables (payables)—consolidated subsidiaries	—	(1)	1	—	—
Receivables —other	—	—	962	—	962
Other current assets	57	5	566	—	628

Total current assets	57	6	1,701	—	1,764
Investments in and loans to unconsolidated affiliates	—	70	1,994	—	2,064
Investments in consolidated subsidiaries	11,720	14,884	—	(26,604)	—
Advances receivable (payable)—consolidated subsidiaries	(3,534)	4,116	10	(592)	—
Goodwill	—	—	4,420	—	4,420
Other assets	42	105	383	—	530
Property, plant and equipment, net	—	—	18,258	—	18,258
Regulatory assets and deferred debits	1	15	1,086	—	1,102

Total Assets	$8,286	$19,196	$27,852	$(27,196)	$28,138

Accounts payable—other	$3	$62	$433	$—	$498
Short-term borrowings and commercial paper	—	1,343	301	(592)	1,052
Accrued taxes payable (receivable)	(46)	2	126	—	82
Current maturities of long-term debt	—	—	525	—	525
Other current liabilities	76	75	793	—	944

Total current liabilities	33	1,482	2,178	(592)	3,101
Long-term debt	—	3,311	6,835	—	10,146
Deferred credits and other liabilities	188	2,683	2,866	—	5,737
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	8,065	11,720	14,884	(26,604)	8,065
Noncontrolling interests	—	—	831	—	831

Total equity	8,065	11,720	15,715	(26,604)	8,896

Total Liabilities and Equity	$8,286	$19,196	$27,852	$(27,196)	$28,138

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

Spectra Energy Corp

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,184	$1,183	$1,764	$(2,849)	$1,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	725	—	725
Equity in earnings of unconsolidated affiliates	—	—	(549)	—	(549)
Equity in earnings of subsidiaries	(1,183)	(1,666)	—	2,849	—
Distributions received from unconsolidated affiliates	—	—	499	—	499
Other	(23)	276	(24)	—	229

Net cash provided by (used in) operating activities	(22)	(207)	2,415	—	2,186

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(1,915)	—	(1,915)
Investments in and loans to unconsolidated affiliates	—	—	(4)	—	(4)
Acquisitions, net of cash acquired	—	—	(390)	—	(390)
Purchases of held-to-maturity securities	—	—	(1,695)	—	(1,695)
Proceeds from sales and maturities of held-to-maturity securities	—	—	1,709	—	1,709
Purchases of available-for-sale securities	—	—	(953)	—	(953)
Proceeds from sales and maturities of available-for-sale securities	—	—	1,143	—	1,143
Distributions received from unconsolidated affiliates	—	—	17	—	17
Other	—	—	(10)	—	(10)

Net cash used in investing activities	—	—	(2,098)	—	(2,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	1,118	—	1,118
Payments for the redemption of long-term debt	—	—	(531)	—	(531)
Net increase in short-term borrowings and commercial paper	—	73	167	—	240
Net decrease in revolving credit facilities borrowings	—	—	(299)	—	(299)
Distributions to noncontrolling interests	—	—	(101)	—	(101)
Proceeds from the issuance of Spectra Energy Partners, LP common units	—	—	213	—	213
Dividends paid on common stock	(694)	—	—	—	(694)
Distributions and advances from (to) affiliates	681	136	(817)	—	—
Other	35	—	(16)	—	19

Net cash provided by (used in) financing activities	22	209	(266)	—	(35)

Effect of exchange rate changes on cash	—	—	(9)	—	(9)

Net increase in cash and cash equivalents	—	2	42	—	44
Cash and cash equivalents at beginning of period	—	—	130	—	130

Cash and cash equivalents at end of period	$—	$2	$172	$—	$174

Spectra Energy Corp

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,049	$1,062	$1,572	$(2,554)	$1,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	664	—	664
Equity in earnings of unconsolidated affiliates	—	—	(430)	—	(430)
Equity in earnings of subsidiaries	(1,062)	(1,492)	—	2,554	—
Distributions received from unconsolidated affiliates	—	—	391	—	391
Other	(239)	122	(229)	—	(346)

Net cash provided by (used in) operating activities	(252)	(308)	1,968	—	1,408

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(1,346)	—	(1,346)
Investments in and loans to unconsolidated affiliates	—	—	(10)	—	(10)
Acquisitions, net of cash acquired	—	—	(492)	—	(492)
Purchases of held-to-maturity securities	—	—	(1,117)	—	(1,117)
Proceeds from sales and maturities of held-to-maturity securities	—	—	1,068	—	1,068
Purchases of available-for-sale securities	—	—	(254)	—	(254)
Proceeds from sales and maturities of available-for-sale securities	—	—	38	—	38
Distributions received from unconsolidated affiliates	—	—	17	—	17
Other	—	—	(5)	—	(5)

Net cash used in investing activities	—	—	(2,101)	—	(2,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	1,232	—	1,232
Payments for the redemption of long-term debt	—	—	(807)	—	(807)
Net increase in short-term borrowings and commercial paper	—	637	257	(225)	669
Net increase in revolving credit facilities borrowings	—	—	58	—	58
Distributions to noncontrolling interests	—	—	(73)	—	(73)
Proceeds from the issuance of Spectra Energy Partners, LP common units	—	—	216	—	216
Dividends paid on common stock	(650)	(3)	—	3	(650)
Distributions and advances from (to) affiliates	887	(326)	(783)	222	—
Other	15	—	(4)	—	11

Net cash provided by financing activities	252	308	96	—	656

Effect of exchange rate changes on cash	—	—	1	—	1

Net decrease in cash and cash equivalents	—	—	(36)	—	(36)
Cash and cash equivalents at beginning of period	—	—	166	—	166

Cash and cash equivalents at end of period	$—	$—	$130	$—	$130

Spectra Energy Corp

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2009

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$849	$857	$1,314	$(2,096)	$924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	598	—	598
Equity in earnings of unconsolidated affiliates	—	—	(369)	—	(369)
Equity in earnings of subsidiaries	(857)	(1,239)	—	2,096	—
Distributions received from unconsolidated affiliates	—	—	195	—	195
Other	31	137	244	—	412

Net cash provided by (used in) operating activities	23	(245)	1,982	—	1,760

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(980)	—	(980)
Investments in and loans to unconsolidated affiliates	—	(29)	(32)	—	(61)
Acquisitions, net of cash acquired	—	—	(295)	—	(295)
Purchases of held-to-maturity securities	—	—	(231)	—	(231)
Proceeds from sales and maturities of held-to-maturity securities	—	—	110	—	110
Proceeds from sales and maturities of available-for-sale securities	—	—	32	—	32
Distributions received from unconsolidated affiliates	—	—	164	—	164
Receipt from affiliate—repayment of loan	—	186	—	—	186
Other	—	—	54	—	54

Net cash provided by (used in) investing activities	—	157	(1,178)	—	(1,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	300	668	—	968
Payments for the redemption of long-term debt	—	(648)	(216)	—	(864)
Net decrease in short-term borrowings and commercial paper	—	(726)	(48)	—	(774)
Distributions to noncontrolling interests	—	—	(174)	—	(174)
Proceeds from the issuance of Spectra Energy common stock	448	—	—	—	448
Proceeds from the issuance of Spectra Energy Partners, LP common units	—	—	208	—	208
Dividends paid on common stock	(631)	(12)	—	12	(631)
Distributions and advances from (to) affiliates	136	1,116	(1,240)	(12)	—
Other	24	(2)	(6)	—	16

Net cash provided by (used in) financing activities	(23)	28	(808)	—	(803)

Effect of exchange rate changes on cash	—	—	25	—	25

Net increase (decrease) in cash and cash equivalents	—	(60)	21	—	(39)
Cash and cash equivalents at beginning of period	—	60	145	—	205

Cash and cash equivalents at end of period	$—	$—	$166	$—	$166

26. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions, except per share amounts)
2011
Operating revenues	$1,612	$1,188	$1,123	$1,428	$5,351
Operating income	557	402	361	443	1,763
Net income	382	307	281	312	1,282
Net income—controlling interests	357	284	254	289	1,184

Earnings per share (a)
Basic	0.55	0.44	0.39	0.44	1.82
Diluted	0.55	0.44	0.39	0.44	1.81

2010
Operating revenues	1,480	1,063	1,019	1,383	4,945
Operating income	492	342	341	499	1,674
Net income	378	191	219	341	1,129
Net income—controlling interests	358	174	197	320	1,049

Earnings per share (a)
Basic	0.55	0.27	0.30	0.49	1.62
Diluted	0.55	0.27	0.30	0.49	1.61

(a)	Quarterly earnings-per-share amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding.

Unusual or Infrequent Items

During the fourth quarter of 2010, we recorded a $31 million benefit ($22 million after tax) to Operating, Maintenance and Other expense related to an early termination notice made by us for certain capacity contracts on a third-party pipeline.

SPECTRA ENERGY CORP

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions:		Deductions (a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(in millions)
December 31, 2011
Allowance for doubtful accounts	$9	$10	$2	$7	$14
Other (b)	155	48	2	34	171

	$164	$58	$4	$41	$185

December 31, 2010
Allowance for doubtful accounts	$14	$5	$1	$11	$9
Other (b)	139	33	28	45	155

	$153	$38	$29	$56	$164

December 31, 2009
Allowance for doubtful accounts	$12	$4	$2	$4	$14
Other (b)	175	60	12	108	139

	$187	$64	$14	$112	$153

(a)	Principally cash payments and reserve reversals.
(b)	Principally income tax, insurance-related, litigation and other reserves, included primarily in Deferred Credits and Other Liabilities—Regulatory and Other on the Consolidated Balance Sheets.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2011 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Reference to “Executive Officers” is included in “Part I. Item 1. Business” of this report. Other information in response to this item is incorporated by reference from our Proxy Statement relating to our 2012 annual meeting of shareholders.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2012 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2012 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2012 annual meeting of shareholders.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2012 annual meeting of shareholders.

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

Date: February 27, 2012

SPECTRA ENERGY CORP

By:	/s/ Gregory L. Ebel
Gregory L. Ebel President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	Gregory L. Ebel*

President and Chief Executive Officer (Principal Executive Officer and Director)

(ii)	J. Patrick Reddy*

Chief Financial Officer (Principal Financial Officer)

(iii)	Allen C. Capps*

Vice President and Controller (Principal Accounting Officer)

(iv)	William T. Esrey*

Chairman of the Board of Directors

Austin A. Adams*

Director

Joseph Alvarado*

Director

Paul M. Anderson*

Director

Pamela L. Carter*

Director

F. Anthony Comper*

Director

Peter B. Hamilton*

Director

Dennis R. Hendrix*

Director

Michael McShane*

Director

Joseph H. Netherland*

Director

Michael E.J. Phelps *

Director

Date: February 27, 2012

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

CONSOLIDATED FINANCIAL STATEMENTS

Deloitte & Touche LLP Suite 3600 555 Seventeenth Street Denver, CO 80202-3942 USA Tel: +1 303 292 5400 Fax: +1 303 312 4000 www.deloitte.com

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Members of

DCP Midstream, LLC

Denver, Colorado

We have audited the accompanying consolidated balance sheets of DCP Midstream, LLC and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

February 20, 2012

Member of Deloitte Touche Tohmatsu

DCP MIDSTREAM, LLC

CONSOLIDATED BALANCE SHEETS

(millions)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9	$8
Accounts receivable:
Customers, net of allowance for doubtful accounts of $2 million each period	981	1,013
Affiliates	307	239
Other	44	18
Inventories	105	108
Unrealized gains on derivative instruments	107	144
Other	24	43

Total current assets	1,577	1,573
Property, plant and equipment, net	6,448	5,287
Investments in unconsolidated affiliates	154	159
Intangible assets, net	362	387
Goodwill	723	721
Unrealized gains on derivative instruments	23	25
Other long-term assets	125	86

Total assets	$9,412	$8,238

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,547	$1,105
Affiliates	127	79
Other	49	33
Short-term borrowings	370	187
Current maturities of long-term debt	—	250
Distributions payable to members	95	77
Unrealized losses on derivative instruments	113	180
Accrued taxes	36	60
Other	310	235

Total current liabilities	2,647	2,206
Deferred income taxes	93	135
Long-term debt	3,820	3,223
Unrealized losses on derivative instruments	40	65
Other long-term liabilities	123	128

Total liabilities	6,723	5,757
Commitments and contingent liabilities
Equity:
Members’ interest	2,164	2,073
Accumulated other comprehensive loss	(12)	(13)

Total members’ equity	2,152	2,060
Noncontrolling interest	537	421

Total equity	2,689	2,481

Total liabilities and equity	$9,412	$8,238

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(millions)

	Year Ended December 31,
	2011	2010	2009
Operating revenues:
Sales of natural gas and petroleum products	$9,638	$8,163	$6,080
Sales of natural gas and petroleum products to affiliates	2,874	2,414	2,140
Transportation, storage and processing	392	360	327
Trading and marketing gains, net	78	44	50

Total operating revenues	12,982	10,981	8,597

Operating costs and expenses:
Purchases of natural gas and petroleum products	9,400	8,208	6,213
Purchases of natural gas and petroleum products from affiliates	1,098	736	650
Operating and maintenance	628	552	520
Depreciation and amortization	449	413	405
General and administrative	295	239	236
Step acquisition — equity interest re-measurement gain	—	(9)	—
(Gain) loss on sale of assets	(2)	(1)	2

Total operating costs and expenses	11,868	10,138	8,026

Operating income	1,114	843	571
Earnings from unconsolidated affiliates	26	34	24
Interest expense, net	(213)	(253)	(254)

Income before income taxes	927	624	341
Income tax expense	(3)	(5)	(18)

Net income	924	619	323
Net (income) loss attributable to noncontrolling interests	(61)	(27)	16

Net income attributable to members’ interests	$863	$592	$339

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(millions)

	Year Ended December 31,
	2011	2010	2009
Net income	$924	$619	$323

Other comprehensive income:
Net unrealized losses on cash flow hedges	(16)	(19)	(14)
Reclassification of cash flow hedges into earnings	20	24	22

Total other comprehensive income	4	5	8

Total comprehensive income	928	624	331
Total comprehensive (income) loss attributable to noncontrolling interests	(64)	(28)	8

Total comprehensive income attributable to members’ interests	$864	$596	$339

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$924	$619	$323
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of assets	(2)	(1)	2
Depreciation and amortization	449	413	405
Earnings from unconsolidated affiliates	(26)	(34)	(24)
Distributions from unconsolidated affiliates	38	47	35
Step acquisition — equity interest re-measurement gain	—	(9)	—
Deferred income tax (benefit) expense	(36)	(4)	14
Other, net	2	(3)	3
Changes in operating assets and liabilities which (used) provided cash:
Accounts receivable	(63)	(74)	(189)
Inventories	(1)	(5)	(43)
Net unrealized (losses) gains on derivative instruments	(47)	74	74
Accounts payable	474	69	145
Other	14	(97)	92

Net cash provided by operating activities	1,726	995	837

Cash flows from investing activities:
Capital expenditures	(1,113)	(538)	(471)
Acquisitions, net of cash acquired	(439)	(281)	(45)
Investments in unconsolidated affiliates	(6)	(2)	(7)
Proceeds from sale of assets	18	2	5
Purchases of available-for-sale securities	—	(623)	(1)
Proceeds from sales of available-for-sale securities	—	633	51

Net cash used in investing activities	(1,540)	(809)	(468)

Cash flows from financing activities:
Payment of dividends and distributions to members	(789)	(575)	(202)
Proceeds from debt	2,024	1,468	680
Payment of debt	(1,675)	(1,636)	(742)
Proceeds from issuance of common units by a subsidiary, net of offering costs	170	189	70
Commercial paper, net	183	187	—
Distributions paid to noncontrolling interests	(86)	(64)	(55)
Contributions from noncontrolling interests	—	—	14
Purchase of additional interest in a subsidiary	—	(4)	—
Deferred financing costs	(12)	(7)	(3)

Net cash used in financing activities	(185)	(442)	(238)

Net change in cash and cash equivalents	1	(256)	131
Cash and cash equivalents, beginning of period	8	264	133

Cash and cash equivalents, end of period	$9	$8	$264

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(millions)

	Members’ Equity
	Members’ Interest	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
Balance, January 1, 2009	$1,667	$(17)	$312	$1,962
Contributions	—	—	14	14
Dividends and distributions	(274)	—	(55)	(329)
Issuance of equity securities of a subsidiary	18	—	52	70
Reclassification of deferred liability	270	—	—	270

Comprehensive income (loss):
Net income (loss)	339	—	(16)	323
Net unrealized losses on cash flow hedges	—	(6)	(8)	(14)
Reclassification of cash flow hedges into earnings	—	6	16	22

Total comprehensive income (loss)	339	—	(8)	331

Balance, December 31, 2009	2,020	(17)	315	2,318
Dividends and distributions	(581)	—	(64)	(645)
Purchase of additional interest in a subsidiary	—	—	(5)	(5)
Issuance of common units by a subsidiary	42	—	147	189

Comprehensive income (loss):
Net income	592	—	27	619
Net unrealized losses on cash flow hedges	—	(6)	(13)	(19)
Reclassification of cash flow hedges into earnings	—	10	14	24

Total comprehensive income	592	4	28	624

Balance, December 31, 2010	2,073	(13)	421	2,481
Dividends and distributions	(807)	—	(86)	(893)
Equity-based compensation	—	—	3	3
Issuance of common units by a subsidiary, net of offering costs	35	—	135	170

Comprehensive income (loss):
Net income	863	—	61	924
Net unrealized losses on cash flow hedges	—	(5)	(11)	(16)
Reclassifications of cash flow hedges into earnings	—	6	14	20

Total comprehensive income	863	1	64	928

Balance, December 31, 2011	$2,164	$(12)	$537	$2,689

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

1. Description of Business and Basis of Presentation

DCP Midstream, LLC, with its consolidated subsidiaries, or us, we, our, or the Company, is a joint venture owned 50% by Spectra Energy Corp and its affiliates, or Spectra Energy, and 50% by ConocoPhillips and its affiliates, or ConocoPhillips. We operate in the midstream natural gas industry. Our primary operations consist of gathering, processing, compressing, transporting and storing natural gas, and fractionating, transporting, gathering, treating, processing and storing natural gas liquids, or NGLs, and/or condensate as well as marketing, from which we generate revenues primarily by trading and marketing natural gas and NGLs.

DCP Midstream Partners, LP, or DCP Partners, is a master limited partnership, of which our wholly-owned subsidiary acts as general partner. As of December 31, 2011 and 2010, we owned an approximate 26% and 29% limited partner interest, respectively, in DCP Partners. Additionally, as of December 31, 2011 and 2010, we owned an approximate 1% general partner interest in DCP Partners, for both periods, as well as incentive distribution rights that entitle us to receive an increasing share of available cash as pre-defined distribution targets are achieved. As the general partner of DCP Partners, we have responsibility for its operations. We exercise control over DCP Partners and we account for it as a consolidated subsidiary. Transactions between us and DCP Partners’ operations have been identified in the consolidated financial statements as transactions between affiliates.

During the third quarter of 2011, ConocoPhillips announced plans to separate its business into two stand-alone publicly traded companies, and anticipates completing the proposed separation during the first half of 2012. As a result of this potential transaction, we will no longer be owned 50% by ConocoPhillips. ConocoPhillips’ 50% ownership interest in us will be transferred to the new downstream company, Phillips 66. We do not anticipate that the change in ownership will have a material impact on our operations.

We are governed by a five member board of directors, consisting of two voting members from each parent company and our Chief Executive Officer and President, a non-voting member. All decisions requiring the approval of our board of directors are made by simple majority vote of the board, but must include at least one vote from both a Spectra Energy and ConocoPhillips board member. In the event the board cannot reach a majority decision, the decision is appealed to the Chief Executive Officers of both Spectra Energy and ConocoPhillips.

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

The December 31, 2010 balance sheet included in this report has been retrospectively adjusted to reflect changes to the preliminary purchase price allocation relating to DCP Partners’ December 2010 acquisition of Marysville Hydrocarbons Holdings, LLC, or Marysville. See Note 4, Acquisitions, for further discussion of this adjustment.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

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

Short-Term Investments — We may invest available cash balances in various financial instruments, such as commercial paper and money market instruments. These instruments provide for a high degree of liquidity through features which allow for the redemption of the investment at its face amount plus earned income. As we generally intend to sell these instruments within one year or less from the balance sheet date, and as they are available for use in current operations, they are classified as current assets, unless otherwise restricted.

We classify all short-term investments as available-for-sale as we do not intend to hold them to maturity, nor are they bought or sold with the objective of generating profit on short-term differences in prices. Short-term investments are recorded at fair value, with changes in fair value recorded as unrealized gains and losses in accumulated other comprehensive income (loss), or AOCI. The cost including accrued interest on investments approximates fair value, due to the short-term, highly liquid nature of the securities held by us; interest rates are re-set on a daily, weekly or monthly basis.

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

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

Accounting for Risk Management and Derivative Activities and Financial Instruments — We designate each energy commodity derivative as either trading or non-trading. Certain non-trading derivatives are further designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), a hedge of a recognized asset, liability or firm commitment (fair value hedge), or normal purchases or normal sales contract. The remaining non-trading derivatives, which are related to asset based activities for which the hedge accounting or the normal purchase or normal sale exception is not elected, are recorded at fair value in the consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments, with changes in the fair value recognized in the consolidated statements of operations. For each derivative, the accounting method and presentation of gains and losses or revenue and expense in the consolidated statements of operations are as follows:

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

Years Ended December 31, 2011, 2010 and 2009

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

Asset Retirement Obligations — Asset retirement obligations associated with tangible long-lived assets are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a risk free interest rate and increases due to the passage of time based on the time value of money until the obligation is settled.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

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

We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may have experienced an other than temporary decline in value. When there is evidence of loss in value, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. We assess the fair value of our investments in unconsolidated affiliates using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models. If the estimated fair value is considered to be permanently less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized as an impairment loss.

Goodwill and Intangible Assets — Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. We perform an annual impairment test of goodwill in the third quarter, and update the test during interim periods when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value of a reporting unit. We primarily use a discounted cash flow analysis to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, estimated future cash flows and an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. For certain reporting units, we may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting units is less than the carrying value. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value.

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

Years Ended December 31, 2011, 2010 and 2009

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

Dividends and Distributions — Under the terms of the Second Amended and Restated LLC Agreement dated July 5, 2005, as amended, or the LLC Agreement, we are required to make quarterly distributions to Spectra Energy and ConocoPhillips based on allocated taxable income. The LLC Agreement provides for taxable income to be allocated in accordance with Internal Revenue Code Section 704(c). This Code Section accounts for the variation between the adjusted tax basis and the fair market value of assets contributed to the joint venture. The distribution is based on the highest taxable income allocated to either member, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 50% for both Spectra Energy and ConocoPhillips. Tax distributions to the members are calculated based on estimated annual taxable income allocated to the members according to their respective ownership percentages at the date the distributions became due. Our board of directors determines the amount of the periodic dividends to be paid to Spectra Energy and ConocoPhillips, by considering net income attributable to members’ interests, cash flow or any other criteria deemed appropriate. The LLC Agreement restricts payment of dividends except with the approval of both members. Dividends are allocated to the members in accordance with their respective ownership percentages.

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

Years Ended December 31, 2011, 2010 and 2009

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

We obtain access to commodities and provide our midstream services principally under contracts that contain a combination of one or more of the following arrangements:

•

Fee-based arrangements — Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, compressing, treating, processing, storing, or transporting of natural gas, and fractionating, storing and transporting NGLs. Our fee-based arrangements include natural gas purchase arrangements pursuant to which we purchase natural gas at the wellhead, or other receipt points, at an index related price at the delivery point less a specified amount, generally the same as the fees we would otherwise charge for gathering of natural gas from the wellhead location to the delivery point. The revenues we earn are directly related to the volume of natural gas or NGLs that flows through our systems and are not directly dependent on commodity prices. However, to the extent a sustained decline in commodity prices results in a decline in volumes our revenues from these arrangements would be reduced.

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

•

Keep-whole and wellhead purchase arrangements — Under the terms of a keep-whole processing contract, we gather natural gas from the producer for processing, market the NGLs and return to the producer residue natural gas with a British thermal unit, or Btu, content equivalent to the Btu content of the natural gas gathered. This arrangement keeps the producer whole to the thermal value of the natural gas received. Under the terms of a wellhead purchase contract, we purchase natural gas from the producer at the wellhead or defined receipt point for processing and then market the resulting NGLs and residue gas at market prices. Under these types of contracts, we are exposed to the difference between the value of the NGLs extracted from processing and the value of the Btu equivalent of the residue natural gas, or frac spread. We benefit in periods when NGL prices are higher relative to natural gas prices.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

Our trading and marketing of natural gas and petroleum products consists of physical purchases and sales, as well as derivative instruments.

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

Revenue for goods and services provided but not invoiced is estimated each month and recorded along with related purchases of goods and services used but not invoiced. These estimates are generally based on estimated commodity prices, preliminary throughput measurements and allocations and contract data. There are no material differences between the actual amounts and the estimated amounts of revenues and purchases recorded at December 31, 2011, 2010 and 2009.

Quantities of natural gas or NGLs over-delivered or under-delivered related to imbalance agreements with customers, producers or pipelines are recorded monthly as accounts receivable or accounts payable using current market prices or the weighted-average prices of natural gas or NGLs at the plant or system. These balances are settled with deliveries of natural gas or NGLs, or with cash. Included in the consolidated balance sheets as accounts receivable — other as of December 31, 2011 and 2010 were imbalances totaling $44 million and $17 million, respectively. Included in the consolidated balance sheets as accounts payable — other, as of December 31, 2011 and 2010 were imbalances totaling $49 million and $33 million, respectively.

Significant Customers — ConocoPhillips, a related party, was a significant customer in each of the past three years. See Note 5 Agreements and Transactions with Related Parties and Affiliates.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

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

3. Recent Accounting Pronouncements

Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2011-11 “Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities,” or ASU 2011-11 — In December 2011, the FASB issued ASU 2011-11, which amends Accounting Standards Codification, or ASC, Topic 210 “Balance Sheet.” ASU 2011-11 will require entities to disclose information about offsetting and related arrangements to enable financial statement users to understand the effect of such arrangements on the statement of financial position. The provisions of ASU 2011-11 are effective for us in interim and annual reporting periods beginning on or after January 1, 2013 and we are currently assessing the impact of adoption on our consolidated results of operations, cash flows and financial position.

ASU 2011-08 “Intangibles — Goodwill and Other (Topic 350),” or ASU 2011-08 — In September 2011, the FASB issued ASU 2011-08, which amends ASC Topic 350 “Intangibles — Goodwill and Other.” ASU

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

2011-08 provides additional guidance on the two-step test for goodwill impairment as previously described in Topic 350 “Intangibles — Goodwill and Other.” Under the new guidance, entities may elect to first assess qualitative factors instead of calculating the fair value of a reporting unit unless the entity determines that it is more likely than not the fair value of the reporting unit is less than its carrying value. This ASU is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We elected to adopt ASU 2011-08 for our 2011 annual goodwill impairment test. There was no impact from the adoption of ASU 2011-08 on our consolidated results of operations, cash flows and financial position.

ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04 — In May 2011, the FASB issued ASU 2011-04 which amends ASC Topic 820 “Fair Value Measurements and Disclosures” to change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, clarify the FASB’s intent about the application of existing fair value measurement requirements, and change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The provisions of ASU 2011-04 are effective for us for interim and annual periods beginning after December 15, 2011 and we are currently assessing the impact of adoption on our consolidated results of operations, cash flows and financial position.

4. Acquisitions

On October 31, 2011, we closed on the previously announced $400 million acquisition of the Seaway Products Pipeline Company from ConocoPhillips. This common carrier pipeline will be renamed Southern Hills Pipeline and will be converted from refined products service to an NGL pipeline, which will ship NGLs from Kansas, Oklahoma and Texas to the NGL market hub at Mont Belvieu, Texas. We will add an extension to Mont Belvieu, as well as pumping capacity and associated gathering infrastructure, to the existing 580-mile pipeline. We are also building over 380 miles of new pipeline to connect several of our owned or operated and third-party processing facilities in the Mid-Contingent region. This approximately $1,000 million total investment is expected to have an in-service date in mid-2013. The pipeline will open new capacity for NGLs produced from growing Mid-Continent, Rockies and Conway-bound supply.

On March 24, 2011, DCP Partners acquired two NGL fractionation facilities in Weld County, Colorado, located in the Denver-Julesburg Basin, or DJ Basin, from a third party in a transaction accounted for as an asset acquisition. DCP Partners paid a purchase price of $30 million financed at closing with borrowings under DCP Partners’ revolving credit facility, and received a post-closing purchase price adjustment of less than $1 million. The NGL fractionation facilities, or the DJ Basin Fractionators, are located on our processing plant sites and are operated by us. We continue to operate and supply certain committed NGLs produced by us in Weld County to the DJ Basin Fractionators under the existing agreements that are effective through March 2018.

On December 30, 2010, DCP Partners acquired all of the interests in Marysville. The acquisition involved three separate transactions with a number of parties. DCP Partners acquired a 90% interest in Marysville from Dart Energy Corporation, a 5% interest in Marysville from Prospect Street Energy, LLC and 100% of EE Group, LLC, which owned the remaining 5% interest in Marysville. DCP Partners paid a purchase price of $95 million plus $6 million for net working capital and other adjustments, for an aggregate purchase price of $101 million, subject to customary purchase price adjustments, for DCP Partners’ 100% interest. The purchase was financed at closing with borrowings under DCP Partners revolving credit facility. $21 million of the purchase price was deposited in an indemnity escrow to satisfy certain tax liabilities and provide for breaches of representations and warranties of the sellers. Approximately $19 million remains in the escrow account after approximately $2 million was released on June 15, 2011.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

On January 4, 2011, DCP Partners merged two wholly-owned subsidiaries of Marysville and converted the combined entity’s organizational structure from a corporation to a limited liability company. This conversion to a limited liability company triggered tax liabilities, resulting from built-in tax gains recognized in the transaction, to become currently payable. Accordingly, $35 million of estimated deferred tax liabilities associated with this transaction and recorded at December 31, 2010, became current tax liabilities as of January 4, 2011.These tax liabilities are unrelated to the tax liabilities of Marysville for which an indemnity escrow has been established. During 2011, DCP Partners made estimated federal and state tax payments totaling $29 million and less than $1 million, respectively, related to their estimated $35 million tax liability that resulted from the acquisition of Marysville. The remaining $6 million estimated tax liability has been reclassified to goodwill in DCP Partners’ final accounting for the Marysville business combination.

DCP Partners has updated the accounting for the Marysville business combination for the fair value of assets acquired and liabilities assumed including intangible assets, goodwill and property, plant and equipment. The purchase price allocation as of December 31, 2011 is as follows:

December 31, 2011
(millions)
Aggregate consideration	$101

Cash	$3
Accounts receivable	1
Inventory	5
Other current assets	1
Property, plant and equipment	57
Intangible assets	33
Goodwill	34
Other long-term assets	1
Deferred income taxes	(29)
Other current liabilities	(5)

Total purchase price allocation	$101

5. Agreements and Transactions with Related Parties and Affiliates

Dividends and Distributions

During the years ended December 31, 2011, 2010 and 2009, we paid tax distributions of $281 million, $275 million and $92 million, respectively, based on estimated annual taxable income allocated to Spectra Energy and ConocoPhillips according to their respective ownership percentages at the date the distributions became due. During the years ended December 31, 2011, 2010 and 2009, we declared and paid dividends of $508 million, $300 million and $110 million, respectively, to Spectra Energy and ConocoPhillips, allocated in accordance with their respective ownership percentages.

During the years ended December 31, 2011, 2010 and 2009, DCP Partners paid distributions of $79 million, $57 million and $50 million, respectively, to its public unitholders.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

ConocoPhillips

Long-Term NGL Purchases Contract and Transactions — We sell a portion of our residue gas and NGLs to ConocoPhillips. In addition, we purchase natural gas from and provide gathering, transportation and other services to ConocoPhillips. Approximately 40% of our NGL production is committed to ConocoPhillips and Chevron Phillips Chemical, or CP Chem, both related parties, under an existing 15-year contract, which expires in 2015. Should the contract not be renegotiated or renewed, it provides for a five year ratable wind-down period through 2020. The NGL contract also grants ConocoPhillips the right to purchase at index-based prices certain quantities of NGLs produced at processing plants that are acquired and/or constructed by us in the future in various counties in the Mid-Continent and Permian Basin regions, and the Austin Chalk area. We anticipate continuing to purchase and sell these commodities and provide these services to ConocoPhillips in the ordinary course of business.

On October 31, 2011, we closed on the previously announced $400 million acquisition of the Seaway Products Pipeline Company from ConocoPhillips. This common carrier pipeline will be renamed Southern Hills Pipeline and will be converted from refined products service to an NGL pipeline, which will ship NGLs from Kansas, Oklahoma and Texas to the NGL market hub at Mont Belvieu, Texas. We will add an extension to Mont Belvieu, as well as pumping capacity and associated gathering infrastructure, to the existing 580-mile pipeline. We are also building over 380 miles of new pipeline to connect several of our owned or operated and third-party processing facilities in the Mid-Contingent region. This approximately $1,000 million total investment is expected to have an in-service date in mid-2013. The pipeline will open new capacity for NGLs produced from growing Mid-Continent, Rockies and Conway-bound supply.

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

DCP Partners has propane supply agreements with Spectra Energy, effective through April 2012, which provide DCP Partners propane supply at its marine terminals for up to approximately 185 million gallons of propane annually.

In December 2010, Spectra Energy’s international propane supplier breached its contract with Spectra Energy by failing to make certain scheduled propane deliveries that were to be delivered to DCP Partners under its propane supply contracts with Spectra Energy. DCP Partners was able to secure spot shipments on the open market at a price higher than its contract price to cover these missing deliveries. In December 2010, Spectra Energy made a $17 million payment to DCP Partners to reimburse DCP Partners for the damages incurred for its open market purchases.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

DCP Partners

On November 4, 2011, we entered into agreements with DCP Partners to contribute our remaining 49.9% interest in East Texas for aggregate consideration of $165 million, subject to certain working capital and other customary purchase price adjustments. Subsequent to this transaction, we will continue to consolidate East Texas as part of DCP Partners. This transaction closed on January 3, 2012.

On August 1, 2011, we reached an agreement with DCP Partners, for DCP Partners to construct a 200 MMcf/d cryogenic natural gas processing plant, or the Eagle Plant, in the Eagle Ford shale. The Eagle Plant, which represents an investment of approximately $120 million, will enhance our existing South Texas super system comprised of 5 natural gas processing plants totaling approximately 800 million cubic feet per day, or MMcf/d, of capacity. We will provide upstream and downstream interconnects to the plant. In support of DCP Partners’ construction of the Eagle Plant, we entered into a 15 year fee-based processing agreement with DCP Partners, which provides that we pay DCP Partners a fixed demand charge for 150 MMcf/d along with a throughput fee on all volumes processed. The processing agreement commences with commercial operations of the new plant, which is expected to be online by the fourth quarter of 2012. In conjunction with the agreement, we also entered into a purchase and sale agreement with DCP Partners to sell certain tangible assets and land located in the Eagle Ford shale for $23 million, financed at closing with borrowings under the DCP Partners’ Credit Agreement. We will continue to consolidate these assets in our financial statements, through our consolidation of DCP Partners.

On January 1, 2011, we completed the sale of a 33.33% interest in DCP Southeast Texas Holdings, GP, or Southeast Texas, to DCP Partners for $150 million, in a transaction among entities under common control. The transaction was financed at closing with proceeds from DCP Partners’ November 2010 public equity offering and borrowings under the DCP Partners’ revolving credit facility. The proceeds we received were used to pay down our short-term borrowings. Southeast Texas is a fully integrated midstream business which includes 675-miles of natural gas pipelines, three natural gas processing plants totaling 380 million cubic feet per day of processing capacity, natural gas storage assets with 9 billion cubic feet of existing storage capacity, and NGL market deliveries direct to Exxon Mobil and to Mont Belvieu via DCP Partners’ Black Lake NGL pipeline. The terms of the joint venture agreement provide that DCP Partners’ distributions from the joint venture for the first seven years related to storage and transportation gross margin will be pursuant to a fee-based arrangement, based on storage capacity and tailgate volumes. Distributions related to the gathering and processing business, along with reductions for all expenditures, will be pursuant to our and DCP Partners’ respective ownership interests in Southeast Texas. We will continue to consolidate these assets in our financial statements, through our 66.67% interest in the joint venture and our consolidation of DCP Partners.

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

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

The following table summarizes our transactions with related parties and affiliates:

	Year Ended December 31,
	2011	2010	2009
	(millions)
ConocoPhillips:
Sales of natural gas and petroleum products to affiliates	$2,806	$2,365	$2,097
Transportation, storage and processing	$15	$18	$24
Purchases of natural gas and petroleum products from affiliates	$616	$435	$356
Operating and general and administrative expenses	$4	$4	$5
Spectra Energy:
Sales of natural gas and petroleum products to affiliates	$1	$1	$—
Transportation, storage and processing	$—	$—	$1
Purchases of natural gas and petroleum products from affiliates (a)	$343	$173	$182
Operating and general and administrative expenses	$15	$6	$—
Unconsolidated affiliates:
Sales of natural gas and petroleum products to affiliates	$67	$48	$43
Transportation, storage and processing	$17	$19	$14
Purchases of natural gas and petroleum products from affiliates	$139	$128	$112

(a)	Includes a $17 million payment received in December 2010, for reimbursement of damages we incurred when an international propane supplier breached its contract with Spectra Energy.

We had balances with related parties and affiliates as follows:

	December 31,
	2011	2010
	(millions)
ConocoPhillips:
Accounts receivable	$283	$221
Accounts payable	$(73)	$(46)
Other assets	$2	$2
Spectra Energy:
Accounts receivable	$—	$2
Accounts payable	$(30)	$(20)
Other assets	$1	$2
Unconsolidated affiliates:
Accounts receivable	$24	$16
Accounts payable	$(24)	$(13)

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

6. Inventories

Inventories were as follows:

	December 31,
	2011	2010
	(millions)
Natural gas	$26	$11
NGLs	79	97

Total inventories	$105	$108

7. Property, Plant and Equipment

Property, plant and equipment by classification were as follows:

	Depreciable	December 31,
	Life	2011	2010
		(millions)
Gathering and transmission systems	15 -30 years	$5,800	$5,441
Processing, storage and terminal facilities	0 - 50 years	3,175	2,807
Other	0 - 30 years	281	253
Construction work in progress		1,366	545

Property, plant and equipment		10,622	9,046
Accumulated depreciation		(4,174)	(3,759)

Property, plant and equipment, net		$6,448	$5,287

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $423 million, $390 million and $384 million, respectively. Interest capitalized on construction projects during 2011, 2010 and 2009 was $22 million, $13 million and $11 million, respectively. As of December 31, 2011, we had $595 million of non-cancelable purchase obligations for capital projects.

Asset Retirement Obligations — As of December 31, 2011 and 2010, we had $73 million and $79 million, respectively, of asset retirement obligations, or AROs, in other long-term liabilities in the consolidated balance sheets. During the second quarter of 2011, we recorded a change in estimate to reduce our AROs by approximately $6 million. The change in estimate was primarily attributable to a reassessment of anticipated timing of settlements and of the original ARO estimated amounts. Accretion expense for the years ended December 31, 2011, 2010 and 2009 was less than $1 million, $5 million and $5 million, respectively. Accretion expense is recorded within operating and maintenance expense in our consolidated statements of operations.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

The following table summarizes changes in the asset retirement obligations, included in our balance sheets:

	December 31,
	2011	2010
	(millions)
Balance, beginning of period	$79	$73
Accretion expense	—	5
Liabilities incurred	—	2
Liabilities settled	(6)	(1)

Balance, end of period	$73	$79

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

8. Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

	December 31,
	2011	2010
	(millions)
Beginning of period	$721	$662
Acquisitions	2	59

End of period	$723	$721

During 2011, goodwill increased by $2 million. The increase in goodwill during 2011 is primarily attributable to a $7 million purchase price adjustment for the settlement of a contingent payment in conjunction with the acquisition of Michigan Pipeline & Processing, LLC, partially offset by a $6 million purchase price adjustment relating to the remaining deferred tax liability associated with DCP Partners’ acquisition of Marysville.

Our annual goodwill impairment tests, including our qualitative analysis, indicated that our reporting units’ fair value exceeded the carrying or book value; therefore, we did not record any impairment charges during the years ended December 31, 2011, 2010 and 2009.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	December 31,
	2011	2010
	(millions)
Gross carrying amount	$524	$523
Accumulated amortization	(162)	(136)

Intangible assets, net	$362	$387

For the years ended December 31, 2011, 2010 and 2009, we recorded amortization expense of $26 million, $23 million and $21 million, respectively. As of December 31, 2011, the remaining amortization periods ranged from two years to 24 years, with a weighted-average remaining period of approximately 19 years.

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(millions)
2012	$26
2013	26
2014	20
2015	19
2016	19
Thereafter	252

Total	$362

9. Investments in Unconsolidated Affiliates

We had investments in the following unconsolidated affiliates accounted for using the equity method:

	2011 and 2010 Ownership	December 31,
		2011	2010
		(millions)
Discovery Producer Services, LLC	40.00%	$107	$105
Main Pass Oil Gathering Company	66.67%	27	32
Mont Belvieu I Fractionation Facility	20.00%	12	12
Sycamore Gas System General Partnership	48.45%	6	8
Other unconsolidated affiliates	Various	2	2

Total investments in unconsolidated affiliates		$154	$159

There was a deficit between the carrying amount of the investment and the underlying equity of Discovery Producer Services, LLC, or Discovery, of $33 million and $35 million at December 31, 2011 and 2010, respectively, which is associated with, and is being accreted over the life of, the underlying long-lived assets of Discovery.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

There was an excess of the carrying amount of the investment over the underlying equity of Main Pass Oil Gathering Company, or Main Pass, of $8 million and $9 million at December 31, 2011 and 2010, respectively, which is associated with, and is being amortized over the life of, the underlying long-lived assets of Main Pass.

There was a deficit between the carrying amount of the investment and the underlying equity of Mont Belvieu I Fractionation Facility, or Mont Belvieu I, of $6 million and $7 million at December 31, 2011 and 2010, respectively, which is associated with, and is being accreted over the life of, the underlying long-lived assets of Mont Belvieu I.

There was an excess of the carrying amount of the investment over the underlying equity of Sycamore Gas System General Partnership, or Sycamore, of $3 million and $4 million at December 31, 2011 and 2010, respectively, which is associated with, and is being amortized over the life of, the underlying long-lived assets of Sycamore.

Earnings from unconsolidated affiliates amounted to the following:

	Year Ended December 31,
	2011	2010	2009
	(millions)
Discovery Producer Services, LLC	$22	$25	$16
Main Pass Oil Gathering Company	—	4	5
Mont Belvieu I Fractionation Facility	6	5	2
Sycamore Gas System General Partnership	(1)	—	(1)
Other unconsolidated affiliates	(1)	—	2

Total earnings from unconsolidated affiliates	$26	$34	$24

The following tables summarize the combined financial information of unconsolidated affiliates:

	Year Ended December 31,
	2011	2010	2009
	(millions)
Income Statement:
Operating revenues	$300	$302	$247
Operating expenses	$219	$222	$186
Net income	$79	$78	$59

	December 31,
	2011	2010
	(millions)
Balance sheet:
Current assets	$68	$66
Long-term assets	499	496
Current liabilities	(35)	(28)
Long-term liabilities	(51)	(47)

Net assets	$481	$487

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

10. Fair Value Measurement

Determination of Fair Value

Below is a general description of our valuation methodologies for derivative financial assets and liabilities, which are measured at fair value. Fair values are generally based upon quoted market prices, where available. If listed market prices or quotes are not available, we determine fair value based upon a market quote, adjusted by other market-based or independently sourced market data such as historical commodity volatilities, crude oil future yield curves, and/or counterparty specific considerations. These adjustments result in a fair value for each asset or liability under an “exit price” methodology, in line with how we believe a marketplace participant would value that asset or liability. These adjustments may include amounts to reflect counterparty credit quality, the effect of our own creditworthiness, the time value of money and/or the liquidity of the market.

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

Years Ended December 31, 2011, 2010 and 2009

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

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

We also engage in the business of trading energy related products and services, which expose us to market variables and commodity price risk. We may enter into physical contracts or financial instruments with the objective of realizing a positive margin from the purchase and sale of these commodity-based instruments. We may enter into derivative instruments for NGLs or other energy related products, primarily using the OTC derivative instrument markets, which are not as active and liquid as exchange traded instruments. Market quotes for such contracts may only be available for short dated positions (up to six months), and an active market itself may not exist beyond such time horizon. Contracts entered into with a relatively short time horizon for which prices are readily observable in the OTC market are generally classified within Level 2. Contracts with a longer time horizon, for which we internally generate a forward curve to value such instruments, are generally classified within Level 3. The internally generated curve may utilize a variety of assumptions including, but not limited to, data obtained from third-party pricing services, historical and future expected relationship of NGL prices to crude oil prices, the knowledge of expected supply sources coming on line, expected weather trends within certain regions of the United States, and the future expected demand for NGLs.

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

Interest Rate Derivative Assets and Liabilities

DCP Partners uses interest rate swap and forward-starting interest rate swap agreements as part of its overall capital strategy. These instruments effectively exchange a portion of DCP Partners’ existing floating rate debt and lock in rates on DCP Partners’ anticipated future fixed-rate debt, respectively. DCP Partners’ swaps are generally priced based upon a London Interbank Offered Rate, or LIBOR, instrument with similar duration, adjusted by the credit spread between DCP Partners and the LIBOR instrument. Given that a portion of the swap value is derived from the credit spread, which may be observed by comparing similar assets in the market, these instruments are classified within Level 2. Default risk on either side of the swap transaction is also considered in the valuation. DCP Partners records counterparty credit and entity valuation adjustments in the valuation of its interest rate swaps; however, these reserves are not considered to be a significant input to the overall valuation.

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

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

Nonfinancial Assets and Liabilities

We utilize fair value on a non-recurring basis to perform impairment tests as required on our property, plant and equipment, goodwill and intangible assets. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3, in the event that we were required to measure and record such assets at fair value within our consolidated financial statements. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified within Level 3.

We may utilize fair value on a recurring basis to measure our contingent consideration that is a result of certain acquisitions. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and are classified within Level 3.

The following table presents the financial instruments carried at fair value, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets (a):
Commodity derivatives	$29	$55	$23	$107	$41	$52	$50	$143
Interest rate derivatives	$—	$—	$—	$—	$—	$1	$—	$1
Long-term assets:
Commodity derivatives (b)	$11	$7	$5	$23	$11	$4	$10	$25
Company owned life insurance (c)	$—	$18	$—	$18	$—	$16	$—	$16
Current liabilities:
Commodity derivatives (d)	$(36)	$(53)	$(8)	$(97)	$(45)	$(73)	$(45)	$(163)
Interest rate derivatives (d)	$—	$(16)	$—	$(16)	$—	$(17)	$—	$(17)
Acquisition related contingent consideration (e)	$—	$—	$—	$—	$—	$—	$(2)	$(2)
Long-term liabilities (f):
Commodity derivatives	$(6)	$(28)	$(1)	$(35)	$(14)	$(40)	$(1)	$(55)
Interest rate derivatives	$—	$(5)	$—	$(5)	$—	$(10)	$—	$(10)

(a)	Included in current unrealized gains on derivative instruments in our consolidated balance sheets.
(b)	Included in long-term unrealized gains on derivative instruments in our consolidated balance sheets.
(c)	Included in other long-term assets in our consolidated balance sheets.
(d)	Included in current unrealized losses on derivative instruments in our consolidated balance sheets.
(e)	Included in other current liabilities in our consolidated balance sheets.
(f)	Included in long-term unrealized losses on derivative instruments in our consolidated balance sheets.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

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

We manage our overall risk at the portfolio level, and in the execution of our strategy, we may use a combination of financial instruments, which may be classified within any level. Since Level 1 and Level 2 risk management instruments are not included in the rollforwards below, the gains or losses in the tables do not reflect the effect of our total risk management activities.

	Commodity Derivative Instruments
	Current Assets	Long- Term Assets	Current Liabilities	Long- Term Liabilities
	(millions)
Year ended December 31, 2011 (a):
Beginning balance	$50	$10	$(45)	$(1)
Net realized and unrealized gains (losses) included in earnings	73	(5)	(56)	—
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	—	—	—	—
Settlements	(100)	—	93	—

Ending balance	$23	$5	$(8)	$(1)

Net unrealized gains (losses) still held included in earnings (c)	$23	$(5)	$(8)	$—

Year ended December 31, 2010:
Beginning balance	$73	$18	$(88)	$(6)
Net realized and unrealized gains (losses) included in earnings	55	(7)	(36)	5
Transfers into Level 3 (b)	—	—	—	—
Transfers out of Level 3 (b)	(4)	—	1	—
Purchases, issuances and settlements, net	(74)	(1)	78	—

Ending balance	$50	$10	$(45)	$(1)

Net unrealized gains (losses) still held included in earnings (c)	$50	$(6)	$(45)	$5

(a)	There were no purchases, issuances and sales for the year ended December 31, 2011.
(b)	Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.
(c)	Represents the amount of total gains or losses for the period, included in trading and marketing gains, net, attributable to changes in unrealized gains or losses relating to assets and liabilities classified as Level 3 that are still held as of December 31, 2011 and 2010.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

During the year ended December 31, 2011, we settled the $2 million contingent consideration, which was classified as Level 3, associated with our acquisition of Ceritas. During the year ended December 31, 2010; we recognized the fair value of contingent consideration of $3 million and $1 million, in relation to our acquisition from Ceritas and DCP Partners’ purchase of an additional interest in a subsidiary, respectively, which were recorded to other current liabilities in our consolidated balance sheets. During the year ended December 31, 2010, we reassessed the $3 million and $1 million fair values of the contingent consideration associated with our acquisition from Ceritas and DCP Partners’ purchase of an additional interest in a subsidiary, respectively, and adjusted the $3 million liability associated with Ceritas to $2 million and the $1 million liability associated with DCP Partners’ purchase of an additional ownership interest in a subsidiary to zero. Accordingly, we recognized approximately $2 million as an offset to operating expense in our consolidated results of operations during the year ended December 31, 2010.

During the years ended December 31, 2011 and 2010 we had no significant transfers into or out of Levels 1 and 2. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period.

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

The fair value of accounts receivable, accounts payable and short-term borrowings are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Unrealized gains and unrealized losses on derivative instruments are carried at fair value. As of December 31, 2011, the carrying and fair value of our long-term debt was $3,820 million and $4,264 million, respectively. As of December 31, 2010, the carrying and fair value of our long-term debt, including current maturities of long-term debt, was $3,473 million and $3,790 million, respectively. We determine the fair value of our variable rate debt based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

11. Financing

	December 31,
	2011	2010
	(millions)
Short-term borrowings	$370	$187
DCP Midstream’s debt securities:
Issued January 2001, interest at 6.875% payable semiannually, due February 2011 (a)	—	250
Issued November 2008, interest at 9.700% payable semiannually, due December 2013	250	250
Issued October 2005, interest at 5.375% payable semiannually, due October 2015	200	200
Issued February 2009, interest at 9.750% payable semiannually, due March 2019	450	450
Issued March 2010, interest at 5.350% payable semiannually, due March 2020	600	600
Issued September 2011, interest at 4.750% payable semiannually, due September 2021	500	—
Issued August 2000, interest at 8.125% payable semiannually, due August 2030 (b)	300	300
Issued October 2006, interest at 6.450% payable semiannually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semiannually, due September 2037	450	450
DCP Partners’ debt securities:
Issued September 2010, interest at 3.25% payable semiannually, due October 2015	250	250
DCP Partners’ revolving credit facility, weighted-average variable interest rate of 1.69% and 1.14%, respectively, due November 2016 (c)	497	398
Fair value adjustments related to interest rate swap fair value hedges (a) (b)	34	37
Unamortized discount	(11)	(12)

Total debt	4,190	3,660
Current maturities of long-term debt	—	(250)
Short-term borrowings	(370)	(187)

Total long-term debt	$3,820	$3,223

(a)	In July 2009, $200 million of debt was swapped to a floating interest rate obligation. These swaps matured in February 2011.
(b)	In December 2008, the swaps associated with this debt were terminated. The remaining long-term fair value of approximately $34 million related to the swaps is being amortized as a reduction to interest expense through the maturity date of the debt.
(c)	$450 million of debt has been swapped to a fixed interest rate obligation with effective fixed interest rates ranging from 2.94% to 5.19%, for a net effective interest rate of 4.86% on the $497 million of outstanding debt under the DCP Partners’ revolving credit facility as of December 31, 2011.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

Approximate future maturities of long-term debt in the year indicated are as follows at December 31, 2011:

Debt Maturities
(millions)
2012	$—
2013	250
2014	—
2015	450
2016	497
Thereafter	2,600

3,797
Fair value adjustments related to interest rate swap fair value hedges	34
Unamortized discount	(11)

Long-term debt	$3,820

DCP Midstream’s Debt Securities — In September 2011, we issued $500 million principal amount of 4.75% Senior Notes due 2021, or the 4.75% Notes, for proceeds of approximately $496 million, net of unamortized discounts and related offering costs. The 4.75% Notes mature and become due and payable on September 30, 2021. We will pay interest semiannually on March 30 and September 30 of each year, and our first payment will be on March 30, 2012. The net proceeds from this offering were used to repay short-term borrowings and for general corporate purposes.

In March 2010, we issued $600 million principal amount of 5.35% Senior Notes due 2020, or the 5.35% Notes, for proceeds of approximately $597 million, net of unamortized discounts and related offering costs. The 5.35% Notes mature and become due and payable on March 15, 2020. We pay interest semiannually on March 15 and September 15 of each year, and our first payment was on September 15, 2010. The net proceeds from this offering were used to repay a portion of our $800 million, 7.875% Notes that were due August 2010, and for general corporate purposes.

The DCP Midstream debt securities mature and become payable on the respective due dates, and are not subject to any sinking fund provisions. The DCP Midstream debt securities are unsecured and are redeemable at a premium at our option.

DCP Midstream’s Credit Facilities with Financial Institutions — On March 18, 2011, we entered into an $800 million revolving credit facility, which matures in March 2015 and terminated our existing $350 million revolving credit facility which was entered into in January 2010, and would have matured in April 2012. On July 12, 2011, upon receiving lender consent, we expanded our existing $800 million revolving credit facility by an additional $450 million, bringing the new capacity of the facility to $1,250 million, or the $1,250 Million Facility. This expansion does not alter the terms or expiration of the facility. The $1,250 Million Facility allows for extensions of the March 2015 maturity date for two additional one year periods, with lender consent. There were no borrowings outstanding under the $1,250 Million Facility as of December 31, 2011.

We have a $450 million revolving credit facility, or the $450 Million Facility, which matures in April 2012. Any outstanding borrowings under the $450 Million Facility at maturity may, at our option, be converted into an unsecured one-year term loan. There were no borrowings outstanding under the $450 Million Facility as of December 31, 2011 and 2010.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

As of December 31, 2011, the $1,250 Million Facility and the $450 Million Facility, or together, the Facilities, provided us with total revolving credit availability of $1,700 million. The $1,700 million of revolving credit from the Facilities may be used to support our commercial paper program, our capital expansion program, working capital requirements and other general corporate purposes as well as for letters of credit. As of December 31, 2011 and 2010, we had $370 million and $187 million of commercial paper outstanding, respectively, backed by the Facilities. As of December 31, 2011 and 2010, we had $7 million and $6 million in letters of credit outstanding, respectively. As of December 31, 2011, the available capacity under the Facilities was $1,323 million.

The $1,250 Million Facility bears interest at either: (1) the higher of JP Morgan’s prime rate or the Federal Funds rate plus 0.50% or (2) LIBOR plus an applicable margin, which is 1.50% based on our credit rating. The facility incurs an annual fee of 0.25% based on our current credit rating. This fee is paid on drawn and undrawn portions of the facility.

The $450 Million Facility bears interest at either: (1) the higher of Wells Fargo’s prime rate or the Federal Funds rate plus 0.50% or (2) LIBOR plus an applicable margin, which is 0.31% based on our current credit rating. The facility incurs an annual fee of 0.09% based on our current credit rating. This fee is paid on drawn and undrawn portions of the facility.

The Facilities require us to maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated EBITDA, in each case as is defined by the Facilities) of not more than 5.0 to 1.0, and on a temporary basis for not more than three consecutive quarters (including the quarter in which such acquisition is consummated), following the consummation of qualifying asset acquisitions as defined by the Facilities, in the midstream energy business of not more than 5.5 to 1.0.

DCP Partners’ Debt Securities — In September 2010, DCP Partners issued $250 million of 3.25% Senior Notes, or the DCP Partners’ 3.25% Notes, due October 1, 2015, for proceeds of approximately $248 million, which are net of unamortized discounts and related offering costs. The DCP Partners’ 3.25% Notes mature and become due and payable on October 1, 2015, unless redeemed prior to maturity. DCP Partners’ pays interest semiannually on April 1 and October 1 of each year, with the first payment made on April 1, 2011. The net proceeds from this offering were used to repay funds borrowed under the revolver portion of the DCP Partners’ Credit Facility.

The DCP Partners’ 3.25% Notes are senior unsecured obligations, ranking equally in right of payment with DCP Partners’ existing unsecured indebtedness, including indebtedness under the DCP Partners’ Credit Facility. DCP Partners is not required to make mandatory redemption or sinking fund payments with respect to these notes. The notes are redeemable at a premium at DCP Partners’ option.

DCP Partners’ Credit Facilities with Financial Institutions — On November 10, 2011, DCP Partners entered into a credit agreement providing for a $1,000 million revolving credit facility, or the DCP Partners’ Credit Agreement, that matures November 10, 2016. The DCP Partners’ Credit Agreement replaces the DCP Partners’ Amended and Restated Credit Agreement dated as of June 21, 2007, or the 2007 DCP Partners’ Credit Agreement, which had a total borrowing capacity of $850 million and would have matured on June 21, 2012. The initial borrowing under the DCP Partners’ Credit Agreement was used to repay DCP Partners’ indebtedness under the 2007 DCP Partners’ Credit Agreement. The revolving credit facility provided by the DCP Partners’ Credit Agreement will be used for ongoing working capital requirements and for other general partnership purposes including acquisitions. As of December 31, 2011 and 2010, DCP Partners had $1 million and

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

$32 million, respectively, of letters of credit issued under the DCP Partners’ Credit Agreement. As of December 31, 2011, the unused capacity under the revolving credit facility was $502 million.

DCP Partners’ borrowing capacity is limited at December 31, 2011 by the DCP Partners’ Credit Agreement’s financial covenant requirements. Except in the case of a default, amounts borrowed under DCP Partners’ credit facility will not mature prior to the November 10, 2016 maturity date.

Under DCP Partners’ Credit Agreement, indebtedness under the revolving credit facility bears interest at either: (1) LIBOR, plus an applicable margin ranging from 0.85% to 1.65% depending on DCP Partners’ credit rating; or (2) the higher of Wells Fargo Bank’s prime rate plus an applicable margin ranging from 0% to 0.65% depending on DCP Partners’ credit rating, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1%. The revolving credit facility incurs an annual facility fee of 0.15% to 0.35% depending on DCP Partners’ credit rating. This fee is paid on drawn and undrawn portions of the revolving credit facility.

The DCP Partners’ Credit Agreement requires DCP Partners to maintain a leverage ratio (the ratio of our consolidated indebtedness to our consolidated EBITDA, in each case as is defined by the Credit Agreement) of not more than 5.0 to 1.0, and on a temporary basis for not more than three consecutive quarters (including the quarter in which such acquisition is consummated) following the consummation of asset acquisitions in the midstream energy business of not more than 5.5 to 1.0.

Other Agreements — As of December 31, 2011, DCP Partners had a contingent letter of credit facility for up to $10 million, on which DCP Partners pays a fee of 0.50% per annum. As of December 31, 2011, DCP Partners had no letters of credit issued under this facility. Any letters of credit issued on this facility will incur a net fee of 1.75% per annum and will not reduce the available capacity under the DCP Partners’ Credit Agreement.

Other Financing — During 2011, DCP Partners issued 761,285 of its common units, under an on-going equity distribution agreement with Citigroup Global Markets Inc., and received proceeds from units issued of $30 million, net of commissions and offering costs.

In March 2011, DCP Partners issued 3,596,636 common units at $40.55 per unit. DCP Partners received proceeds of $140 million, net of offering costs.

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

Years Ended December 31, 2011, 2010 and 2009

12. Risk Management and Hedging Activities, Credit Risk and Financial Instruments

Our day-to-day operations expose us to a variety of risks including but not limited to changes in the prices of commodities that we buy or sell, changes in interest rates, and the creditworthiness of each of our counterparties. We manage certain of these exposures by using physical and financial derivative instruments. All of our commodity derivative activities are conducted under the governance of internal Risk Management Committees that establish policies limiting exposure to market risk and requiring daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate daily value at risk. The following briefly describes each of the risks that we manage.

Commodity Price Risk

Our portfolio of commodity derivative activity is primarily accounted for using the mark-to-market method of accounting; however, depending upon our risk profile and objectives, in certain limited cases, we may execute transactions that qualify for the hedge method of accounting. The risks, strategies and instruments used to mitigate such risks, as well as the method of accounting are discussed and summarized below.

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

We may execute a time spread transaction when the difference between the current price of natural gas (cash or futures) and the futures market price for natural gas exceeds our cost of storing physical gas in our owned and/or leased storage facilities. The time spread transaction allows us to lock in a margin when this market condition exists. A time spread transaction is executed by establishing a long gas position at one point in time and establishing a corresponding short gas position at a different point in time. We typically use swaps to execute these transactions, which are not designated as hedging instruments and are recorded at fair value with changes in fair value recorded in the current period consolidated statements of operations. While gas held in our storage locations is recorded at the lower of average cost or market, the derivative instruments that are used to manage our storage facilities are recorded at fair value and any changes in fair value are currently recorded in our consolidated statements of operations. Even though we may have economically hedged our exposure and locked in a future margin, the use of lower-of-cost-or-market accounting for our physical inventory and the use of mark-to-market accounting for our derivative instruments may subject our earnings to market volatility.

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

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

During 2011, Southeast Texas commenced an expansion project to build an additional storage cavern. Upon completion of the expansion project, Southeast Texas will be required to purchase a significant amount of base gas to bring the storage cavern to operation. To mitigate risk associated with this forecasted purchase of natural gas, Southeast Texas executed a series of derivative financial instruments, which have been designated as cash flow hedges. Any effective changes in fair value of these derivative instruments will be deferred in AOCI until the underlying purchase of inventory occurs. While the cash paid or received upon settlement of these hedges will economically offset the cash required to purchase the base gas, any deferred gain or loss at the time of the purchase will remain in AOCI until such time that the cavern is emptied and the base gas is sold.

Additionally, in order for our storage facilities to remain operational, we maintain a minimum level of base gas in each storage cavern, which is capitalized in our consolidated balance sheets as a component of property, plant and equipment, net. As of December 31, 2011, there was a deferred loss of $3 million recognized in AOCI in relation to our 2009 storage cavern expansion. Southeast Texas is currently constructing a fourth storage cavern, and in conjunction with construction of the cavern, has applied additional base gas derivatives which are classified as cash flow hedges. These cash flow hedges were in a loss position of $3 million as of December 31, 2011, and will fluctuate in value through the term of construction. Following the completion of the fourth cavern, the cash flow hedges will remain in AOCI until the cavern is emptied and the base gas is sold.

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

We employ established risk limits, policies and procedures to manage risks associated with the natural gas asset based trading and marketing and NGL proprietary trading.

Commodity Cash Flow Protection Activities at DCP Partners

As a result of DCP Partners’ operations of gathering, processing and transporting natural gas, DCP Partners takes title to a portion of residue gas, NGLs and condensate, which are considered to be DCP Partners’ equity volumes. The possession of and the related operations of transporting and marketing of NGLs creates commodity price risk due to market changes in commodity prices, primarily with respect to the prices of NGLs, natural gas and crude oil. DCP Partners has mitigated a portion of its expected commodity cash flow risk associated with these equity volumes through 2016 with natural gas, NGL and crude oil derivatives. Additionally, given the limited depth of the NGL derivatives market, DCP Partners utilizes crude oil swaps and costless collars to mitigate a portion of its commodity price risk exposure for NGLs. When the relationship of NGL prices to crude oil prices is at a discount to historical ranges, DCP Partners experiences additional exposure as a result of the relationship where DCP Partners utilizes crude oil swaps and costless collars to mitigate NGL price exposure.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

For shorter dated time periods where the NGL markets have greater liquidity, DCP Partners has utilized NGL swaps to mitigate a portion of its NGL price risk through December 2012 by entering into incremental NGL financial positions and by exchanging crude oil swaps for NGL swaps. These transactions are primarily accomplished through the use of swaps that exchange DCP Partners’ floating price risk for a fixed price, but the type of instrument that is used to mitigate risk may vary depending upon DCP Partners’ risk objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected in the current period within our consolidated statements of operations.

Interest Rate Risk

We enter into debt arrangements that have either fixed or floating rates, therefore we are exposed to market risks related to changes in interest rates. We periodically use interest rate swaps and forward-starting interest rate swaps to convert variable interest rates on our existing debt and lock in rates on our anticipated future fixed-rate debt, respectively. Our primary goals include: (1) maintaining an appropriate ratio of fixed-rate debt to floating-rate debt; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates based on historical rates.

DCP Partners mitigates a portion of its interest rate risk with interest rate swaps and forward-starting interest rate swaps, which reduce DCP Partners’ exposure to market fluctuations by converting variable interest rates on DCP Partners’ existing debt to fixed interest rates and locking in rates on DCP Partners’ anticipated future fixed-rate debt, respectively. The interest rate swap agreements convert the interest rate associated with the indebtedness outstanding under the DCP Partners’ revolving credit facility to a fixed-rate obligation, thereby reducing the exposure to market rate fluctuations. The forward-starting interest rate swap agreements lock in the interest rate associated with DCP Partners’ anticipated future fixed-rate debt, thereby reducing the exposure to market rate fluctuations prior to issuance.

At December 31, 2011, DCP Partners had interest rate swap agreements totaling $450 million, of which DCP Partners has designated $425 million as cash flow hedges and accounts for the remaining $25 million under the mark-to-market method of accounting. As DCP Partners generally expects to have variable rate debt levels equal to or exceeding their swap positions during their term, the entire $450 million of these arrangements mitigate DCP Partners’ interest rate risk through June 2012, with $150 million extending from June 2012 through June 2014. Based on current operations, DCP Partners believes its interest rate swap agreements mitigate its interest rate risk associated with its variable rate debt.

At December 31, 2011, DCP Partners had forward-starting interest rate swap agreements totaling $195 million, which have been designated as cash flow hedges. As DCP Partners anticipates entering into future fixed-rate debt at levels equal to or exceeding its forward-starting swap positions during their term, the entire $195 million of these arrangements mitigate a portion of DCP Partners’ interest rate risk through the term of DCP Partners’ anticipated debt into 2022. Based on their current operations, DCP Partners believes its forward-starting interest rate swap agreements mitigate a portion of its interest rate risk associated with its anticipated future fixed-rate debt.

Effectiveness of DCP Partners’ interest rate swap agreements designated as cash flow hedges is determined by matching the principal balance and terms with that of the specified obligation. The effective portions of changes in fair value are recognized in AOCI in the consolidated balance sheets and are reclassified into earnings as the hedged transactions impacted earnings. However, due to the volatility of the interest rate markets, the corresponding value in AOCI is subject to change prior to its reclassification into earnings. Ineffective portions of changes in fair value are recognized in earnings.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

At December 31, 2011, $275 million of the interest rate swap agreements reprice prospectively approximately every 90 days and the remaining $175 million of the agreements reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, DCP Partners pays fixed-rates ranging from 2.94% to 5.19%, and receives interest payments based on the three-month and one-month LIBOR. Under the terms of the forward-starting interest rate swaps agreements, DCP Partners will pay fixed-rates ranging from 2.15% to 2.598%, and receive interest payments approximating 10-year U.S. Treasury rates. The differences to be paid or received under the interest rate swap agreements are recognized as an adjustment to interest expense.

We previously had interest rate cash flow hedges and fair value hedges in place that were terminated in 2000 and 2008, respectively. As a result, the remaining net loss deferred in AOCI relative to these cash flow hedges and fair value hedges will be reclassified to interest expense through the remaining term of the debt through 2030, as the underlying transactions impact earnings.

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

•

In the event that we were to be downgraded below investment grade by at least one of the major credit rating agencies, certain of our ISDA counterparties have the right to reduce our collateral threshold to zero, potentially requiring us to fully collateralize any commodity contracts in a net liability position.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

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

•

Additionally, if DCP Partners were to have an effective event of default under the DCP Partners’ Credit Agreement that occurs and is continuing, DCP Partners’ ISDA counterparties may have the right to request early termination and net settlement of any outstanding derivative liability positions.

Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or interest rate swap instruments are in either a net asset or net liability position. Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features. As of December 31, 2011, we had $54 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of December 31, 2011, if a credit-risk related event were to occur, we may be required to post additional collateral. Additionally, although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of December 31, 2011, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $47 million.

As of December 31, 2011, DCP Partners had $21 million of individual interest rate swap instruments that were in a net liability position and were subject to credit-risk related contingent features. If DCP Partners were to have an event of default relative to any covenants of the DCP Partners’ Credit Agreement, that occurs and is continuing, the counterparties to DCP Partners’ swap instruments have the right to request that DCP Partners net settle the instrument in the form of cash.

Collateral

As of December 31, 2011, we held cash of $16 million, included in other current liabilities in the consolidated balance sheet related to cash postings by third parties, and letters of credit of $64 million from counterparties to secure their future performance under financial or physical contracts. We had cash deposits with counterparties of $7 million, included in other current assets as of December 31, 2011, to secure our obligations to provide future services or to perform financial contracts. As of December 31, 2011, DCP Partners had a contingent letter of credit facility for up to $10 million, on which DCP Partners had no letters of credit issued and outstanding. This contingent letter of credit facility was issued directly by a financial institution and does not reduce the available capacity under the DCP Partners’ Credit Agreement. As of December 31, 2011, DCP Partners had no other cash collateral posted with counterparties to its commodity derivative instruments. As of December 31, 2011, we had issued and outstanding parental guarantees totaling $70 million in favor of certain counterparties to DCP Partners’ commodity derivative instruments to mitigate a portion of DCP Partners’ collateral requirements with those counterparties. DCP Partners pays us a fee of 0.50% per annum on these guarantees. These parental guarantees and contingent letter of credit facility reduce the amount of cash DCP Partners may be required to post as collateral. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, trading and

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

hedging contracts. In many cases, we and our counterparties publicly disclose credit ratings, which may impact the amounts of collateral requirements.

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

Summarized Derivative Information

The following summarizes the balance within AOCI, net of noncontrolling interest, relative to our commodity and interest rate cash flow hedges:

	December 31,
	2011	2010
	(millions)
Commodity cash flow hedges:
Net deferred losses in AOCI	$(5)	$(3)
Interest rate cash flow hedges:
Net deferred losses in AOCI	(7)	(10)

Total AOCI	$(12)	$(13)

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

The fair value of our derivative instruments that are designated as hedging instruments, those that are marked-to-market each period, and the location of each within our consolidated balance sheets, by major category, is summarized as follows:

Balance Sheet Line Item	December 31,		Balance Sheet Line Item	December 31,
	2011	2010		2011	2010
	(millions)			(millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:
Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$1	Unrealized losses on derivative instruments — current	$(16)	$(12)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	(5)	(5)

	$—	$1		$(21)	$(17)

Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$—	$—
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	(3)	—

	$—	$—		$(3)	$—

Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$—	$(5)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	(5)

	$—	$—		$—	$(10)

Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$107	$143	Unrealized losses on derivative instruments — current	$(97)	$(163)
Unrealized gains on derivative instruments — long-term	23	25	Unrealized losses on derivative instruments — long-term	(32)	(55)

	$130	$168		$(129)	$(218)

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

The following table summarizes the impact on our consolidated balance sheets and consolidated statements of operations of our derivative instruments, net of noncontrolling interest, that are accounted for using the cash flow hedge method of accounting:

	Loss Recognized in AOCI on Derivatives – Effective Portion		Loss Reclassified from AOCI to Earnings –Effective Portion			Gain (Loss) Recognized in Income on Derivatives – Ineffective Portion and Amount Excluded from Effectiveness Testing			Deferred Losses in AOCI Expected to be Reclassified into Earnings Over the Next 12 Months
	Year Ended December 31,
	2011	2010	2011	2010		2011	2010
	(millions)								(millions)
Commodity derivatives	$(2)	$—	$—	$—		$—	$—
Interest rate derivatives	$(3)	$(6)	$(6)	$(10	) (a)	$—	$—	(a)(b)	$(3)

(a)	Included in interest expense in our consolidated statements of operations.
(b)	For the years ended December 31, 2011 and 2010, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring or as a result of exclusion from effectiveness testing.

Change in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the consolidated statements of operations. The following summarizes these amounts and the location within the consolidated statements of operations that such amounts are reflected:

	Year Ended December 31,
Commodity Derivatives: Statement of Operations Line Item	2011	2010	2009
	(millions)
Realized gains	$28	$118	$127
Unrealized gains (losses)	50	(74)	(77)

Trading and marketing gains, net	$78	$44	$50

We do not have any derivative financial instruments that qualify as a hedge of a net investment.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

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

	December 31, 2011
	Crude Oil		Natural Gas		Natural Gas Liquids			Natural Gas Basis Swaps
Year of Expiration	Net Long (Short) Position (Bbls)	Number of Contracts	Net Long (Short) Position (MMBtu) (d)	Number of Contracts	Net Long (Short) Position (Bbls)	Number of Contracts		Net Long (Short) Position (MMBtu)	Number of Contracts
2012	(1,161,792)	488	(19,768,750)	203	(10,987,055)	427	(a)	10,012,500	190
2013	(797,323)	207	1,835,000	8	(8,966,650)	15	(b)	120,000	22
2014	(619,500)	44	(365,000)	3	(9,000,000)	2	(c)	—	—
2015	(365,000)	2	—	—	—	—		—	—
2016	(183,000)	1	—	—	—	—		—	—

(a)	Includes 22 physical index based derivative contracts totaling (11,751,600) barrels, or Bbls.
(b)	Includes 3 physical index based derivative contracts totaling (9,036,000) Bbls.
(c)	Includes 2 physical index based derivative contracts totaling (9,000,000) Bbls.
(d)	MMBtu represents one million British thermal units.

	December 31, 2010
	Crude Oil		Natural Gas		Natural Gas Liquids			Natural Gas Basis Swaps
Year of Expiration	Net Long (Short) Position (Bbls)	Number of Contracts	Net Long (Short) Position (MMBtu)	Number of Contracts	Net Long (Short) Position (Bbls)	Number of Contracts		Net Long (Short) Position (MMBtu)	Number of Contracts
2011	(1,333,804)	549	(12,647,000)	290	(12,316,395)	707	(a)	(2,910,000)	158
2012	(874,358)	165	269,000	64	(8,258,400)	11	(b)	8,220,000	19
2013	(465,250)	46	(165,000)	5	(9,000,000)	2	(b)	—	—
2014	(547,500)	5	(365,000)	3	(9,000,000)	2	(b)	—	—
2015	(182,500)	1	—	—	—	—		—	—

(a)	Includes 27 physical index based derivative contracts totaling (13,083,000) Bbls.
(b)	Includes 2 physical index based derivative contracts totaling (9,000,000) Bbls.

As of December 31, 2011, DCP Partners had interest rate swaps outstanding with individual notional values between $25 million and $80 million, which, in aggregate, exchange $450 million of DCP Partners’ floating rate obligation for a fixed rate obligation through June 2012, with $150 million extending from June 2012 through June 2014.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

13. Equity-Based Compensation

We recorded equity-based compensation expense as follows, the components of which are further described below:

	Year Ended December 31,
	2011	2010	2009
	(millions)
DCP Midstream, LLC Long-Term Incentive Plan	$25	$12	$8
DCP Partners’ Long-Term Incentive Plan (DCP Partners’ LTIP)	6	3	2

Total	$31	$15	$10

	Vesting Period (years)	Unrecognized Compensation Expense at December 31, 2011 (millions)	Estimated Forfeiture Rate	Weighted- Average Remaining Vesting (years)
DCP Midstream LTIP:
Relative Performance Units (RPUs)	3	$—	—	—
Strategic Performance Units (SPUs)	3	$5	15% -28%	2
Phantom Units	1-5	$4	0% - 28%	1
DCP Partners’ Phantom Units	3	$—	28%	1
DCP Partners’ LTIP:
Performance Units	3	$—	30%	2
Phantom Units	0.5	$—	—	—
Restricted Phantom Units	1-3	$—	0% - 30%	1

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

Years Ended December 31, 2011, 2010 and 2009

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

	Units	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at January 1, 2009	53,270	$43.44
Forfeited	(530)	$43.91
Vested or paid in cash	(27,700)	$42.90

Outstanding at December 31, 2009	25,040	$44.02
Transferred to Non-Qualified Executive Deferred Compensation Plan (a)	(25,040)	$44.02

Outstanding at December 31, 2011 and 2010	—	$—	$—

(a)	After the performance period the value derived from the RPUs is transferred to our Non-Qualified Deferred Compensation plan, and invested according to the participant’s investment elections. Units vesting in 2010 transferred at 100%.

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

	Units	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at January 1, 2009	235,285	$39.76
Granted	209,110	$18.51
Forfeited	(7,039)	$34.20
Vested or paid in cash	(62,439)	$42.94

Outstanding at December 31, 2009	374,917	$27.48
Granted	139,900	$30.03
Forfeited or cancelled	(7,710)	$26.79
Vested or paid in cash (a) (b)	(166,237)	$41.59

Outstanding at December 31, 2010	340,870	$21.66
Granted	122,020	$38.59
Forfeited	(5,786)	$27.15
Vested or paid in cash (c)	(201,129)	$18.51

Outstanding at December 31, 2011	255,975	$34.10	$43.74

Expected to vest	202,017	$34.02	$43.75

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

(a)	The 2007 grants vested at 100%.
(b)	The 2008 grants vested at 72%
(c)	The 2009 grants vested at 155%.

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

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to the strategic performance units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(millions)
Vested in 2009	62,439	$2	$2
Vested in 2010	166,237	$4	$2
Vested in 2011 (a)	201,129	$15	$3

(a)	201,129 of the units and the related DERs that vested in 2011 will be paid in 2012.

Phantom Units — The DERs are paid quarterly in arrears. The following table presents information related to Phantom Units:

	Units	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at January 1, 2009	141,460	$37.29
Granted	209,110	$18.51
Forfeited	(6,040)	$32.51
Vested	(680)	$43.38

Outstanding at December 31, 2009	343,850	$25.94
Granted	139,800	$30.04
Forfeited	(7,690)	$27.04
Vested	(105,670)	$40.15

Outstanding at December 31, 2010	370,290	$23.41
Granted	122,020	$38.58
Forfeited	(1,250)	$32.71
Vested	(268,090)	$20.78

Outstanding at December 31, 2011	222,970	$34.68	$43.63

Expected to vest	171,520	$34.72	$43.63

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to the phantom units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(millions)
Vested in 2009	680	$—	$—
Vested in 2010	105,670	$3	$—
Vested in 2011 (a)	268,090	$8	$4

(a)	268,090 of the units and the related DERs that vested in 2011 will be paid in 2012.

DCP Partners’ Phantom Units — The DERs are paid quarterly in arrears. The following table presents information related to the DCP Partners’ Phantom Units:

	Units	Grant Date Weighted- Average Price Per Unit	Measurement Date Price Per Unit
Outstanding at January 1, 2009	49,000	$33.39
Vested	(38,250)	$28.60

Outstanding at December 31, 2009	10,750	$50.43
Granted	17,300	$35.56
Vested	(10,750)	$31.87

Outstanding at December 31, 2010	17,300	$47.09
Vested	(5,766)	$35.56

Outstanding at December 31, 2011	11,534	$35.56	$47.47

Expected to vest	8,304	$35.56	$47.47

The fair value of units that vested, and the unit-based liabilities paid during the year ended December 31, 2011 and 2010 was less than $1 million, respectively.

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

Performance Units — DCP Partner’s has awarded phantom LPUs or Performance Units, pursuant to the LTIP to certain employees. The number of Performance Units that will ultimately vest range from 0% to 200% of the outstanding Performance Units, depending on the achievement of specified performance targets over three

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

year performance periods. The final performance percentage payout is determined by the compensation committee of DCP Partners’ board of directors. The DERs are paid in cash at the end of the performance period. Of the remaining Performance Units outstanding at December 31, 2011, 11,641 units are expected to vest on December 31, 2012 and 7,406 units are expected to vest on December 31, 2013. The following table presents information related to the Performance Units:

	Units	Grant Date Weighted- Average Price Per Unit	Measurement Date Price Per Unit
Outstanding at January 1, 2009	52,020	$34.23
Granted	52,450	$10.05
Vested	(37,330)	$34.51

Outstanding at December 31, 2009	67,140	$15.18
Granted	16,630	$31.80
Forfeited	(2,205)	$15.61
Vested	(14,215)	$33.44

Outstanding at December 31, 2010	67,350	$15.42
Granted	10,580	$41.80
Vested (a)	(50,720)	$10.05

Outstanding at December 31, 2011	27,210	$35.69	$47.47

Expected to vest (b)	19,047	$35.69	$47.47

(a)	The units vested at 199%.
(b)	Based on DCP Partners’ December 31, 2011 estimated achievement of specified performance targets, the performance for units granted in 2011 is 100% and for units granted in 2010 is 100%. The estimated forfeiture rate for units granted in 2011 is 30% and for units granted in 2010 is 30%.

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

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to Performance Units, including the related DERs:

	Year Ended December 31,
	2011	2010 (a)	2009
	(millions)
Fair value of units vested	$5	$—	$1
Unit-based liabilities paid	$—	$1	$—

(a)	The liabilities paid in 2010 relate to 22,860 units and DERs that vested in 2009. The remaining units that vested in 2009 were paid in 2009.

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

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

In 2011, DCP Partners granted 4,000 Phantom Units, pursuant to the DCP Partners’ LTIP, to directors who are not officers or employees of affiliates of DCP Midstream as part of its annual director fees in 2011. All of these units vested during 2011 and were settled in units.

In 2010, DCP Partners granted 5,200 Phantom Units, pursuant to the DCP Partners’ LTIP, to directors who are not officers or employees of affiliates of DCP Midstream as part of its annual director fees in 2010. All of these units vested during 2010 and were settled in units.

In 2009, DCP Partners granted 16,000 Phantom Units, pursuant to the DCP Partners’ LTIP, to directors who are not officers or employees of affiliates of DCP Midstream as part of its annual director fees in 2009. All of these units vested during 2009 and were settled in cash.

The DERs are paid quarterly in arrears.

The following table presents information related to the Phantom Units:

	Units	Grant Date Weighted- Average Price Per Unit	Measurement Date Price Per Unit
Outstanding at January 1, 2009	13,698	$24.05
Granted	16,000	$10.05
Vested	(29,698)	$16.51

Outstanding at December 31, 2009	—	$—
Granted	5,200	$31.80
Vested	(5,200)	$31.80

Outstanding at December 31, 2010	—	$—
Granted	4,000	$41.80
Vested	(4,000)	$41.80

Outstanding at December 31, 2011	—	$—	$—

The fair value of the units that vested and the unit based liabilities paid for the years ended December 31, 2011, 2010 and 2009 were less than $1 million, less than $1 million and $1 million, respectively.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

Restricted Phantom Units — DCP Midstream Partners’ General Partner’s board of directors awarded restricted phantom LPUs, or RPUs, to key employees under the LTIP. Of the remaining RPUs outstanding at December 31, 2011, 6,125 units are expected to vest on December 31, 2012 and 8,215 units are expected to vest on December 31, 2013. The DERs are paid quarterly in arrears. The following table presents information related to the RPUs:

	Units	Grant Date Weighted- Average Price per Unit	Measurement Date Price per Unit
Outstanding at January 1, 2009	14,690	$33.52
Granted	52,450	$10.05

Outstanding at December 31, 2009	67,140	$15.18
Granted	16,630	$31.80
Forfeited	(2,205)	$15.61
Vested	(14,215)	$33.44

Outstanding at December 31, 2010	67,350	$15.42
Granted	10,580	$41.80
Vested	(58,600)	$12.97

Outstanding at December 31, 2011	19,330	$37.27	$47.47

Expected to vest	14,340	$37.53	$47.47

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to Restricted Phantom Units:

	Year Ended December 31,
	2011 (a)	2010
	(millions)
Fair value of units vested	$3	$1
Unit-based liabilities paid	$1	$—

(a)	$1 million of liabilities paid in 2011 relate to the 14,215 units and DERs that vested in 2010.

The estimate of RPUs that are expected to vest is based on highly subjective assumptions that could potentially change over time, including the expected forfeiture rate, which was estimated at 22% for units granted in 2011, 30% for units granted in 2010 and 21% for units granted in 2009. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized in our consolidated statement of operations.

Duke Energy 1998 LTIP and Spectra Energy 2007 LTIP — Under the Duke Energy 1998 LTIP, Duke Energy granted certain of our key employees stock options, stock-based performance awards, phantom stock awards and other stock awards to be settled in shares of Duke Energy’s common stock, or the Stock-Based Awards. Upon execution of the 50-50 Transaction in July 2005, our employees incurred a change in status from Duke Energy employees to non-employees. As a result, we began accounting for these awards using the fair value method. No awards have been and we do not expect to settle any awards granted under the Duke Energy 1998 LTIP with cash. As of December 31, 2011, all units under the Duke Energy 1998 LTIP are vested.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

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

The Spectra Energy 2007 LTIP provides for the granting of stock options, restricted stock awards and units, unrestricted stock awards and units, and other equity-based awards, to employees and other key individuals who perform services for Spectra Energy. A maximum of 30 million shares of common stock may be awarded under the Spectra Energy 2007 LTIP. Options granted under the Spectra Energy 2007 LTIP are issued with exercise prices equal to the fair market value of Spectra Energy common stock on the grant date, have ten year terms, and vest immediately or over terms not to exceed five years. Compensation expense related to stock options is recognized over the requisite service period. The requisite service period for stock options is the same as the vesting period, with the exception of retirement eligible employees, who have shorter requisite service periods ending when the employees become retirement eligible. Restricted, performance and phantom stock awards granted under the Spectra Energy 2007 LTIP typically become 100% vested on the three-year anniversary of the grant date. The fair value of the awards granted is measured based on the fair market value of the shares on the date of grant, and the related compensation expense is recognized over the requisite service period which is the same as the vesting period. As of December 31, 2011, all units under the Duke Energy 1998 LTIP are vested.

Stock Options — Under the Duke Energy 1998 LTIP, the exercise price of each option granted could not be less than the market price of Duke Energy’s common stock on the date of grant. Effective July 1, 2005, these options were accounted using the fair value method. As a result, compensation expense subsequent to July 1, 2005, is recognized based on the change in the fair value of the stock options at each reporting date until vesting. As of December 31, 2011, all stock options granted under the Duke and Spectra plans are vested and exercisable.

The following table shows information regarding options to purchase Duke Energy’s common stock granted to our employees, reflecting shares outstanding as impacted by the conversion.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2009	1,557,587	$18.19	2.4
Exercised	(166,869)	$12.80
Forfeited	(223,926)	$16.19

Outstanding at December 31, 2009	1,166,792	$19.34
Exercised	(56,245)	$8.42
Forfeited	(401,562)	$24.19

Outstanding at December 31, 2010	708,985	$17.46
Exercised	(59,725)	$8.90
Forfeited	(451,700)	$21.45

Outstanding and Exercisable at December 31, 2011	197,560	$10.93	0.9	$2

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was approximately $1 million for all periods.

The following table shows information regarding options to purchase Spectra Energy’s common stock granted to our employees, reflecting shares outstanding as impacted by the conversion.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life (years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2009	795,979	$27.36	2.4
Exercised	(13,861)	$11.93
Forfeited	(183,822)	$23.36

Outstanding at December 31, 2009	598,296	$28.95
Exercised	(33,768)	$13.22
Forfeited	(202,187)	$36.55

Outstanding at December 31, 2010	362,341	$26.18
Exercised	(29,134)	$12.43
Forfeited	(227,150)	$32.40

Outstanding and Exercisable at December 31, 2011	106,057	$16.61	0.9	$2

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was less than $1 million for all periods.

Stock-Based Performance Awards — There were no stock-based performance awards granted during the years ended December 31, 2011, 2010 and 2009.

The following tables summarize information about stock-based performance awards activity, reflecting shares outstanding as impacted by the conversion:

Duke Energy 1998 LTIP	Shares	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at January 1, 2009	29,940	$16.50
Vested	(25,329)	$16.50
Forfeited	(4,611)	$16.50

Outstanding at December 31, 2009, 2010 and 2011	—	$—	$—

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

Spectra Energy 2007 LTIP	Shares	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at January 1, 2009	14,970	$24.94
Vested	(12,665)	$24.94
Forfeited	(2,305)	$24.94

Outstanding at December 31, 2009, 2010 and 2011	—	$—	$—

The total fair value of the performance stock awards that vested during the year ended December 31, 2009 was less than $1 million. No awards were granted during the years ended December 31, 2011, 2010 and 2009.

Phantom Stock Awards — There were no phantom stock awards granted during the years ended December 31, 2011, 2010 and 2009.

The following tables summarize information about phantom stock awards activity, reflecting shares outstanding as impacted by the conversion:

Duke Energy 1998 LTIP	Shares	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at January 1, 2009	49,504	$15.66
Vested	(22,689)	$15.58
Forfeited	(307)	$15.38

Outstanding at December 31, 2009	26,508	$15.72
Vested	(22,516)	$15.59

Outstanding at December 31, 2010	3,992	$16.50
Vested	(3,992)	$16.50

Outstanding at December 31, 2011	—	$—	$—

Spectra Energy 2007 LTIP	Shares	Grant Date Weighted- Average Price Per Unit	Measurement Date Weighted- Average Price Per Unit
Outstanding at January 1, 2009	24,752	$23.66
Vested	(11,344)	$23.55
Forfeited	(154)	$23.24

Outstanding at December 31, 2009	13,254	$23.76
Vested	(11,258)	$23.55

Outstanding at December 31, 2010	1,996	$24.94
Vested	(1,996)	$24.94

Outstanding at December 31, 2011	—	$—	$—

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

The total fair value of the phantom stock awards that vested during the years ended December 31, 2011, 2010 and 2009 was less than $1 million for all periods.

14. Benefits

All Company employees who have reached the age of 18 and work at least 20 hours per week are eligible for participation in our 401(k) and retirement plan, to which we contribute a range of 4% to 7% of each eligible employee’s qualified earnings to the retirement plan, based on years of service. Additionally, we match employees’ contributions in the 401(k) plan up to 6% of qualified earnings. During the years ended December 31, 2011, 2010 and 2009 we expensed plan contributions of $25 million, $21 million and $22 million, respectively. In conjunction with the Marysville acquisition on December 30, 2010, DCP Partners acquired two 401(k) plans. One of these plans was incorporated into the DCP Midstream 401(k) plan during 2011.

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

On December 30, 2010, DCP Partners acquired all of the interests in Marysville, an entity that owned a taxable C-Corporation consolidated return group. We estimated $35 million of deferred tax liabilities resulting from built-in tax gains recognized in the transaction and recorded this in our preliminary purchase price allocation as of December 31, 2010. On January 4, 2011, DCP Partners merged two wholly-owned subsidiaries of Marysville and converted the combined entity’s organizational structure from a corporation to a limited liability company. This conversion to a limited liability company triggered the deferred tax liabilities resulting from built-in tax gains to become currently payable. Accordingly, the estimated $35 million of deferred tax liabilities at December 31, 2010 became currently payable on January 4, 2011. During 2011, DCP Partners made estimated federal and state tax payments totaling $29 million and less than $1 million, respectively, related to their estimated $35 million tax liability that resulted from the acquisition of Marysville. The remaining $6 million estimated tax liability has been reclassified to goodwill in DCP Partners’ final accounting for the Marysville business combination.

The State of Texas imposes a margin tax that is assessed at 1% of taxable margin apportioned to Texas. Accordingly, we have recorded current tax expense for the Texas margin tax. The state of Michigan imposes a business tax of 0.8% on gross receipts and 4.95% of Michigan taxable income. The sum of gross receipts and income tax is subject to a tax surcharge of 21.99%. Michigan provides tax credits that may reduce our final income tax liability.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

Income tax expense consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(millions)
Current:
Federal income tax expense	$(29)	$—	$—
State income tax expense	(10)	(9)	(4)
Deferred:
Federal income tax benefit (expense)	34	5	(14)
State income tax benefit (expense)	2	(1)	—

Total income tax expense	$(3)	$(5)	$(18)

We had net long-term deferred tax liabilities of $93 million and $135 million as of December 31, 2011 and 2010, respectively. The net long-term deferred tax liabilities are included in deferred income taxes on the consolidated balance sheets. The deferred tax liabilities of $126 million and $159 million as of December 31, 2011 and 2010, respectively, are primarily associated with depreciation and amortization related to the acquired intangible assets and property, plant and equipment. Offsetting the deferred tax liabilities are deferred tax assets related to the net operating loss of an affiliate corporation of approximately $33 million and $24 million as of December 31, 2011 and 2010, respectively. The net operating losses begin expiring in 2027. We expect to fully utilize the net operating loss carryovers, and, accordingly we have not provided a valuation allowance for the net deferred tax asset.

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

DCP East Texas Holdings, LLC, or East Texas, reached $8 million in settlements with the responsible third party, related to the first quarter 2009 fire. We have allocated the settlements based upon relative ownership percentages at the time the losses were incurred and for amounts which were previously paid by us. During the year ended December 31, 2011, we recognized $1 million as an offset to operating and maintenance expense in the consolidated statements of operations, as reimbursement of amounts previously paid by us and have recorded $7 million of business interruption proceeds as sales of natural gas and petroleum products in our consolidated statements of operations. We received the cash related to the settlements during the third quarter of 2011.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

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

Environmental — The operation of pipelines, plants and other facilities for gathering, transporting, processing, treating, or storing natural gas, NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste storage, management, transportation and disposal, and other environmental matters including recently adopted U.S. Environmental Protection Agency, or EPA, regulations related to reporting of greenhouse gas emissions which have taken effect over the past two years. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. In addition, there is increasing focus, both from state and federal regulatory officials and through litigation, on hydraulic fracturing and the real or perceived environmental impacts of this technique, which indirectly presents some risk to our available supply of natural gas. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, the issuance of injunctions or restrictions on operations. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

We make expenditures in connection with environmental matters as part of our normal operations. Environmental liabilities as of December 31, 2011 and 2010, included in the consolidated balance sheets as other current liabilities amounted to approximately $6 million for both periods, and environmental liabilities included in the consolidated balance sheets as other long-term liabilities amounted to $9 million for both periods.

Operating Leases — We utilize assets under operating leases in several areas of operations. Consolidated rental expense, including leases with no continuing commitment, amounted to $38 million, $38 million and $40 million in 2011, 2010 and 2009, respectively. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.

Minimum rental payments under our various operating leases in the year indicated are as follows:

Minimum Rental Payments
(millions)
2012	$55
2013	47
2014	37
2015	30
2016	19
Thereafter	76

Total minimum lease payments	$264

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

17. Guarantees and Indemnifications

We periodically enter into agreements for the acquisition, contribution or divestiture of assets. These agreements contain indemnification provisions that may provide indemnity for environmental, tax, employment, outstanding litigation, breaches of representations, warranties and covenants, performance of DCP Partners or other liabilities related to the assets being acquired, contributed or divested. Claims may be made by third parties or DCP Partners under these indemnification agreements for various periods of time depending on the nature of the claim. The effective periods on these indemnification provisions generally have terms of one to 15 years, although some are longer. Our maximum potential exposure under these indemnification agreements can vary depending on the nature of the claim and the particular transaction. We are unable to estimate the total maximum potential amount of future payments under indemnification agreements due to several factors, including uncertainty as to whether claims will be made under these indemnities. We have issued guarantees and indemnifications for certain of our consolidated subsidiaries.

18. Supplemental Cash Flow Information

	Year Ended December 31,
	2011	2010	2009
	(millions)
Cash paid for interest, net of capitalized interest	$196	$256	$216
Cash paid for income taxes, net of refunds	$37	$6	$10

Non-cash investing and financing activities:
Distributions payable to members	$95	$77	$71
Property, plant and equipment acquired with accounts payable	$118	$72	$24
Other non-cash additions of property, plant and equipment	$9	$7	$10
Acquisition related contingent consideration	$—	$4	$—

During the years ended December 31, 2011, 2010 and 2009, we received distributions from DCP Partners of $53 million, $45 million and $37 million, respectively, which are eliminated in consolidation.

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

19. Valuation and Qualifying Accounts and Reserves

Our valuation and qualifying accounts and reserves for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Balance at Beginning of Period	Charged to Consolidated Statements of Operations	Charged to Other Accounts (b)	Deductions (c)	Balance at End of Period
	(millions)
December 31, 2011:
Allowance for doubtful accounts	$2	$—	$—	$—	$2
Environmental	15	3	—	(3)	15
Litigation	2	2	—	(1)	3
Other (a)	3	1	—	(3)	1

	$22	$6	$—	$(7)	$21

December 31, 2010:
Allowance for doubtful accounts	$3	$—	$—	$(1)	$2
Environmental	16	3	—	(4)	15
Litigation	6	—	—	(4)	2
Other (a)	1	—	4	(2)	3

	$26	$3	$4	$(11)	$22

December 31, 2009:
Allowance for doubtful accounts	$6	$2	$—	$(5)	$3
Environmental	18	2	—	(4)	16
Litigation	4	2	—	—	6
Other (a)	3	—	—	(2)	1

	$31	$6	$—	$(11)	$26

(a)	Principally consists of other contingency reserves, which are included in other current liabilities.
(b)	Consists of the fair value of contingent consideration recognized in relation to acquisitions and the purchase of an additional interest in a subsidiary.
(c)	Consists of cash payments, collections, reserve reversals, liabilities settled, and the re-measurement of the fair value of contingent consideration.

20. Subsequent Events

We have evaluated subsequent events occurring through February 20, 2012, the date the consolidated financial statements were issued.

On January 26, 2012, the board of directors of DCP Partners’ general partner declared a quarterly distribution of $0.65 per unit, payable on February 14, 2012 to unitholders of record on February 7, 2012.

In January 2012, our board of directors approved an $83 million dividend which was paid in January 2012.

On January 10, 2012, we entered into an agreement to purchase the Odessa Pipeline System from Odessa Fuels, LLC, for a purchase price of $60 million. The Odessa Pipeline System consists of 60 miles of 20-inch

DCP MIDSTREAM, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Years Ended December 31, 2011, 2010 and 2009

pipeline, which will be converted from gas to NGL service and will connect to our Sand Hills Pipeline. The Odessa Pipeline System is expected to be in-service in 2013.

On January 3, 2012, we completed the previously announced contribution of the remaining 49.9% interest in DCP East Texas Holdings, LLC, or East Texas, to DCP Partners, for aggregate consideration of $165 million, subject to certain working capital and other customary purchase price adjustments. The transaction was financed at closing with borrowings under DCP Partners’ term loan and issuance of 727,520 common units. The common units are eligible to receive the 2011 fourth quarter distribution payable on February 14, 2012. We will continue to consolidate East Texas through our ownership of DCP Partners.

On January 3, 2012, DCP Partners entered into a term loan agreement, which expires on January 3, 2014, with Wells Fargo Bank, National Association, SunTrust Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as lenders, or the Lenders. A borrowing of $135 million under the term loan occurred on January 3, 2012 and was used to fund DCP Partners’ acquisition of the remaining 49.9% interest in East Texas.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1	Separation and Distribution Agreement by and between Duke Energy Corporation and Spectra Energy Corp, dated as of December 13, 2006 (filed as Exhibit No. 2.1 to Form 8-K of Spectra Energy Corp on December 15, 2006).

2.2	Reorganization Agreement by and among ConocoPhillips, Duke Capital LLC and DCP Midstream, LLC, dated as of May 26, 2005 (filed as Exhibit No. 10.4 to Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005, File No. 1-4928).

2.2.1	First Amendment to Reorganization Agreement by and among ConocoPhillips, Duke Capital LLC and DCP Midstream, LLC, dated as of June 30, 2005 (filed as Exhibit No. 10.4.1 to Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005).

2.2.2	Second Amendment to Reorganization Agreement by and among ConocoPhillips, Duke Capital LLC and DCP Midstream, LLC, dated as of July 11, 2005 (filed as Exhibit No. 10.4.2 to Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2005).

2.3	Amended and Restated Combination Agreement, dated as of September 20, 2001, among Duke Energy Corporation, 3058368 Nova Scotia Company, 3946509 Canada Inc. and Westcoast Energy Inc. (filed as Exhibit No. 10.7 to Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2001).

2.4	Spectra Energy Support Agreement dated as of January 1, 2007, between Spectra Energy Corp, Duke Energy Canada Call Co. and Duke Energy Canada Exchangeco Inc. (filed as Exhibit No. 2.2 to Form S-3 of Spectra Energy Corp on January 17, 2007).

2.5	Spectra Energy Voting and Exchange Trust Agreement dated as of January 1, 2007, between Spectra Energy Corp, Duke Energy Canada Exchangeco Inc. and Computershare Trust Company, Inc. (filed as Exhibit No. 2.3 to Form S-3 of Spectra Energy Corp on January 17, 2007).

2.6	Plan of Arrangement, as approved by the Supreme Court of British Columbia by final order dated December 15, 2006 (filed as Exhibit No. 2.4 to Form S-3 of Spectra Energy Corp on January 17, 2007).

3.1	Amended and Restated Certificate of Incorporation of Spectra Energy Corp (filed as Exhibit No. 3.1 to Form 8-K of Spectra Energy Corp on December 15, 2006).

3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Spectra Energy Corp (filed as Exhibit No. 3.1 to Form 8-K of Spectra Energy Corp on May 13, 2009).

3.2	Amended and Restated By-laws of Spectra Energy Corp (Amended and Restated as of May 8, 2009) (filed as Exhibit No. 3.2 to Form 8-K of Spectra Energy Corp on May 13, 2009).

4.1	Senior Indenture between Duke Capital Corporation and The Chase Manhattan Bank, dated as of April 1, 1998 (filed as Exhibit No. 4.1 to Form S-3 of Duke Capital Corporation on April 1, 1998, File No. 333-71297).

4.2	First Supplemental Indenture, dated July 20, 1998, between Duke Capital Corporation and The Chase Manhattan Bank (filed as Exhibit No. 4.2 to Form 10-K of Duke Capital Corporation on March 16, 2004).

4.3	Second Supplemental Indenture, dated September 28, 1999, between Duke Capital Corporation and The Chase Manhattan Bank (filed as Exhibit No. 4.3 to Form 10-K of Duke Capital Corporation on March 16, 2004).

4.4	Fifth Supplemental Indenture, dated February 15, 2002, between Duke Capital Corporation and JPMorgan Chase Bank (filed as Exhibit No. 4.6 to Form 10-K of Duke Capital Corporation on March 16, 2004).

Exhibit No.	Exhibit Description

4.5	Ninth Supplemental Indenture, dated February 20, 2004, between Duke Capital Corporation and JPMorgan Chase Bank (filed as Exhibit No. 4.10 to Form 10-K of Duke Capital Corporation on March 16, 2004).

4.6	Eleventh Supplemental Indenture, dated August 19, 2004, between Duke Capital LLC and JPMorgan Chase Bank (filed as Exhibit No. 4.6 to Form S-3 of Spectra Energy Corp and Spectra Energy Capital, LLC on March 26, 2008, File No. 333-141982).

4.7	Twelfth Supplemental Indenture, dated December 14, 2007, among Spectra Energy Capital, LLC, Spectra Energy Corp and The Bank of New York (filed as Exhibit No. 10.1 to Form 8-K of Spectra Energy Corp on December 20, 2007).

4.8	Thirteenth Supplemental Indenture, dated as of April 10, 2008, between Spectra Energy Capital, LLC, Spectra Energy Corp and The Bank of New York Trust Company, N.A. (filed as Exhibit No. 4.1 to Form 8-K on April 10, 2008).

4.9	Fourteenth Supplemental Indenture, dated as of September 8, 2008, between Spectra Energy Capital, LLC, Spectra Energy Corp and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit No. 4.1 to Form 8-K on September 9, 2008).

4.10	Indenture, dated May 14, 2009, between Maritimes & Northeast Pipeline, LLC and Deutsche Bank Trust Company Americas (filed as Exhibit No. 4.1 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2009).

4.11	First Supplemental Indenture, dated May 14, 2009, between Maritimes & Northeast Pipeline, LLC and Deutsche Bank Trust Company Americas (filed as Exhibit No. 4.2 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2009).

4.12	Fifteenth Supplemental Indenture, dated as of August 28, 2009, between Spectra Energy Capital, LLC, Spectra Energy Corp and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit No. 4.1 to Form 8-K on August 28, 2009).

10.1	Tax Matters Agreement by and among Duke Energy Corporation, Spectra Energy Corp, and The Other Spectra Energy Parties, dated as of December 13, 2006 (filed as Exhibit No. 10.1 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2009).

10.2	Employee Matters Agreement by and between Duke Energy Corporation and Spectra Energy Corp, dated as of December 13, 2006 (filed as Exhibit No. 10.3 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2009).

10.2.1	First Amendment to Employee Matters Agreement, dated as of September 28, 2007, by and between Duke Energy Corporation and Spectra Energy Corp (filed as Exhibit No. 10.3.1 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2009).

10.3	Purchase and Sale Agreement, dated as of February 24, 2005, by and between Enterprise GP Holdings LP and DCP Midstream, LLC (filed as Exhibit No. 10.4 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2009).

10.4	Term Sheet Regarding the Restructuring of DCP Midstream, LLC, dated as of February 23, 2005, between Duke Energy Corporation and ConocoPhillips (filed as Exhibit No. 10.26 to Form 10-K of Duke Energy Corporation for the year ended December 31, 2004).

10.5	Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC by and between ConocoPhillips Gas Company and Duke Energy Enterprises Corporation, dated as of July 5, 2005 (filed as Exhibit No. 10.5 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2009).

Exhibit No.	Exhibit Description

*10.5.1	First Amendment, dated August 11, 2006, to Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC, by and between ConocoPhillips Gas Company and Duke Energy Enterprises Corporation.

*10.5.2	Second Amendment, dated February 1, 2007, to Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC, by and between ConocoPhillips Gas Company and Spectra Energy DEFS Holding, LLC and Spectra Energy DEFS Holding Corp.

*10.5.3	Third Amendment, dated April 30, 2009, to Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC, by and between ConocoPhillips Gas Company and Spectra Energy DEFS Holding, LLC and Spectra Energy DEFS Holding Corp.

*10.5.4	Fourth Amendment, dated November 9, 2010, to Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC, by and between ConocoPhillips Gas Company and Spectra Energy DEFS Holding, LLC and Spectra Energy DEFS Holding Corp.

10.6	Limited Liability Company Agreement of Gulfstream Management & Operating Services, LLC, dated as of February 1, 2001, between Duke Energy Gas Transmission Corporation and Williams Gas Pipeline Company (filed as Exhibit No. 10.18 to Form 10-K of Duke Energy Corporation for the year ended December 31, 2002).

10.7	Loan Agreement, dated as of February 25, 2005, between DCP Midstream, LLC and Duke Capital LLC (filed as Exhibit No. 10.6 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2009).

+10.8	Spectra Energy Corp Directors’ Savings Plan (filed as Exhibit No. 10.1 to Form 8-K of Spectra Energy Corp on December 22, 2006).

+10.8.1	Fourth Amendment, dated February 22, 2010, to Spectra Energy Corp Directors’ Savings Plan (filed as Exhibit No 10.1 to Form 10-Q of Spectra Energy Corp for the quarter ended March 31, 2010).

+10.8.2	Fifth Amendment, dated December 6, 2010, to Spectra Energy Corp Directors’ Savings Plan (filed as Exhibit No 10.8 to Form 10-K of Spectra Energy Corp for the year ended December 31, 2010).

+10.9	Spectra Energy Corp Executive Savings Plan (filed as Exhibit No. 10.2 to Form 8-K of Spectra Energy Corp on December 22, 2006).

+10.9.1	Fourth Amendment, dated February 22, 2010, to Spectra Energy Corp Executive Savings Plan (filed as Exhibit No 10.2 to Form 10-Q of Spectra Energy Corp for the quarter ended March 31, 2010).

+10.9.2	Fifth Amendment, dated December 6, 2010, to Spectra Energy Corp Executive Savings Plan (filed as Exhibit No 10.9.2 to Form 10-K of Spectra Energy Corp for the year ended December 31, 2010).

+10.10	Spectra Energy Corp Executive Cash Balance Plan (filed as Exhibit No. 10.3 to Form 8-K of Spectra Energy Corp on December 22, 2006).

+10.10.1	Third Amendment, dated December 8, 2009, to Spectra Energy Corp Executive Cash Balance Plan (filed as Exhibit 10.10.1 to Form 10-K of Spectra Energy Corp for the year ended December 31, 2009).

+10.10.2	Fourth Amendment, dated December 6, 2010, to Spectra Energy Corp Executive Cash Balance Plan (filed as Exhibit No 10.10.2 to Form 10-K of Spectra Energy Corp for the year ended December 31, 2010).

*+10.11	Form of Change in Control Agreement (U.S.).

*+10.12	Form of Change in Control Agreement (Canada).

Exhibit No.	Exhibit Description

+10.13	Form of Non-Qualified Stock Option Agreement pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.18 to Form 10-K of Spectra Energy Corp for the year ended December 31, 2006).

+10.14	Form of Phantom Stock Award Agreement pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.19 to Form 10-K of Spectra Energy Corp for the year ended December 31, 2006).

10.15	Support Agreement among Spectra Energy Midstream Holdco Management Partnership, Spectra Energy Income Fund and Spectra Energy Commercial Trust, dated March 4, 2008 (filed as Exhibit No. 10.1 to Form 10-Q of Spectra Energy Corp for the quarter ended March 31, 2008).

+10.16	Form of Phantom Stock Award Agreement pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.1 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2008).

+10.17	Form of Performance Award Agreement pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit 10.2 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2008).

+10.18	Form of Phantom Stock Award Agreement (2010) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit 10.19 to Form 10-K of Spectra Energy Corp for the year ended December 31, 2009).

+10.19	Form of Performance Award Agreement (2010) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit 10.20 to Form 10-K of Spectra Energy Corp for the year ended December 31, 2009).

+10.20	Form of Retention Stock Award Agreement (2010) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No 10.1 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2010).

+10.21	Spectra Energy Corp 2007 Long-Term Incentive Plan, as amended and restated (filed as Exhibit No. 10.1 to Form 8-K of Spectra Energy Corp on April 22, 2011).

+10.22	Spectra Energy Corp Executive Short-Term Incentive Plan, as amended and restated (filed as Exhibit No. 10.2 to Form 8-K of Spectra Energy Corp on April 22, 2011).

+10.23	Form of Phantom Stock Award Agreement (2011) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.3 to Form 10-Q of Spectra Energy Corp on May 5, 2011).

+10.24	Form of Performance Award Agreement (cash) (2011) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.4 to Form 10-Q of Spectra Energy Corp on May 5, 2011).

+10.25	Form of Performance Award Agreement (stock) (2011) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.5 to Form 10-Q of Spectra Energy Corp on May 5, 2011).

10.26	Acknowledgement and Waiver Agreement, dated as of September 6, 2011, by and among ConocoPhillips, ConocoPhillips Gas Company, Spectra Energy Corp, Spectra Energy DEFS Holding, LLC and Spectra Energy DEFS Holding Corp (filed as Exhibit No. 10.1 to Form 8-K of Spectra Energy Corp on September 12, 2011).

10.27	Credit Agreement, dated as of October 18, 2011, among Spectra Energy Capital, LLC, as Borrower, Spectra Energy Corp, as Parent, the Initial Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit No. 10.1 to Form 8-K of Spectra Energy Corp on October 20, 2011).

Exhibit No.	Exhibit Description

*12.1	Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Independent Auditors.

*24.1	Power of Attorney.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

+	Denotes management contract or compensatory plan or arrangement.
*	Filed herewith.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.