Form 10-Q
period 2012-03-31
Spectra Energy Corp.
filed 2012-05-09
CIK 1373835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Number of shares of Common Stock, $0.001 par value, outstanding as of March 31, 2012: 652,738,453

SPECTRA ENERGY CORP

FORM 10-Q FOR THE QUARTER ENDED

March 31, 2012

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

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

	Three Months Ended March 31,
	2012	2011
Operating Revenues
Transportation, storage and processing of natural gas	$831	$791
Distribution of natural gas	505	607
Sales of natural gas liquids	149	177
Other	59	37

Total operating revenues	1,544	1,612

Operating Expenses
Natural gas and petroleum products purchased	433	485
Operating, maintenance and other	321	314
Depreciation and amortization	184	175
Property and other taxes	88	85

Total operating expenses	1,026	1,059

Gains on Sales of Other Assets and Other, net	1	4

Operating Income	519	557

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	118	106
Other income and expenses, net	16	6

Total other income and expenses	134	112

Interest Expense	157	155

Earnings From Continuing Operations Before Income Taxes	496	514
Income Tax Expense From Continuing Operations	137	139

Income From Continuing Operations	359	375
Income From Discontinued Operations, net of tax	2	7

Net Income	361	382
Net Income—Noncontrolling Interests	28	25

Net Income—Controlling Interests	$333	$357

Common Stock Data
Weighted-average shares outstanding
Basic	652	649
Diluted	655	651
Earnings per share from continuing operations
Basic and Diluted	$0.51	$0.54
Earnings per share
Basic and Diluted	$0.51	$0.55
Dividends per share	$0.28	$0.26

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Net Income	$361	$382
Other comprehensive income
Foreign currency translation adjustments	162	191
Unrealized mark-to-market net gain on hedges	—	1
Reclassification of cash flow hedges into earnings	2	3
Pension and benefits impact	5	8
Other	—	8

Total Comprehensive Income, net of tax	530	593
Less: Comprehensive Income—Noncontrolling Interests	30	28

Comprehensive Income—Controlling Interests	$500	$565

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2012	December 31, 2011
ASSETS

Current Assets
Cash and cash equivalents	$105	$174
Receivables, net	816	962
Inventory	258	393
Other	258	235

Total current assets	1,437	1,764

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	2,090	2,064
Goodwill	4,492	4,420
Other	519	530

Total investments and other assets	7,101	7,014

Property, Plant and Equipment
Cost	24,575	23,932
Less accumulated depreciation and amortization	5,897	5,674

Net property, plant and equipment	18,678	18,258

Regulatory Assets and Deferred Debits	1,143	1,102

Total Assets	$28,359	$28,138

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per-share amounts)

	March 31, 2012	December 31, 2011
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$408	$498
Short-term borrowings and commercial paper	1,031	1,052
Taxes accrued	87	82
Interest accrued	165	178
Current maturities of long-term debt	1,021	525
Other	557	766

Total current liabilities	3,269	3,101

Long-term Debt	9,749	10,146

Deferred Credits and Other Liabilities
Deferred income taxes	4,062	3,940
Regulatory and other	1,797	1,797

Total deferred credits and other liabilities	5,859	5,737

Commitments and Contingencies

Preferred Stock of Subsidiaries	258	258

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 653 million and 651 million shares outstanding at March 31, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	4,822	4,814
Retained earnings	2,125	1,977
Accumulated other comprehensive income	1,440	1,273

Total controlling interests	8,388	8,065
Noncontrolling interests	836	831

Total equity	9,224	8,896

Total Liabilities and Equity	$28,359	$28,138

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$361	$382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187	178
Deferred income tax expense	74	109
Equity in earnings of unconsolidated affiliates	(118)	(106)
Distributions received from unconsolidated affiliates	114	104
Other	(72)	55

Net cash provided by operating activities	546	722

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(343)	(329)
Investments in and loans to unconsolidated affiliates	—	(4)
Acquisitions	(30)	—
Purchases of held-to-maturity securities	(861)	(214)
Proceeds from sales and maturities of held-to-maturity securities	734	186
Purchases of available-for-sale securities	—	(548)
Proceeds from sales and maturities of available-for-sale securities	14	576
Distributions received from unconsolidated affiliates	5	—
Other changes in restricted funds	79	(10)
Other	—	11

Net cash used in investing activities	(402)	(332)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	—	(36)
Net decrease in short-term borrowings and commercial paper	(26)	(182)
Net increase in revolving credit facilities borrowings	—	13
Distributions to noncontrolling interests	(27)	(23)
Dividends paid on common stock	(185)	(170)
Other	24	16

Net cash used in financing activities	(214)	(382)

Effect of exchange rate changes on cash	1	2

Net increase (decrease) in cash and cash equivalents	(69)	10
Cash and cash equivalents at beginning of period	174	130

Cash and cash equivalents at end of period	$105	$140

Supplemental Disclosures
Property, plant and equipment noncash accruals	$157	$112

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
				Foreign Currency Translation Adjustments	Other	Noncontrolling Interests	Total
December 31, 2011	$1	$4,814	$1,977	$1,832	$(559)	$831	$8,896
Net income	—	—	333	—	—	28	361
Other comprehensive income	—	—	—	160	7	2	169
Dividends on common stock	—	—	(185)	—	—	—	(185)
Stock-based compensation	—	(1)	—	—	—	—	(1)
Distributions to noncontrolling interests	—	—	—	—	—	(25)	(25)
Spectra Energy common stock issued	—	9	—	—	—	—	9

March 31, 2012	$1	$4,822	$2,125	$1,992	$(552)	$836	$9,224

December 31, 2010	$1	$4,726	$1,487	$2,010	$(415)	$678	$8,487
Net income	—	—	357	—	—	25	382
Other comprehensive income	—	—	—	188	20	3	211
Dividends on common stock	—	—	(170)	—	—	—	(170)
Stock-based compensation	—	14	—	—	—	—	14
Distributions to noncontrolling interests	—	—	—	—	—	(23)	(23)

March 31, 2011	$1	$4,740	$1,674	$2,198	$(395)	$683	$8,901

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

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our majority-owned subsidiaries. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, primarily in our gas distribution operations, as well as changing commodity prices on certain of our processing operations and other factors.

During the third quarter of 2011, we identified errors in our previously issued Condensed Consolidated Statements of Cash Flows related to the accounting for rollovers of outstanding borrowings under our revolving bank credit facilities. These rollovers, which are extensions of borrowings beyond their scheduled due dates that did not involve the exchange of cash, were previously accounted for as cash activities and resulted in the overstatement of both Proceeds from the Issuance of Long-Term Debt and Payments for the Redemption of Long-Term Debt for the three months ended March 31, 2011. Cash and Cash Equivalents and Net Cash Used In Financing Activities as previously reported are not affected by the errors. We evaluated materiality from both a qualitative and a quantitative perspective and concluded that the errors are immaterial to our previously issued Condensed Consolidated Statements of Cash Flows.

In addition to making this correction, effective the third quarter of 2011, we elected to present cash borrowings and repayments under our revolving bank credit facilities on a net basis for all periods presented as Net Increase in Revolving Credit Facilities Borrowings. As these periodic borrowings and repayments are generally of significant amounts and had terms of 90 days or less, we believe our current presentation provides users with more meaningful and relevant information about our long-term debt financing activities.

The correction and change in presentation reflected on the Condensed Consolidated Statement of Cash Flows are as follows:

	Proceeds From the Issuance of Long-Term Debt	Payments For the Redemption of Long-Term Debt
	(in millions)
Three Months Ended March 31, 2011
As previously reported	$919	$(942)
Less non-cash activity	(896)	896

As corrected	23	(46)
Less revolving credit facility activity	(23)	10

Long-term debt activity	$—	$(36)

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

Our chief operating decision maker regularly reviews financial information about each of these segments in deciding how to allocate resources and evaluate performance. There is no aggregation of segments within our reportable business segments.

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

Field Services gathers, processes, treats, compresses, transports and stores natural gas. In addition, this segment also fractionates, transports, gathers, treats, processes, stores, markets and trades NGLs. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by Phillips 66. DCP Midstream gathers raw natural gas through gathering systems located in nine major conventional and non-conventional natural gas producing regions: Mid-Continent, Rocky Mountain, East Texas-North Louisiana, Barnett Shale, Gulf Coast, South Texas, Central Texas, Antrim Shale and Permian Basin. DCP Midstream has a 27% ownership interest in DCP Midstream Partners, LP (DCP Partners), a master limited partnership.

During the third quarter of 2011, ConocoPhillips announced plans to separate its business into two stand-alone publicly traded companies. ConocoPhillips’ 50% ownership interest in DCP Midstream was transferred to the new downstream company, Phillips 66, on May 1, 2012. DCP Midstream does not anticipate that the change in ownership will have a material impact on its operations.

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

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues (a)	Segment EBIT/ Consolidated Earnings from Continuing Operations before Income Taxes (a)
		(in millions)
Three Months Ended March 31, 2012
U.S. Transmission	$493	$2	$495	$271
Distribution	597	—	597	151
Western Canada Transmission & Processing	453	13	466	138
Field Services	—	—	—	93

Total reportable segments	1,543	15	1,558	653
Other	1	20	21	(29)
Eliminations	—	(35)	(35)	—
Interest expense	—	—	—	157
Interest income and other (b)	—	—	—	29

Total consolidated	$1,544	$—	$1,544	$496

Three Months Ended March 31, 2011
U.S. Transmission	$481	$2	$483	$279
Distribution	696	—	696	167
Western Canada Transmission & Processing	433	6	439	141
Field Services	—	—	—	81

Total reportable segments	1,610	8	1,618	668
Other	2	15	17	(24)
Eliminations	—	(23)	(23)	—
Interest expense	—	—	—	155
Interest income and other (b)	—	—	—	25

Total consolidated	$1,612	$—	$1,612	$514

(a)	Excludes amounts associated with entities included in discontinued operations.
(b)	Includes foreign currency transaction gains and losses and the add-back of noncontrolling interests related to segment EBIT.

3. Regulatory Matters

Union Gas. Since 2012 is the final year in Union Gas’ current multi-year incentive regulation framework, Union Gas filed an application with the OEB in November 2011 to set their distribution rates effective January 1, 2013. Union Gas plans to file their application for a new multi-year incentive regulation framework after receiving the OEB decision on their 2013 rate application. The OEB decision on Union Gas’ rate application is expected in late 2012.

4. Income Taxes

Income tax expense from continuing operations for the three months ended March 31, 2012 was $137 million, compared to $139 million for the same period in 2011. The lower income tax expense resulted from lower earnings from continuing operations and a lower Canadian effective tax rate, substantially offset by favorable tax adjustments in the first quarter of 2011.

The effective tax rate for income from continuing operations for the three months ended March 31, 2012 was 28%, compared to 27% for the same period in 2011. The lower effective tax rate in the first quarter of 2011 was primarily due to favorable tax adjustments.

No material net change in uncertain tax benefits was recognized during the three months ended March 31, 2012. No material increases or decreases in uncertain tax benefits are expected to occur in the next 12 months.

5. Discontinued Operations

Discontinued operations is mostly comprised of the net effects of a settlement arrangement related to prior liquefied natural gas contracts. See Note 8 for further discussion.

The following table summarizes results classified as Income From Discontinued Operations, Net of Tax in the accompanying Condensed Consolidated Statements of Operations:

	Revenues	Pre-tax Earnings	Income Tax Expense	Income From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended March 31, 2012
Other	$57	$3	$1	$2

Total consolidated	$57	$3	$1	$2

Three Months Ended March 31, 2011
Other	$84	$10	$3	$7

Total consolidated	$84	$10	$3	$7

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

Weighted-average shares used to calculate diluted EPS includes the effect of certain options and restricted stock awards. Certain other options related to approximately five million shares for the three months ended March 31, 2011 were not included in the calculation of diluted EPS because the option exercise prices were greater than the average market price of the shares during these periods.

The following table presents our basic and diluted EPS calculations:

	Three Months Ended March 31,
	2012	2011
	(in millions, except per-share amounts)
Income from continuing operations, net of tax—controlling interests	$331	$350
Income from discontinued operations, net of tax—controlling interests	2	7

Net income—controlling interests	$333	$357

Weighted-average common shares, outstanding
Basic	652	649
Diluted	655	651
Basic and diluted earnings per common share (a)
Continuing operations	$0.51	$0.54
Discontinued operations, net of tax	—	0.01

Total basic and diluted earnings per common share	$0.51	$0.55

(a)	Quarterly earnings-per-share amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding.

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

	March 31, 2012	December 31, 2011
	(in millions)
Natural gas	$137	$263
NGLs	46	58
Materials and supplies	75	72

Total inventory	$258	$393

8. Investments in and Loans to Unconsolidated Affiliates

Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Operating revenues	$2,902	$2,929
Operating expenses	2,694	2,755
Operating income	208	174
Net income	155	125
Net income attributable to members’ interests	144	133

DCP Midstream recorded gains on sales of common units of DCP Partners to equity in the first quarters of 2012 and 2011. Our proportionate 50% share, totaling $21 million and $14 million, respectively, was recorded in Equity in Earnings of Unconsolidated Affiliates in the Condensed Consolidated Statements of Operations.

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

Sales of propane to affiliates of DCP Midstream are as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Sales of propane	$57	$84

9. Marketable Securities and Restricted Funds

We routinely invest excess cash and various restricted balances in securities such as commercial paper, bankers acceptances, corporate debt securities, treasury bills and money market funds in the United States and Canada. We do not purchase marketable securities for speculative purposes, nor do we routinely sell marketable securities prior to their scheduled maturity dates. Therefore, we do not have any securities classified as trading securities. A portion of our investments of restricted funds, primarily insurance-related funds, are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to unexpected cash needs. Initial investments in securities are classified as purchases of the respective type of securities (available-for-sale (AFS) marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.

AFS Securities. We had no restricted AFS securities classified as Current Assets—Other as of March 31, 2012 and $14 million as of December 31, 2011, and $3 million as of March 31, 2012 and December 31, 2011 classified as Investments and Other Assets—Other. These restricted funds are related to insurance.

During 2010, we invested a portion of the proceeds from Spectra Energy Partners’ issuance of common units to the public in AFS marketable securities. These investments were pledged as collateral against Spectra Energy Partners’ term loan. Spectra Energy Partners’ term loan was repaid in June 2011 and the related investments were liquidated.

At March 31, 2012, the weighted-average contractual maturity of outstanding AFS securities was less than one year.

There were no gross unrealized holding gains or losses associated with investments in AFS securities at March 31, 2012 or December 31, 2011. Estimated fair values of AFS securities follow:

	Estimated Fair Value
	March 31, 2012	December 31, 2011
	(in millions)
Corporate debt securities	$18	$18
Canadian government securities	—	14
Money market funds	3	3

Total available-for-sale investments	$21	$35

HTM Securities. HTM marketable securities, totaling $266 million as of March 31, 2012 and $162 million as of December 31, 2011, are classified as Investments and Other Assets—Other, and $28 million as of March 31, 2012 are classified as Current Assets—Other. These securities are restricted funds pursuant to certain Maritimes & Northeast Pipeline Limited Partnership (M&N LP) debt agreements. These funds, plus future cash from operations that would otherwise be available for distribution to the partners of M&N LP, are placed in escrow until the balance in escrow is sufficient to fund all future debt service on the M&N LP notes. The notes payable, totaling $208 million as of March 31, 2012, have semi-annual interest and principal payments and are due in 2019.

At March 31, 2012, the weighted-average contractual maturity of outstanding HTM securities was less than one year.

There were no gross unrecognized holding gains or losses associated with investments in HTM securities at March 31, 2012 or December 31, 2011. Estimated fair values of HTM securities follow:

	Estimated Fair Value
	March 31, 2012	December 31, 2011
	(in millions)
Canadian government securities	$143	$107
Bankers acceptance notes	151	55

Total held-to-maturity investments	$294	$162

Other Restricted Funds. In addition to the AFS and HTM securities described above, we had restricted funds totaling $37 million at March 31, 2012 and $35 million at December 31, 2011 classified as Current Assets—Other, and $79 million at December 31, 2011 classified as Investments and Other Assets—Other. These restricted funds are primarily related to additional amounts for the M&N LP debt service requirements.

Changes in restricted balances are presented with Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.

10. Debt and Credit Facilities

Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Total Credit Facilities Capacity	Outstanding at March 31, 2012			Available Credit Facilities Capacity
			Commercial Paper	Letters of Credit	Total
		(in millions)
Spectra Energy Capital, LLC (a)
Multi-year syndicated	2016	$1,500	$836	$6	$842	$658
Westcoast Energy Inc. (b)
Multi-year syndicated	2016	300	—	—	—	300
Union Gas (c)
Multi-year syndicated	2016	401	155	—	155	246
Spectra Energy Partners (d)
Multi-year syndicated	2016	700	40	—	40	660

Total		$2,901	$1,031	$6	$1,037	$1,864

(a)	Credit facility contains a covenant requiring our consolidated debt-to-total capitalization ratio, as defined in the agreement, to not exceed 65%. This ratio was 58% at March 31, 2012.

(b)	U.S. dollar equivalent at March 31, 2012. The credit facility is 300 million Canadian dollars and contains a covenant that requires the Westcoast non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 45% at March 31, 2012.
(c)	U.S. dollar equivalent at March 31, 2012. The credit facility is 400 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 66% at March 31, 2012.
(d)	Credit facility contains a covenant that requires Spectra Energy Partners to maintain a ratio of total Debt-to-Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 of less. As of March 31, 2012, this ratio was 2.7. Adjusted EBITDA is a non-GAAP measure. Because Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in our industry, Spectra Energy Partners’ definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA should not be considered an alternative to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP.

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amounts available under the credit facilities. As of March 31, 2012, there were no revolving borrowings outstanding.

Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2012, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

As noted above, the terms of our Spectra Energy Capital, LLC (Spectra Capital) credit agreement require our consolidated debt-to-total capitalization ratio, as defined in the agreement, to be 65% or lower. Per the terms of the new agreement, collateralized debt and Spectra Energy Partners’ debt and equity are excluded in the calculation of the ratio. This ratio was 58% at March 31, 2012.

11. Fair Value Measurements

The following table presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	March 31, 2012
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$61	$—	$61	$—
Corporate debt securities	Current assets—other	12	—	12	—
Derivative assets—interest rate swaps	Current assets—other	10	—	10	—
Corporate debt securities	Investments and other assets—other	6	—	6	—
Derivative assets—interest rate swaps	Investments and other assets—other	45	—	45	—
Money market funds	Investments and other assets—other	3	3	—	—

Total Assets		$137	$3	$134	$—

Derivative liabilities—natural gas purchase contracts	Current liabilities— other	$1	$—	$—	$1
Derivative liabilities—natural gas purchase contracts	Deferred credits and other liabilities—regulatory and other	14	—	—	14
Derivative liabilities—interest rate swaps	Deferred credits and other liabilities—regulatory and other	16	—	16	—

Total Liabilities		$31	$—	$16	$15

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2011
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$49	$—	$49	$—
Canadian government securities	Current assets—other	14	14	—	—
Corporate debt securities	Current assets—other	2	—	2	—
Corporate debt securities	Investments and other assets—other	16	—	16	—
Derivative assets—interest rate swaps	Investments and other assets—other	66	—	66	—
Money market funds	Investments and other assets—other	3	3	—	—

Total Assets		$150	$17	$133	$—

Derivative liabilities—natural gas purchase contracts	Current liabilities—other	$1	$—	$—	$1
Derivative liabilities—natural gas purchase contracts	Deferred credits and other liabilities—regulatory and other	13	—	—	13
Derivative liabilities—interest rate swaps	Deferred credits and other liabilities—regulatory and other	16	—	16	—

Total Liabilities		$30	$—	$16	$14

The following table presents changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Long-term derivative assets (liabilities)
Fair value, beginning of period	$(14)	$(6)
Total realized/unrealized gains (losses):
Included in earnings	1	(1)
Included in other comprehensive income	(2)	1

Fair value, end of period	$(15)	$(6)

Total gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets/liabilities held at the end of the period	$1	$3

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

For interest rate swaps, we utilize data obtained from a third-party source for the determination of fair value. Both the future cash flows for the fixed-leg and floating-leg of our swaps are discounted to present value. In addition, credit default swap rates are used to develop the adjustment for credit risk embedded in our positions. We believe that since some of the inputs and assumptions for the calculations of fair value are derived from observable market data, a Level 2 classification is appropriate.

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

	March 31, 2012		December 31, 2011
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	10,709	12,470	10,600	12,398

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.
(b)	Excludes unamortized items and a fair value hedge carrying value adjustment.

The fair values of our note receivable-noncurrent and long-term debt are determined based on market-based prices as described in the Level 2 valuation technique described above.

The fair values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, accounts payable, short-term borrowings and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

During the 2012 and 2011 periods, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

12. Risk Management and Hedging Activities

We are exposed to the impact of market fluctuations in the prices of NGLs and natural gas purchased as a result of our investment in DCP Midstream, and the ownership of NGL marketing operations in western Canada and the processing plants associated with our U.S. pipeline assets. Exposure to interest rate risk exists as a result of the issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from our Canadian operations. We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, primarily around interest rate exposures.

DCP Midstream manages their direct exposure to market prices separate from Spectra Energy, and utilizes various risk management strategies, including the use of commodity derivatives.

At March 31, 2012, we had “pay floating—receive fixed” interest rate swaps outstanding with a total notional principal amount of $2,100 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Other than interest rate swaps described above, we did not have any significant derivatives outstanding during the three months ended March 31, 2012.

13. Commitments and Contingencies

Environmental

We are subject to various U.S. federal, state and local laws and regulations, as well as Canadian federal and provincial laws, regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These laws and regulations can change from time to time, imposing new obligations on us.

Like others in the energy industry, we and our affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of our ongoing operations, sites formerly owned or used by us, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state/provincial and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, we or our affiliates could potentially be held responsible for contamination caused by other parties. In some instances, we may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliated operations.

Included in Deferred Credits and Other Liabilities—Regulatory and Other on the Condensed Consolidated Balance Sheets are undiscounted liabilities related to extended environmental-related activities totaling $15 million at March 31, 2012 and $16 million as of December 31, 2011. These liabilities represent provisions for costs associated with remediation activities at some of our current and former sites, as well as other environmental contingent liabilities.

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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of March 31, 2012 or December 31, 2011 related to litigation.

Other Commitments and Contingencies

See Note 14 for a discussion of guarantees and indemnifications.

14. Guarantees and Indemnifications

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

We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-100%-owned entities. In connection with our spin-off from Duke Energy Corporation (Duke Energy) in 2007, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of March 31, 2012 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these outstanding performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.

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

Westcoast Energy Inc. (Westcoast), a 100%-owned subsidiary, has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. Those guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt agreements, purchase contracts and leases. Certain guarantees that were previously issued by Westcoast for obligations of entities that remained a part of Duke Energy are considered guarantees of third party performance; however, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements.

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

As of March 31, 2012, the amounts recorded for the guarantees and indemnifications, described above, including the indemnifications by Duke Energy to us, are not material, both individually and in the aggregate.

15. Employee Benefit Plans

Retirement Plans. We have a qualified non-contributory defined benefit (DB) retirement plan for U.S. employees and non-qualified, non-contributory, unfunded defined benefit plans which cover certain current and former U.S. executives. Our Westcoast subsidiary maintains qualified and non-qualified, contributory and non-contributory, DB and defined contribution (DC) retirement plans covering substantially all employees of our Canadian operations.

Our policy is to fund our retirement plans, where applicable, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions of $6 million to our U.S. retirement plans in the three-month period ended March 31, 2012 and $5 million for the same period in 2011. We made total contributions to the Canadian DC and qualified DB plans of $17 million during both of the three-month periods ended March 31, 2012 and 2011. We anticipate that we will make total contributions of approximately $25 million to the U.S. plans and approximately $105 million to the Canadian plans in 2012.

Qualified and Non-Qualified Pension Plans—Components of Net Periodic Pension Cost

	Three Months Ended March 31,
	2012	2011
	(in millions)
U.S.
Service cost benefit earned	$3	$3
Interest cost on projected benefit obligation	6	6
Expected return on plan assets	(8)	(8)
Amortization of loss	4	3

Net periodic pension cost	$5	$4

Canada
Service cost benefit earned	$7	$5
Interest cost on projected benefit obligation	13	14
Expected return on plan assets	(15)	(12)
Amortization of loss	9	6

Net periodic pension cost	$14	$13

Other Post-Retirement Benefit Plans. We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

Other Post-Retirement Benefit Plans—Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2012	2011
	(in millions)
U.S.
Interest cost on accumulated post-retirement benefit obligation	$3	$3
Expected return on plan assets	(1)	(1)

Net periodic other post-retirement benefit cost	$2	$2

Canada
Service cost benefit earned	$2	$1
Interest cost on accumulated post-retirement benefit obligation	2	2

Net periodic other post-retirement benefit cost	$4	$3

Retirement/Savings Plan

We have employee savings plans available to both U.S. and Canadian employees. Employees may participate in a matching contribution formula where we provide a matching contribution up to 100% of before tax employee contributions, of up to 6% of eligible pay per pay period for U.S. employees and up to 5% of eligible pay per pay period for Canadian employees. We expensed pre-tax employer matching contributions of $4 million in both of the three months ended March 31, 2012 and 2011 for U.S employees, and $3 million in both of the three months ended March 31, 2012 and 2011 for Canadian employees.

16. Consolidating Financial Information

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

Spectra Energy Corp

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2012

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total operating revenues	$—	$—	$1,545	$(1)	$1,544
Total operating expenses	2	—	1,025	(1)	1,026
Gains on sales of other assets and other, net	—	—	1	—	1

Operating income (loss)	(2)	—	521	—	519
Equity in earnings of unconsolidated affiliates	—	—	118	—	118
Equity in earnings of subsidiaries	329	486	—	(815)	—
Other income and expenses, net	(1)	—	17	—	16
Interest expense	—	48	109	—	157

Earnings from continuing operations before income taxes	326	438	547	(815)	496
Income tax expense (benefit) from continuing operations	(7)	109	35	—	137

Income from continuing operations	333	329	512	(815)	359
Income from discontinued operations, net of tax	—	—	2	—	2

Net income	333	329	514	(815)	361
Net income—noncontrolling interests	—	—	28	—	28

Net income—controlling interests	$333	$329	$486	$(815)	$333

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

Spectra Energy Corp

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2012

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$333	$329	$514	$(815)	$361
Other comprehensive income
Foreign currency translation adjustments	—	—	162	—	162
Reclassification of cash flow hedges into earnings	—	1	1	—	2
Pension and benefits impact	4	—	1	—	5

Total Comprehensive income, net of tax	337	330	678	(815)	530
Less: Comprehensive income—noncontrolling interests	—	—	30	—	30

Comprehensive income—controlling interests	$337	$330	$648	$(815)	$500

Spectra Energy Corp

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2011

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$357	$359	$535	$(869)	$382
Other comprehensive income
Foreign currency translation adjustments	—	—	191	—	191
Unrealized mark-to-market net gain	—	—	1	—	1
Reclassification of cash flow hedges into earnings	—	—	3	—	3
Pension and benefits impact	2	—	6	—	8
Other	—	—	8	—	8

Total Comprehensive income, net of tax	359	359	744	(869)	593
Less: Comprehensive income—noncontrolling interests	—	—	28	—	28

Comprehensive income—controlling interests	$359	$359	$716	$(869)	$565

Spectra Energy Corp

Condensed Consolidating Balance Sheet

March 31, 2012

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2	$103	$—	$105
Receivables (payables)—consolidated subsidiaries	17	(21)	4	—	—
Receivables—other	2	2	812	—	816
Other current assets	35	12	469	—	516

Total current assets	54	(5)	1,388	—	1,437
Investments in and loans to unconsolidated affiliates	—	71	2,019	—	2,090
Investments in consolidated subsidiaries	12,242	15,475	—	(27,717)	—
Advances receivable (payable)—consolidated subsidiaries	(3,742)	4,238	94	(590)	—
Goodwill	—	—	4,492	—	4,492
Other assets	36	84	399	—	519
Property, plant and equipment, net	—	—	18,678	—	18,678
Regulatory assets and deferred debits	1	15	1,127	—	1,143

Total Assets	$8,591	$19,878	$28,197	$(28,307)	$28,359

Accounts payable—other	$7	$80	$321	$—	$408
Short-term borrowings and commercial paper	—	1,426	195	(590)	1,031
Accrued taxes payable (receivable)	(29)	27	89	—	87
Current maturities of long-term debt	—	495	526	—	1,021
Other current liabilities	40	61	621	—	722

Total current liabilities	18	2,089	1,752	(590)	3,269
Long-term debt	—	2,804	6,945	—	9,749
Deferred credits and other liabilities	185	2,743	2,931	—	5,859
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	8,388	12,242	15,475	(27,717)	8,388
Noncontrolling interests	—	—	836	—	836

Total equity	8,388	12,242	16,311	(27,717)	9,224

Total Liabilities and Equity	$8,591	$19,878	$28,197	$(28,307)	$28,359

Spectra Energy Corp

Condensed Consolidating Balance Sheet

December 31, 2011

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2	$172	$—	$174
Receivables (payables)—consolidated subsidiaries	—	(1)	1	—	—
Receivables—other	—	—	962	—	962
Other current assets	57	5	566	—	628

Total current assets	57	6	1,701	—	1,764
Investments in and loans to unconsolidated affiliates	—	70	1,994	—	2,064
Investments in consolidated subsidiaries	11,720	14,884	—	(26,604)	—
Advances receivable (payable)—consolidated subsidiaries	(3,534)	4,116	10	(592)	—
Goodwill	—	—	4,420	—	4,420
Other assets	42	105	383	—	530
Property, plant and equipment, net	—	—	18,258	—	18,258
Regulatory assets and deferred debits	1	15	1,086	—	1,102

Total Assets	$8,286	$19,196	$27,852	$(27,196)	$28,138

Accounts payable—other	$3	$62	$433	$—	$498
Short-term borrowings and commercial paper	—	1,343	301	(592)	1,052
Accrued taxes payable (receivable)	(46)	2	126	—	82
Current maturities of long-term debt	—	—	525	—	525
Other current liabilities	76	75	793	—	944

Total current liabilities	33	1,482	2,178	(592)	3,101
Long-term debt	—	3,311	6,835	—	10,146
Deferred credits and other liabilities	188	2,683	2,866	—	5,737
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	8,065	11,720	14,884	(26,604)	8,065
Noncontrolling interests	—	—	831	—	831

Total equity	8,065	11,720	15,715	(26,604)	8,896

Total Liabilities and Equity	$8,286	$19,196	$27,852	$(27,196)	$28,138

Spectra Energy Corp

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2012

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$333	$329	$514	$(815)	$361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	187	—	187
Equity in earnings of unconsolidated affiliates	—	—	(118)	—	(118)
Equity in earnings of subsidiaries	(329)	(486)	—	815	—
Distributions received from unconsolidated affiliates	—	—	114	—	114
Other	(55)	94	(37)	—	2

Net cash provided by (used in) operating activities	(51)	(63)	660	—	546

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(343)	—	(343)
Acquisitions	—	—	(30)	—	(30)
Purchases of held-to-maturity securities	—	—	(861)	—	(861)
Proceeds from sales and maturities of held-to-maturity securities	—	—	734	—	734
Proceeds from sales and maturities of available-for-sale securities	—	—	14	—	14
Distributions received from unconsolidated affiliates	—	—	5	—	5
Other changes in restricted funds	—	—	79	—	79

Net cash used in investing activities	—	—	(402)	—	(402)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings and commercial paper	—	85	(111)	—	(26)
Distributions to noncontrolling interests	—	—	(27)	—	(27)
Dividends paid on common stock	(185)	—	—	—	(185)
Distributions and advances from (to) affiliates	213	(22)	(191)	—	—
Other	23	—	1	—	24

Net cash provided by (used in) financing activities	51	63	(328)	—	(214)

Effect of exchange rate changes on cash	—	—	1	—	1

Net decrease in cash and cash equivalents	—	—	(69)	—	(69)
Cash and cash equivalents at beginning of period	—	2	172	—	174

Cash and cash equivalents at end of period	$—	$2	$103	$—	$105

Spectra Energy Corp

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

(Unaudited)

(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$357	$359	$535	$(869)	$382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	178	—	178
Equity in earnings of unconsolidated affiliates	—	—	(106)	—	(106)
Equity in earnings of subsidiaries	(359)	(510)	—	869	—
Distributions received from unconsolidated affiliates	—	—	104	—	104
Other	(13)	129	48	—	164

Net cash provided by (used in) operating activities	(15)	(22)	759	—	722

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(329)	—	(329)
Investments in and loans to unconsolidated affiliates	—	—	(4)	—	(4)
Purchases of held-to-maturity securities	—	—	(214)	—	(214)
Proceeds from sales and maturities of held-to-maturity securities	—	—	186	—	186
Purchases of available-for-sale securities	—	—	(548)	—	(548)
Proceeds from sales and maturities of available-for-sale securities	—	—	576	—	576
Other changes in restricted funds	—	—	(10)	—	(10)
Other	—	—	11	—	11

Net cash used in investing activities	—	—	(332)	—	(332)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	—	—	(36)	—	(36)
Net decrease in short-term borrowings and commercial paper	—	(51)	(131)	—	(182)
Net increase in revolving credit facilities borrowings	—	—	13	—	13
Distributions to noncontrolling interests	—	—	(23)	—	(23)
Dividends paid on common stock	(170)	—	—	—	(170)
Distributions and advances from (to) affiliates	168	79	(247)	—	—
Other	17	—	(1)	—	16

Net cash provided by (used in) financing activities	15	28	(425)	—	(382)

Effect of exchange rate changes on cash	—	—	2	—	2

Net increase in cash and cash equivalents	—	6	4	—	10
Cash and cash equivalents at beginning of period	—	—	130	—	130

Cash and cash equivalents at end of period	$—	$6	$134	$—	$140

17. New Accounting Pronouncements

There were no significant accounting pronouncements adopted during the three months ended March 31, 2012 that had a material impact on our consolidated results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.

Executive Overview

During the first quarter of 2012, our gathering and processing businesses at Field Services generated higher earnings and our fee-based businesses at U.S. Transmission and Western Canada Transmission & Processing continued to perform well by meeting the needs of our customers and generating strong earnings and operating cash flows from expansion projects. These results were offset by extraordinarily warmer weather at Distribution, lower commodity prices at Field Services, and higher NGL extraction premiums and lower NGL sales prices related to the Empress operations at Western Canada Transmission & Processing.

For the three months ended March 31, 2012 and 2011, we reported net income from controlling interests of $333 million and $357 million, respectively.

The highlights for the three months ended March 31, 2012 include the following:

•

U.S. Transmission’s earnings reflected lower interruptible transportation revenue and the effects of expected contract reductions at Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission), partially offset by higher earnings from expansion projects,

•	Distribution’s earnings decreased mainly due to lower customer usage of natural gas due to weather that was more than 23% warmer than in 2011, partially offset by lower operating fuel costs,

•

Western Canada Transmission & Processing earnings were lower mainly as a result of higher NGL extraction premiums and lower NGL sales prices, substantially offset by higher gathering and processing earnings from expansions, and

•

Field Services earnings benefited from higher gathering and processing volumes from expansion projects and the absence of severe weather which restricted volumes in the first quarter of 2011, partially offset by lower commodity prices.

In the first quarter of 2012, we had $343 million of capital and investment expenditures excluding the payment of $30 million of the purchase price previously withheld in connection with the acquisition of Bobcat Gas Storage (Bobcat) in 2010, which we have classified as acquisition expenditures. We continue to project approximately $2.0 billion of capital and investment expenditures for the full year, including expansion capital of approximately $1.3 billion. Expansion projects for 2012 are on track and we expect that our capital spending will be significantly higher throughout the remainder of the year.

We are committed to an investment-grade balance sheet and continued prudent financial management of our capitalization structure. Therefore, financing these growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuance of long-term debt. In 2012, we plan to issue approximately $1.3 billion of combined long-term debt and commercial paper, including the refinancing of approximately $500 million of long-term debt maturities. We have ongoing access to approximately $1.9 billion under our credit facilities as of March 31, 2012, to be utilized as needed for effective working capital management.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(in millions)
Operating revenues	$1,544	$1,612
Operating expenses	1,026	1,059
Gains on sales of other assets and other, net	1	4

Operating income	519	557
Other income and expenses	134	112
Interest expense	157	155

Earnings from continuing operations before income taxes	496	514
Income tax expense from continuing operations	137	139

Income from continuing operations	359	375
Income from discontinued operations, net of tax	2	7

Net income	361	382
Net income—noncontrolling interests	28	25

Net income—controlling interests	$333	$357

Operating Revenues. The $68 million, or 4%, decrease was driven mainly by:

•	a decrease in customer usage of natural gas primarily due to weather that was more than 23% warmer than in 2011 and lower natural gas prices passed through to customers at Distribution,

•	lower NGL sales volumes primarily as a result of warmer weather and lower NGL sales prices associated with the Empress operations at Western Canada Transmission & Processing, and

•	the effects of a weaker Canadian dollar on revenues at Distribution and Western Canada Transmission & Processing, partially offset by

•	higher earnings from expansion projects at Western Canada Transmission & Processing and U.S. Transmission, and

•	increased sales volumes of residual natural gas related to the Empress operations at Western Canada Transmission & Processing.

Operating Expenses. The $33 million, or 3%, decrease was driven mainly by:

•	a decrease in volumes of natural gas sold primarily due to warmer weather and lower natural gas prices passed through to customers at Distribution, partially offset by

•

higher volumes of natural gas purchases for extraction and higher costs of natural gas purchased caused primarily by higher extraction premiums, net of lower volumes of make-up gas purchases as a result of lower NGL production due to warmer weather from the Empress operations at Western Canada Transmission & Processing.

Operating Income. The $38 million decrease was mainly driven by lower customer usage of natural gas due to warmer weather at Distribution and lower NGL earnings primarily due to higher NGL extraction premiums and lower NGL sales prices at Western Canada Transmission & Processing, partially offset by expansion projects at Western Canada Transmission & Processing and U.S. Transmission.

Other Income and Expenses. The $22 million increase was attributable to higher equity earnings from Field Services mainly due to an increase in gathering and processing margins as a result of the impact of severe weather in the first quarter of 2011, higher volumes due to expansions in 2012 and increased gains associated with the issuance of partnership units by DCP Partners, substantially offset by lower commodity prices. In addition, higher allowance for funds used during construction (AFUDC) due to higher capital spending on expansion projects at Western Canada Transmission & Processing contributed to higher other income and expenses.

Income Tax Expense from Continuing Operations. The $2 million decrease was a result of lower earnings from continuing operations and a lower Canadian effective tax rate, substantially offset by favorable tax adjustments in the first quarter of 2011. The effective tax rate for income from continuing operations was 28% in the first quarter of 2012 compared to 27% in the first quarter of 2011.

Income from Discontinued Operations, Net of Tax. The $5 million decrease was attributable to lower income from propane deliveries in 2012.

Net Income—Noncontrolling Interests. The $3 million increase was driven by an increase in noncontrolling ownership interests resulting from the Spectra Energy Partners public sales of additional partner units in June 2011 and higher earnings from Spectra Energy Partners, primarily as a result of the acquisition of Big Sandy Pipeline, LLC (Big Sandy) in July 2011.

For a more detailed discussion of earnings drivers, see the segment discussions that follow.

Segment Results

Management evaluates segment performance based on EBIT, which represents earnings from continuing operations (both operating and non-operating) before interest and taxes, net of noncontrolling interests related to those earnings. Cash, cash equivalents and investments are managed centrally, so the gains and losses on foreign currency remeasurement, and interest and dividend income on those balances, are excluded from the segments’ EBIT. We consider segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of our ownership interest in operations without regard to financing methods or capital structures.

Our segment EBIT may not be comparable to similarly titled measures of other companies because other companies may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table and detailed discussions follow:

EBIT by Business Segment

	Three Months Ended March 31,
	2012	2011
	(in millions)
U.S. Transmission	$271	$279
Distribution	151	167
Western Canada Transmission & Processing	138	141
Field Services	93	81

Total reportable segment EBIT	653	668
Other	(29)	(24)

Total reportable segment and other EBIT	624	644
Interest expense	157	155
Interest income and other (a)	29	25

Earnings from continuing operations before income taxes	$496	$514

(a)	Includes foreign currency transaction gains and losses and the add-back of noncontrolling interests related to segment EBIT.

Noncontrolling interests as presented in the following segment-level discussions includes only noncontrolling interests related to EBIT of non-100%- owned subsidiaries. It does not include noncontrolling interests related to interest and taxes of those operations. The amounts discussed below include intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

U.S. Transmission

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$495	$483	$12
Operating expenses
Operating, maintenance and other	157	146	11
Depreciation and amortization	70	67	3
Gains on sales of other assets and other, net	1	4	(3)

Operating income	269	274	(5)
Other income and expenses	31	31	—
Noncontrolling interests	29	26	3

EBIT	$271	$279	$(8)

Proportional throughput, TBtu (a)	763	804	(41)

(a)	Trillion British thermal units. Revenues are not significantly affected by pipeline throughput fluctuations, since revenues are primarily composed of demand charges.

Operating Revenues. The $12 million increase was driven by:

•	a $19 million increase from expansion projects and the acquisition of Big Sandy in July 2011, and

•	a $7 million increase in recoveries of electric power and other costs passed through to customers, partially offset by

•	an $11 million decrease from lower interruptible transportation revenue and the effects of expected contract reductions at Ozark Gas Transmission.

Operating, Maintenance and Other. The $11 million increase was driven by:

•	a $6 million increase from electric power and other costs passed through to customers, and

•	a $6 million increase primarily due to software costs.

Depreciation and Amortization. The $3 million increase was mainly driven by expansion projects and the acquisition of Big Sandy.

Noncontrolling Interests. The $3 million increase was driven by an increase in noncontrolling ownership interests resulting from the Spectra Energy Partners public sales of additional partner units in June 2011, and higher earnings from Spectra Energy Partners, primarily as a result of the acquisition of Big Sandy in July 2011.

EBIT. The $8 million decrease was mainly due to lower interruptible transportation revenues, the effects of expected contract reductions at Ozark Gas Transmission and accelerated software amortization costs. These results were partially offset by expansion projects previously placed into service.

Distribution

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$597	$696	$(99)
Operating expenses
Natural gas purchased	286	369	(83)
Operating, maintenance and other	107	107	—
Depreciation and amortization	53	53	—

EBIT	$151	$167	$(16)

Number of customers, thousands	1,363	1,345	18
Heating degree days, Fahrenheit	2,893	3,772	(879)
Pipeline throughput, TBtu	267	331	(64)
Canadian dollar exchange rate, average	1.00	0.99	0.01

Operating Revenues. The $99 million decrease was driven mainly by:

•	an $85 million decrease in customer usage of natural gas primarily due to weather that was more than 23% warmer than in 2011,

•

a $15 million decrease from lower natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month New York Mercantile Exchange (NYMEX) forecast, and

•	a $9 million decrease resulting from a weaker Canadian dollar, partially offset by

•	a $6 million increase from growth in the number of customers.

Natural Gas Purchased. The $83 million decrease was driven mainly by:

•	a $59 million decrease due to lower volumes of natural gas sold primarily due to warmer weather,

•	a $15 million decrease from lower natural gas prices passed through to customers,

•	an $8 million decrease in operating fuel costs, and

•	a $4 million decrease resulting from a weaker Canadian dollar, partially offset by

•	a $4 million increase from growth in the number of customers.

EBIT. The $16 million decrease was primarily a result of lower customer usage due to warmer weather, partially offset by lower operating fuel costs.

Western Canada Transmission & Processing

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$466	$439	$27
Operating expenses
Natural gas and petroleum products purchased	161	122	39
Operating, maintenance and other	131	133	(2)
Depreciation and amortization	47	46	1

Operating income	127	138	(11)
Other income and expenses	11	3	8

EBIT	$138	$141	$(3)

Pipeline throughput, TBtu	177	183	(6)
Volumes processed, TBtu	179	176	3
Empress inlet volumes, TBtu	171	181	(10)
Canadian dollar exchange rate, average	1.00	0.99	0.01

Operating Revenues. The $27 million increase was driven by:

•	a $31 million increase primarily due to higher sales volumes of residual natural gas at the Empress operations,

•	a $20 million increase in gathering and processing revenues due to contracted volumes from expansions associated with non-conventional supply in the Fort Nelson area, and

•	an $8 million increase due to higher transmission revenue, partially offset by

•	a $13 million decrease due to lower NGL sales volumes associated with the Empress operations primarily as a result of warmer weather,

•	a $13 million decrease due to lower NGL sales prices associated with the Empress operations, and

•	a $7 million decrease as a result of a weaker Canadian dollar.

Natural Gas and Petroleum Products Purchased. The $39 million increase was driven by:

•	a $36 million increase in natural gas purchases for extraction at Empress primarily due to increased volumes, and

•	a $13 million increase as a result of higher costs of natural gas purchased for the Empress facility caused primarily by higher extraction premiums, partially offset by

•	a $9 million decrease in volumes of make-up gas purchases at Empress primarily as a result of lower NGL production due to warmer weather.

Other Income and Expenses. The $8 million increase was primarily due to higher AFUDC resulting from higher capital spending on expansion projects.

EBIT. The $3 million decrease was driven mainly by higher NGL extraction premiums and lower NGL sales prices at Empress, substantially offset by higher gathering and processing earnings from expansions.

Field Services

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(in millions, except where noted)
Equity in earnings of unconsolidated affiliates	$93	$81	$12

EBIT	$93	$81	$12

Natural gas gathered and processed/transported, TBtu/d (a,b)	7.2	6.7	0.5
NGL production, MBbl/d (a,c)	412	358	54
Average natural gas price per MMBtu (d)	$2.74	$4.11	$(1.37)
Average NGL price per gallon (e)	$1.00	$1.13	$(0.13)
Average crude oil price per barrel (f)	$102.84	$94.10	$8.74

(a)	Reflects 100% of volumes.
(b)	Trillion British thermal units per day.
(c)	Thousand barrels per day.
(d)	Million British thermal units. Average price based on NYMEX Henry Hub.
(e)	Does not reflect results of commodity hedges.
(f)	Average price based on NYMEX calendar month.

EBIT. Higher equity earnings of $12 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•

a $28 million increase in gathering and processing volumes from expansion projects across certain geographic regions and the absence of severe weather which restricted volumes in the first quarter of 2011,

•	a $7 million increase in gains associated with the issuance of partnership units by DCP Partners, and

•	a $5 million increase in earnings from DCP Partners as a result of growth and mark-to-market gains on derivative instruments used to protect distributable cash flows, partially offset by

•	a $24 million decrease from commodity-sensitive processing arrangements due to decreased NGL and natural gas prices, net of increased crude oil prices, and

•	a $6 million decrease due to higher operating expenses largely resulting from increased depreciation expense due to growth.

Other

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(in millions)
Operating revenues	$21	$17	$4
Operating expenses	49	39	10

Operating loss	(28)	(22)	(6)
Other income and expenses	(1)	(2)	1

EBIT	$(29)	$(24)	$(5)

EBIT. The $5 million decrease in EBIT reflects higher corporate costs, primarily employee and retiree benefit costs.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had negative working capital of $1,832 million. This balance includes short-term borrowings and commercial paper totaling $1,031 million and current maturities of long-term debt of $1,021 million. We will rely upon cash flows from operations and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for the next 12 months. We have access to four revolving credit facilities, with total combined capital commitments of approximately $2.9 billion, with approximately $1.9 billion available at March 31, 2012. These facilities are used principally as back-stops for commercial paper programs or for the issuance of letters of credit. At Union Gas, we primarily use commercial paper to support our short-term working capital fluctuations. At Spectra Capital, Spectra Energy Partners and Westcoast, we primarily use commercial paper for temporary funding of our capital expenditures. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.

Operating Cash Flows

Net cash provided by operating activities decreased $176 million to $546 million for the three months ended March 31, 2012 compared to the same period in 2011, driven mainly by working capital changes, including lower accounts payable and higher tax payments in 2012, and lower earnings in 2012.

Investing Cash Flows

Net cash used in investing activities increased $70 million to $402 million in the first three months of 2012 compared to the same period in 2011. This change was driven by net sales of Spectra Energy Partners’ AFS marketable securities in 2011 and payment in 2012 of $30 million previously withheld from the purchase price consideration of the acquisition of Bobcat in 2010.

	Three Months Ended March 31,
	2012	2011
	(in millions)
Capital and Investment Expenditures
U.S. Transmission (a)	$117	$132
Distribution	38	52
Western Canada Transmission & Processing	174	140
Other	14	9

Total	$343	$333

(a)	Excludes $30 million paid in 2012 for amounts previously withheld from the purchase price consideration of the acquisition of Bobcat in 2010.

Capital and investment expenditures for the three months ended March 31, 2012 consisted of $233 million for expansion projects and $110 million for maintenance and other projects.

We project 2012 capital and investment expenditures of approximately $2.0 billion, consisting of approximately $1.1 billion for U.S. Transmission, $0.3 billion for Distribution and $0.6 billion for Western Canada Transmission & Processing. Total projected 2012 capital and investment expenditures include approximately $1.3 billion of expansion capital expenditures and $0.7 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. We continue to assess short and long-term market requirements and adjust our capital plans as required.

Financing Cash Flows and Liquidity

During 2011, we identified certain immaterial errors in our previously issued Condensed Consolidated Statements of Cash Flows related to the accounting for rollovers of outstanding borrowings under our revolving bank credit facilities. The following discussion reflects the correction of these immaterial errors and also a change in the presentation of cash borrowings and repayments under these facilities. See Note 1 of Notes to Consolidated Financial Statements for further discussion.

Net cash used in financing activities totaled $214 million in the first three months of 2012 compared to $382 million used in the first three months of 2011. This change was driven mainly by:

•	a $26 million decrease in short-term borrowings and commercial paper outstanding in 2012 compared to a $182 million decrease in the 2011 period, and

•	$23 million of net debt retirements, including net revolving credit facility borrowings, in 2011.

Available Credit Facilities and Restrictive Debt Covenants. See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants.

The terms of our Spectra Capital credit agreement require our consolidated debt-to-total-capitalization ratio, as defined in the agreement, to be 65% or lower. Per the terms of the agreement, collateralized debt and Spectra Energy Partners’ debt and equity are excluded in the calculation of the ratio. As of March 31, 2012, this ratio was 58%. Our equity and, as a result, this ratio, are sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations. Based on the strength of our total capitalization as of March 31, 2012, it is unlikely that a material adverse effect would occur as a result of a weakened Canadian dollar.

Credit Ratings

	Standard & Poor’s	Moody’s Investors Service	Fitch Ratings	DBRS
As of May 8, 2012
Spectra Capital (a)	BBB	Baa2	BBB	n/a
Texas Eastern Transmission, LP (a)	BBB+	Baa1	BBB+	n/a
Westcoast (a)	BBB+	n/a	n/a	A (low)
Union Gas (a)	BBB+	n/a	n/a	A
Maritimes & Northeast Pipeline, L.L.C. (a)	BBB-	Baa3	n/a	n/a
M&N LP (b)	A	A2/A3	n/a	A
Spectra Energy Partners (a)	BBB	Baa3	BBB	n/a

(a)	Represents senior unsecured credit rating.
(b)	Represents senior secured credit rating. The A2 rating applies to M&N LP’s 6.9% notes due 2019 and the A3 rating applies to its 4.34% notes due 2019.
n/a	Indicates not applicable.

The above credit ratings are dependent upon, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures, our results of operations, market conditions and other factors. Our credit ratings could impact our ability to raise capital in the future, impact the cost of our capital and, as a result, have an impact on our liquidity.

Dividends. Our near-term objective is to increase our dividend by at least $0.08 per year and to continue paying cash dividends in the future. In the long-term, we anticipate paying dividends at an average payout ratio level of between 60%-65% of our net income from controlling interests per share of common stock. The actual payout ratio, however, may vary from year to year depending on earnings levels. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. A dividend of $0.28 per common share was declared on April 30, 2012 and will be paid on June 11, 2012.

Other Financing Matters. Spectra Energy Corp and Spectra Capital have an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of various equity and debt securities, respectively. Spectra Energy Partners also has an effective shelf registration statement on file with the SEC to register the issuance of limited partner common units and various debt securities. In addition, as of March 31, 2012, certain of our subsidiaries in Canada have 1.2 billion Canadian dollars (approximately $1.1 billion) available for issuance in the Canadian market under debt shelf prospectuses that expire in October 2012.

OTHER ISSUES

New Accounting Pronouncements. See Note 17 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011. We believe our exposure to market risk has not changed materially since then.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, we implemented several modules of a new enterprise resource planning system, Systems Applications and Products (SAP), the most significant of which was the general ledger module in our U.S. operations. The internal controls over financial reporting affected by this implementation were evaluated for design and found to be effective. Prior to implementation of the modules, user acceptance testing was performed to ensure the system was functioning as designed. Post-implementation reviews have been and will continue to be conducted by management to ensure that the internal controls surrounding the system implementation processes, key applications and the financial close process are properly designed and are operating effectively. We expect to implement additional SAP modules during the remainder of 2012 and will apply the same methodology to their implementation.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2012 and found no change, other than described above, that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings, including regulatory and environmental matters, see Notes 3 and 13 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our financial condition or future results. There have been no material changes to those risk factors.

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

(a) Exhibits

Exhibit Number

*+10.1	Form of Phantom Stock Award Agreement (2012) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan.

*+10.2	Form of Performance Award Agreement (cash) (2012) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan.

*+10.3	Form of Performance Award Agreement (stock) (2012) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
+	Denotes management contract or compensatory plan or arrangement.

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

SPECTRA ENERGY CORP

Date: May 9, 2012	/s/ GREGORY L. EBEL
Gregory L. Ebel
President and Chief Executive Officer

Date: May 9, 2012	/s/ J. PATRICK REDDY
J. Patrick Reddy
Chief Financial Officer