Form 10-Q
period 2013-06-30
Spectra Energy Corp.
filed 2013-08-07
CIK 1373835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.001 par value, outstanding as of June 30, 2013: 669,337,440

SPECTRA ENERGY CORP
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2013

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
SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Revenues
Transportation, storage and processing of natural gas	$766	$784	$1,566	$1,615
Distribution of natural gas	283	240	908	745
Sales of natural gas liquids	65	56	177	205
Transportation of crude oil	67	—	80	—
Other	39	32	78	91
Total operating revenues	1,220	1,112	2,809	2,656
Operating Expenses
Natural gas and petroleum products purchased	167	146	632	579
Operating, maintenance and other	410	334	742	655
Depreciation and amortization	196	185	382	369
Property and other taxes	93	81	193	169
Total operating expenses	866	746	1,949	1,772
Gains on Sales of Other Assets and Other, net	—	1	—	2
Operating Income	354	367	860	886
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	72	91	182	209
Other income and expenses, net	22	18	55	34
Total other income and expenses	94	109	237	243
Interest Expense	160	155	309	312
Earnings From Continuing Operations Before Income Taxes	288	321	788	817
Income Tax Expense From Continuing Operations	62	80	192	217
Income From Continuing Operations	226	241	596	600
Income From Discontinued Operations, net of tax	—	—	—	2
Net Income	226	241	596	602
Net Income—Noncontrolling Interests	27	26	57	54
Net Income—Controlling Interests	$199	$215	$539	$548
Common Stock Data
Weighted-average shares outstanding
Basic	669	653	669	652
Diluted	671	655	671	655
Earnings per share from continuing operations
Basic	$0.30	$0.33	$0.81	$0.84
Diluted	$0.30	$0.33	$0.80	$0.83
Earnings per share
Basic	$0.30	$0.33	$0.81	$0.84
Diluted	$0.30	$0.33	$0.80	$0.84
Dividends per share	$0.305	$0.28	$0.61	$0.56

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$226	$241	$596	$602
Other comprehensive income (loss)
Foreign currency translation adjustments	(251)	(133)	(440)	29
Unrealized mark-to-market net gain on hedges	—	3	3	3
Reclassification of cash flow hedges into earnings	2	2	4	4
Pension and benefits impact	10	18	21	23
Other	(1)	—	—	—
Total other comprehensive income (loss)	(240)	(110)	(412)	59
Total Comprehensive Income (Loss), net of tax	(14)	131	184	661
Less: Comprehensive Income—Noncontrolling Interests	25	24	52	54
Comprehensive Income (Loss)—Controlling Interests	$(39)	$107	$132	$607

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30, 2013	December 31, 2012
ASSETS

Current Assets
Cash and cash equivalents	$217	$94
Receivables, net	957	970
Inventory	224	309
Other	329	290
Total current assets	1,727	1,663

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	2,883	2,692
Goodwill	4,806	4,513
Other	685	572
Total investments and other assets	8,374	7,777

Property, Plant and Equipment
Cost	27,656	26,257
Less accumulated depreciation and amortization	6,359	6,352
Net property, plant and equipment	21,297	19,905

Regulatory Assets and Deferred Debits	1,262	1,242

Total Assets	$32,660	$30,587

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per-share amounts)

	June 30, 2013	December 31, 2012
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$577	$464
Commercial paper	1,684	1,259
Taxes accrued	86	67
Interest accrued	189	185
Current maturities of long-term debt	1,140	921
Other	835	895
Total current liabilities	4,511	3,791

Long-term Debt	11,656	10,653

Deferred Credits and Other Liabilities
Deferred income taxes	4,883	4,358
Regulatory and other	1,623	1,684
Total deferred credits and other liabilities	6,506	6,042

Commitments and Contingencies

Preferred Stock of Subsidiaries	258	258

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 669 million and 668 million shares outstanding at June 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	5,347	5,297
Retained earnings	2,294	2,165
Accumulated other comprehensive income	1,102	1,509
Total controlling interests	8,744	8,972
Noncontrolling interests	985	871
Total equity	9,729	9,843

Total Liabilities and Equity	$32,660	$30,587

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$596	$602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	388	375
Deferred income tax expense	182	147
Equity in earnings of unconsolidated affiliates	(182)	(209)
Distributions received from unconsolidated affiliates	147	197
Other	69	47
Net cash provided by operating activities	1,200	1,159
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(959)	(789)
Investments in and loans to unconsolidated affiliates	(168)	—
Acquisitions, net of cash acquired	(1,254)	(30)
Purchases of held-to-maturity securities	(456)	(1,490)
Proceeds from sales and maturities of held-to-maturity securities	463	1,387
Purchases of available-for-sale securities	(2,899)	—
Proceeds from sales and maturities of available-for-sale securities	2,722	21
Distributions received from unconsolidated affiliates	13	11
Other changes in restricted funds	1	92
Other	2	6
Net cash used in investing activities	(2,535)	(792)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,848	—
Payments for the redemption of long-term debt	(546)	(28)
Net increase in commercial paper	440	15
Distributions to noncontrolling interests	(69)	(56)
Dividends paid on common stock	(412)	(372)
Proceeds from the issuance of Spectra Energy Partners, LP common units	190	—
Other	10	27
Net cash provided by (used in) financing activities	1,461	(414)
Effect of exchange rate changes on cash	(3)	—
Net increase (decrease) in cash and cash equivalents	123	(47)
Cash and cash equivalents at beginning of period	94	174
Cash and cash equivalents at end of period	$217	$127
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$148	$182

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
				Foreign Currency Translation Adjustments	Other	Noncontrolling Interests	Total
December 31, 2012	$1	$5,297	$2,165	$2,044	$(535)	$871	$9,843
Net income	—	—	539	—	—	57	596
Other comprehensive income (loss)	—	—	—	(435)	28	(5)	(412)
Dividends on common stock	—	—	(410)	—	—	—	(410)
Stock-based compensation	—	4	—	—	—	—	4
Distributions to noncontrolling interests	—	—	—	—	—	(69)	(69)
Spectra Energy common stock issued	—	10	—	—	—	—	10
Spectra Energy Partners, LP common units issued	—	38	—	—	—	128	166
Other, net	—	(2)	—	—	—	3	1
June 30, 2013	$1	$5,347	$2,294	$1,609	$(507)	$985	$9,729

December 31, 2011	$1	$4,814	$1,977	$1,832	$(559)	$831	$8,896
Net income	—	—	548	—	—	54	602
Other comprehensive income	—	—	—	29	30	—	59
Dividends on common stock	—	—	(369)	—	—	—	(369)
Stock-based compensation	—	5	—	—	—	—	5
Distributions to noncontrolling interests	—	—	—	—	—	(56)	(56)
Spectra Energy common stock issued	—	11	—	—	—	—	11
June 30, 2012	$1	$4,830	$2,156	$1,861	$(529)	$829	$9,148

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

2. Acquisition of Express-Platte

On March 14, 2013, we acquired 100% of the ownership interests in the Express-Platte pipeline system from Borealis Infrastructure, the Ontario Teachers’ Pension Plan and Kinder Morgan Energy Partners for $1.49 billion, consisting of $1.25 billion in cash and $247 million of acquired debt, before working capital adjustments. The Express-Platte pipeline system, which begins in Hardisty, Alberta, and terminates in Wood River, Illinois, is comprised of both the Express and Platte crude oil pipelines. The Express pipeline carries crude oil to U.S. refining markets in the Rockies area, specifically Billings and Laurel, Montana, and Casper, Wyoming. The Platte pipeline, which interconnects with Express pipeline in Casper, transports crude oil predominantly from the Bakken and western Canada to refineries in the Midwest. These assets are a part of our new reportable business segment, “Liquids,” which also includes our one-third ownership interest in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills).

The following table summarizes the preliminary fair values of the assets and liabilities acquired as of March 14, 2013. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Purchase Price Allocation
(in millions)
Cash purchase price	$1,250
Working capital and other purchase adjustments	71
Total	1,321
Cash	67
Receivables	21
Other current assets	10
Property, plant and equipment	1,352
Accounts payable	(20)
Other current liabilities	(14)
Deferred credits and other liabilities	(326)
Long-term debt, including current portion	(247)
Total assets acquired/liabilities assumed	843
Goodwill	$478

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

As of June 30, 2013, Express-Platte debt, including current maturities, totaled $228 million, consisting of $118 million of 7.39% subordinated notes due 2019 and $110 million of 6.09% senior notes due 2020. The notes are secured by the assignment of the Express-Platte transportation receivables and by the Canadian portion of the Express-Platte pipeline system assets.

On August 2, 2013, subsidiaries of Spectra Energy contributed a 40% interest in the U.S. portion of Express-Platte to Spectra Energy Partners, LP (Spectra Energy Partners) and sold a 100% ownership interest in the Canadian portion to Spectra Energy Partners. See Note 22 for further discussion.

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

U.S. Transmission provides transportation and storage of natural gas for customers in various regions of the northeastern and southeastern United States and the Maritime Provinces in Canada. The natural gas transmission and storage operations in the U.S. are primarily subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). Spectra Energy Partners, a master limited partnership owned 58% by Spectra Energy as of June 30, 2013, is part of the U.S. Transmission segment.

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

Liquids, a newly formed segment effective with the March 2013 acquisition of Express-Platte, provides transportation of crude oil and NGLs. The Express pipeline carries crude oil from Alberta, Canada to refining markets in the Rockies area. The Platte pipeline, which interconnects with Express pipeline in Casper, Wyoming, transports crude oil predominantly from the Bakken and western Canada to refineries in the Midwest. These operations are primarily subject to the rules and regulations of the FERC and NEB. The Sand Hills and Southern Hills pipelines, which were placed in service in the second quarter of 2013, provide transportation of NGLs from the Permian Basin and Eagle Ford region to the premium NGL markets on the Gulf Coast, and from the Mid-Continent to Mont Belvieu, Texas, respectively. We have direct one-third ownership interests in Sand Hills and Southern Hills. DCP Midstream and Phillips 66 also each own direct one-third ownership interests in the two pipelines. Sand Hills and Southern Hills are subject to the rules and regulations of the FERC.

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

Business Segment Data

Condensed Consolidated Statements of Operations	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues (a)	Segment EBIT/ Consolidated Earnings from Continuing Operations before Income Taxes (a)
		(in millions)
Three Months Ended June 30, 2013
U.S. Transmission	$454	$2	$456	$248
Distribution	352	—	352	65
Western Canada Transmission & Processing	339	18	357	74
Field Services	—	—	—	46
Liquids	73	—	73	32
Total reportable segments	1,218	20	1,238	465
Other	2	12	14	(45)
Eliminations	—	(32)	(32)	—
Interest expense	—	—	—	160
Interest income and other (b)	—	—	—	28
Total consolidated	$1,220	$—	$1,220	$288

Three Months Ended June 30, 2012
U.S. Transmission	$462	$2	$464	$237
Distribution	322	—	322	75
Western Canada Transmission & Processing	325	4	329	94
Field Services	—	—	—	66
Liquids	—	—	—	—
Total reportable segments	1,109	6	1,115	472
Other	3	16	19	(25)
Eliminations	—	(22)	(22)	—
Interest expense	—	—	—	155
Interest income and other (b)	—	—	—	29
Total consolidated	$1,112	$—	$1,112	$321

Six Months Ended June 30, 2013
U.S. Transmission	$935	$5	$940	$514
Distribution	1,051	—	1,051	233
Western Canada Transmission & Processing	732	33	765	185
Field Services	—	—	—	134
Liquids	86	—	86	38
Total reportable segments	2,804	38	2,842	1,104
Other	5	24	29	(71)
Eliminations	—	(62)	(62)	—
Interest expense	—	—	—	309
Interest income and other (b)	—	—	—	64
Total consolidated	$2,809	$—	$2,809	$788
Six Months Ended June 30, 2012
U.S. Transmission	$955	$4	$959	$508
Distribution	919	—	919	226
Western Canada Transmission & Processing	778	17	795	232
Field Services	—	—	—	159
Liquids	—	—	—	—
Total reportable segments	2,652	21	2,673	1,125
Other	4	36	40	(54)
Eliminations	—	(57)	(57)	—
Interest expense	—	—	—	312
Interest income and other (b)	—	—	—	58
Total consolidated	$2,656	$—	$2,656	$817

(a)	Excludes amounts associated with entities included in discontinued operations.

(b)	Includes foreign currency transaction gains and losses and the add-back of noncontrolling interests related to segment EBIT.

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(in millions)
Segment Assets
U.S. Transmission	$13,248	$12,630
Distribution	5,442	5,842
Western Canada Transmission & Processing	6,303	6,431
Field Services	1,278	1,235
Liquids (a)	2,595	513
Total reportable segments	28,866	26,651
Other (a)	4,288	4,475
Eliminations	(494)	(539)
Total consolidated	$32,660	$30,587

(a)
The December 31, 2012 amounts presented for Liquids and Other have been re-cast to reflect the move of our investments in Sand Hills and Southern Hills, totaling $513 million, from Other to Liquids effective with the creation of the Liquids operating segment in the first quarter of 2013.

4. Regulatory Matters

Union Gas. Union Gas’ distribution rates, effective January 1, 2013, were approved by the OEB following a cost of service application since 2012 was the final year of a multi-year incentive regulation framework that began January 1, 2008.

In July 2013, Union Gas applied for OEB approval of the parameters of a new multi-year incentive regulation framework. The parameters were determined through a settlement process and negotiated agreement with the key stakeholders who regularly participate in Union Gas’ rates applications and who represent the interests of its customers.

The new incentive regulation framework establishes new rates at the beginning of each year through the use of a pricing formula rather than through the examination of revenue and cost forecasts. The framework allows for annual inflationary rate increases, offset by a productivity factor of 60% of inflation, such that the annual net rate escalator in each year is 40% of inflation. The framework also allows for rate increases in the small volume customer classes where average use is declining, a five-year term commencing in 2014, certain adjustments to base rates, the continued pass-through of gas commodity, upstream transportation and demand side management costs, the additional pass-through of costs associated with major capital investments and certain fuel variances, an allowance for unexpected cost changes that are outside of management's control, earnings sharing between Union Gas and its customers beyond specified earnings levels, and equal sharing of tax changes between Union Gas and its customers. A hearing on the proposed framework and the related settlement agreement is expected later this year.

In December 2012, Union Gas appealed the OEB’s decision on the disposition of the 2011 non-commodity deferral account balances to the Ontario Divisional Court. The basis of the appeal is impermissible retroactive ratemaking. A hearing has been set for October 2013.

In May 2013, Union Gas filed an application with the OEB for the annual disposition of the 2012 non-commodity deferral account balances. The application included a proposal that revenues derived from the optimization of upstream transportation contracts in 2012 be treated as optimization revenues and included in utility earnings rather than as a reduction to gas costs. Optimization revenues had been classified as utility earnings for 2008, 2009 and 2010, and were reclassified as a reduction to gas costs by the OEB in the 2011 non-commodity deferral account balances proceeding. The net impact on customers for the 2012 non-commodity deferral account balances, including the impact of earnings sharing, would be a receivable of less than $1 million. If the OEB finds that the 2012 revenues earned from the optimization of Union Gas’ upstream transportation contracts should be treated as a reduction to gas costs, 90% of which are to be credited to customers, the combined impact on customers would be a net refund payable of $17 million, comprised of $39 million in Other Current Liabilities and $22 million in Other Current Assets, which is reflected on the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012. A hearing on this matter is expected later this year.

Express-Platte. Express Pipeline Limited Partnership’s proposal for increases in uncommitted rates filed with the NEB became effective on April 1, 2013. Express Pipeline Limited Partnership, Express Pipeline LLC, and Platte Pipe Line Company, LLC’s proposal for increases in joint committed rates filed with the NEB and FERC also became effective on April 1, 2013. Express Pipeline LLC’s and Platte Pipe Line Company, LLC’s proposals for increases in uncommitted rates filed with the FERC became effective on July 1, 2013.

5. Income Taxes

Income tax expense from continuing operations for the three months ended June 30, 2013 was $62 million, compared to $80 million for the same period in 2012. Income tax expense from continuing operations for the six months ended June 30, 2013 was $192 million, compared to $217 million for the same period in 2012. The lower income tax expense for the 2013 periods resulted mainly from favorable enacted Canadian federal income tax legislation and lower earnings.

The effective tax rates for income from continuing operations for the three months ended June 30, 2013 and 2012 were 22% and 25%, respectively, and 24% and 27% for the six-month periods, respectively. The lower effective tax rates in the 2013 periods resulted primarily from favorable enacted Canadian federal income tax legislation.

We recorded a $14 million decrease in unrecognized tax benefits during the six-month period ended June 30, 2013 due to enacted Canadian federal income tax legislation. Although uncertain, we believe it is reasonably possible that the total amount of unrecognized tax benefits could increase by approximately $7 million prior to June 30, 2014 as a result of the expiration of statutes of limitation and expected audit settlements.

6. Discontinued Operations

Discontinued operations in 2012 was mostly comprised of the net effects of a settlement arrangement related to prior liquefied natural gas (LNG) contracts. Purchases and sales of propane under these agreements ended in 2012. See Note 10 for further discussion.

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

The following table presents our basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions, except per-share amounts)
Income from continuing operations, net of tax—controlling interests	$199	$215	$539	$546
Income from discontinued operations, net of tax—controlling interests	—	—	—	2
Net income—controlling interests	$199	$215	$539	$548
Weighted-average common shares outstanding
Basic	669	653	669	652
Diluted	671	655	671	655
Basic earnings per common share (a)
Continuing operations	$0.30	$0.33	$0.81	$0.84
Total basic earnings per common share	$0.30	$0.33	$0.81	$0.84
Diluted earnings per common share (a)
Continuing operations	$0.30	$0.33	$0.80	$0.83
Discontinued operations, net of tax	—	—	—	0.01
Total diluted earnings per common share	$0.30	$0.33	$0.80	$0.84
 __________

(a)	Quarterly earnings-per-share amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding.

8. Accumulated Other Comprehensive Income

The following table presents the net of tax changes in Accumulated Other Comprehensive Income (AOCI) by component and amounts reclassified out of AOCI to Net Income, excluding amounts attributable to noncontrolling interests:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefit Plan Obligations	Gas Purchase Contract Hedges	Other	Total Accumulated Other Comprehensive Income
	(in millions)
March 31, 2013	$1,858	$(496)	$(18)	$(4)	$1,340
Reclassified to Net Income	—	—	1	1	2
Other AOCI activity	(249)	10	—	(1)	(240)
June 30, 2013	$1,609	$(486)	$(17)	$(4)	$1,102

December 31, 2012	$2,044	$(507)	$(23)	$(5)	$1,509
Reclassified to Net Income	—	—	3	1	4
Other AOCI activity	(435)	21	3	—	(411)
June 30, 2013	$1,609	$(486)	$(17)	$(4)	$1,102

Reclassifications to Net Income are primarily included in Other Income and Expenses, Net on our Condensed Consolidated Statements of Operations.

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

	June 30, 2013	December 31, 2012
	(in millions)
Natural gas	$106	$200
NGLs	40	31
Materials and supplies	78	78
Total inventory	$224	$309

10. Investments in and Loans to Unconsolidated Affiliates

Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Operating revenues	$2,861	$2,219	$5,473	$5,121
Operating expenses	2,671	1,998	5,121	4,692
Operating income	190	221	352	429
Net income	142	185	262	340
Net income attributable to members’ interests	78	132	169	276

DCP Midstream recorded gains on sales of common units of DCP Partners in each of the first and second quarters of 2013 and 2012 directly to DCP Midstream’s equity. Our proportionate 50% share, totaling $7 million and $1 million in the second quarters of 2013 and 2012, respectively, and $50 million and $22 million during the six-month periods ended June 30, 2013 and 2012, respectively, was recorded in Equity in Earnings of Unconsolidated Affiliates in the Condensed Consolidated Statements of Operations.

Related Party Transactions. In 2008, we entered into a settlement agreement related to certain LNG transportation contracts under which one of our subsidiaries’ claims were satisfied pursuant to commercial transactions involving the purchase of propane from certain parties. We subsequently entered into associated agreements with affiliates of DCP Midstream for the sale of these propane volumes. Net purchases and sales of propane under these arrangements are reflected as discontinued operations. Purchases of propane under the settlement agreement, and subsequent sales to affiliates of DCP Midstream, ended during the second quarter of 2012. Sales of propane to affiliates of DCP Midstream were $42 million and $99 million for the three and six months ended June 30, 2012, respectively.
11. Goodwill
We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. We completed our annual goodwill impairment test as of April 1, 2013 and no impairments were identified.
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
As permitted under accounting guidance on testing goodwill for impairment, we perform either a qualitative assessment or a quantitative assessment of each of our reporting units based on management’s judgment. With respect to our qualitative assessments, we consider events and circumstances specific to us, such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, when evaluating whether it is more likely than not that the fair values of our reporting units are less than their respective carrying amounts.
In connection with our quantitative assessments, we primarily use a discounted cash flow analysis to determine fair values of those reporting units. Key assumptions in the determination of fair value include the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in key markets served by our operations, regulatory stability, the ability to renew contracts, commodity prices (where appropriate), and foreign currency exchange rates, as well as other factors that affect our reporting units’ revenue, expense and capital expenditure projections.

Our Empress NGL business, a reporting unit within Western Canada Transmission & Processing, is significantly affected by fluctuations in commodity prices. We updated our Empress NGL reporting unit's impairment test using recent operational information, financial data and June 30, 2013 commodity prices, and concluded there was no impairment of goodwill related to Empress.

The following presents changes in goodwill during 2013:

Goodwill
(in millions)
December 31, 2012	$4,513
Acquisition of Express-Platte	478
Foreign currency translation	(185)
June 30, 2013	$4,806

See Note 2 for discussion of the acquisition of Express-Platte.
12. Marketable Securities and Restricted Funds

We routinely invest excess cash and various restricted balances in securities such as commercial paper, bankers acceptances, corporate debt securities, treasury bills and money market funds in the United States and Canada. We do not purchase marketable securities for speculative purposes, therefore we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments are held and restricted for the purposes of funding Spectra Energy Partners’ future capital expenditures and acquisitions, and for insurance, so these investments are classified as available-for-sale (AFS) marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.

AFS Securities. AFS securities are as follows:

	Estimated Fair Value
	June 30, 2013	December 31, 2012
	(in millions)
Corporate debt securities	$341	$164
Money market funds	1	1
Total available-for-sale securities	$342	$165

Most of our AFS securities are restricted funds and are as follows:

	Estimated Fair Value
	June 30, 2013	December 31, 2012
	(in millions)
Restricted funds
Investments and other assets—other	$321	$142
Non-restricted funds
Current assets—other	19	16
Investments and other assets—other	2	7
Total available-for-sale securities	$342	$165

During the second quarter of 2013, we invested the proceeds from Spectra Energy Partners’ issuance of common units in AFS marketable securities. These securities are restricted for the purpose of funding future Spectra Energy Partners’ capital expenditures and acquisitions.

At June 30, 2013, the weighted-average contractual maturity of outstanding AFS securities was less than one year.

There were no material gross unrealized holding gains or losses associated with investments in AFS securities at June 30, 2013 or December 31, 2012.

HTM Securities. All of our HTM securities are restricted funds and are as follows:

		Estimated Fair Value
Description	Condensed Consolidated Balance Sheet Caption	June 30, 2013	December 31, 2012
		(in millions)
Bankers acceptances	Current assets—other	$35	$37
Canadian government securities	Current assets—other	35	39
Money market funds	Current assets—other	17	—
Canadian government securities	Investments and other assets—other	159	171
Bankers acceptances	Investments and other assets—other	—	15
Total held-to-maturity securities		$246	$262

All of our HTM securities are restricted funds pursuant to certain Maritimes & Northeast Pipeline Limited Partnership (M&N LP) and Express-Platte debt agreements. The funds restricted for M&N LP, plus future cash from operations that would have otherwise been available for distribution to the partners of M&N LP, were required to be placed in escrow until the balance in escrow was sufficient to fund all future debt service on the M&N LP notes. There were sufficient funds held in escrow to fund all future debt service on the M&N LP notes as of June 30, 2013.

At June 30, 2013, the weighted-average contractual maturity of outstanding HTM securities was less than one year.

There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at June 30, 2013 or December 31, 2012.

Other Restricted Funds. In addition to the portions of the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $13 million at June 30, 2013 and $21 million at December 31, 2012 classified as Current Assets—Other. These restricted funds are related to additional amounts for insurance.

Changes in restricted funds’ balances are presented within Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.

13. Debt and Credit Facilities
Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Total Credit Facilities Capacity	Outstanding at June 30, 2013			Available Credit Facilities Capacity
			Commercial Paper	Letters of Credit	Total
		(in millions)
Spectra Energy Capital, LLC
Multi-year syndicated (a)	2016	$1,500	$1,128	$7	$1,135	$365
Westcoast Energy Inc.
Multi-year syndicated (b)	2016	285	232	—	232	53
Union Gas
Multi-year syndicated (c)	2016	380	—	—	—	380
Spectra Energy Partners
Multi-year syndicated (d)	2016	700	324	—	324	376
Total		$2,865	$1,684	$7	$1,691	$1,174
 ___________

(a)
Credit facility contains a covenant requiring the Spectra Energy Corp consolidated debt-to-total capitalization ratio, as defined in the agreement, to not exceed 65%. This ratio was 62% at June 30, 2013.

(b)
U.S. dollar equivalent at June 30, 2013. The credit facility is 300 million Canadian dollars and contains a covenant that requires the Westcoast Energy Inc. non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 48% at June 30, 2013.

(c)
U.S. dollar equivalent at June 30, 2013. The credit facility is 400 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 64% at June 30, 2013.

(d)
Credit facility contains a covenant that requires Spectra Energy Partners to maintain a ratio of total Debt-to-Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the credit agreement, of 5.0 or less. As of June 30, 2013, this ratio was 3.1. Adjusted EBITDA is a non-GAAP measure. Because Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by companies in our industry, Spectra Energy Partners’ definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA should not be considered an alternative to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP.

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amounts available under the credit facilities. As of June 30, 2013, there were no revolving borrowings outstanding.

Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2013, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

As noted above, the terms of the Spectra Energy Capital, LLC (Spectra Capital) credit agreement requires our consolidated debt-to-total capitalization ratio, as defined in the agreement, to be 65% or lower. Per the terms of the agreement, collateralized debt and Spectra Energy Partners’ debt and capitalization are excluded in the calculation of the ratio. This ratio was 62% at June 30, 2013.

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

14. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	June 30, 2013
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$63	$—	$63	$—
Corporate debt securities	Current assets—other	19	—	19	—
Derivative assets—interest rate swaps	Current assets—other	5	—	5	—
Corporate debt securities	Investments and other assets—other	322	—	322	—
Derivative assets—interest rate swaps	Investments and other assets—other	25	—	25	—
Money market funds	Investments and other assets—other	1	1	—	—
Total Assets		$435	$1	$434	$—
Derivative liabilities—natural gas purchase contracts	Deferred credits and other liabilities—regulatory and other	$6	$—	$—	$6
Derivative liabilities—interest rate swaps	Deferred credits and other liabilities—regulatory and other	9	—	9	—
Total Liabilities		$15	$—	$9	$6

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2012
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$52	$—	$52	$—
Corporate debt securities	Current assets—other	16	—	16	—
Derivative assets—interest rate swaps	Current assets—other	13	—	13	—
Corporate debt securities	Investments and other assets—other	148	—	148	—
Derivative assets—interest rate swaps	Investments and other assets—other	48	—	48	—
Money market funds	Investments and other assets—other	1	1	—	—
Total Assets		$278	$1	$277	$—
Derivative liabilities—natural gas purchase contracts	Deferred credits and other liabilities—regulatory and other	$9	$—	$—	$9
Derivative liabilities—interest rate swaps	Deferred credits and other liabilities—regulatory and other	12	—	12	—
Total Liabilities		$21	$—	$12	$9

The following presents changes in Level 3 liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Long-term derivative liabilities
Fair value, beginning of period	$6	$15	$9	$14
Total realized/unrealized losses (gains):
Included in earnings	—	1	1	—
Included in other comprehensive income	—	(5)	(4)	(3)
Settlements	—	(1)	—	(1)
Fair value, end of period	$6	$10	$6	$10
Total losses (gains) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets/liabilities held at the end of the period	$—	$(1)	$1	$—

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

	June 30, 2013		December 31, 2012
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	12,773	13,950	11,518	13,539
___________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes unamortized items and fair value hedge carrying value adjustments.

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

At June 30, 2013, we had “pay floating—receive fixed” interest rate swaps outstanding with a total notional principal amount of $1,589 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount
Description	June 30, 2013			December 31, 2012
	(in millions)
Assets	$30	$4	$26	$61	$7	$54
Liabilities	9	4	5	12	7	5

As of June 30, 2013, we had an interest rate swap with a counterparty which was in a net liability position of $5 million which could be terminated at any time. In addition, we had an interest rate swap with another counterparty which was in a net liability position of $4 million which could be terminated by the counterparty if any of our credit ratings falls below investment grade.

Other than interest rate swaps described above, we did not have any significant derivatives outstanding during the six months ended June 30, 2013.
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
Included in Deferred Credits and Other Liabilities—Regulatory and Other on the Condensed Consolidated Balance Sheets are undiscounted liabilities related to extended environmental-related activities totaling $12 million as of June 30, 2013 and $13 million as of December 31, 2012. These liabilities represent provisions for costs associated with remediation activities at some of our current and former sites, as well as other environmental contingent liabilities.
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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of June 30, 2013 or December 31, 2012 related to litigation.
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
We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-100%-owned entities. In connection with our spin-off from Duke Energy Corporation (Duke Energy) in 2007, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of June 30, 2013 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these outstanding performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.
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
As of June 30, 2013, the amounts recorded for the guarantees and indemnifications described above are not material, both individually and in the aggregate.
18. Sale of Spectra Energy Partners Units

In April 2013, Spectra Energy Partners issued 5.2 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy. Total net proceeds to Spectra Energy Partners were $193 million (net proceeds to Spectra Energy were $190 million) and are restricted for the purposes of funding Spectra Energy Partners’ capital expenditures and acquisitions. The sale of the units decreased Spectra Energy's ownership in Spectra Energy Partners from 61% to 58%. In connection with the sale of the units, a $61 million gain ($38 million net of tax) to Additional Paid-in Capital and a $128 million increase in Equity-Noncontrolling Interests were recorded in the second quarter of 2013.

The following table presents the effects of changes in our ownership interests in non-100%-owned consolidated subsidiaries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net Income - Controlling Interests	$199	$215	$539	$548
Increase in Additional Paid-in Capital resulting from sale of units of Spectra Energy Partners	38	—	38	—
Total Net Income - Controlling Interests and changes in Equity - Controlling Interests	$237	$215	$577	$548

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
Our policy is to fund our retirement plans, where applicable, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions of $11 million to our U.S. retirement plans in both the six-month periods ended June 30, 2013 and 2012. We made total contributions to the Canadian DC and qualified DB plans of $46 million during the six months ended June 30, 2013 and $35 million for the same period in 2012. We anticipate that we will make total contributions of approximately $20 million to the U.S. plans and approximately $90 million to the Canadian plans in 2013.
Qualified and Non-Qualified Pension Plans—Components of Net Periodic Pension Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
U.S.
Service cost benefit earned	$4	$4	$9	$7
Interest cost on projected benefit obligation	6	6	11	12
Expected return on plan assets	(8)	(7)	(16)	(15)
Amortization of loss	5	3	10	7
Net periodic pension cost	$7	$6	$14	$11

Canada
Service cost benefit earned	$8	$6	$16	$13
Interest cost on projected benefit obligation	12	12	25	25
Expected return on plan assets	(16)	(14)	(33)	(29)
Amortization of loss	9	9	18	18
Amortization of prior service costs	1	1	1	1
Net periodic pension cost	$14	$14	$27	$28

Other Post-Retirement Benefit Plans. We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

Other Post-Retirement Benefit Plans—Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
U.S.
Interest cost on accumulated post-retirement benefit obligation	$2	$1	$4	$4
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of loss	1	1	1	1
Net periodic other post-retirement benefit cost	$2	$1	$3	$3

Canada
Service cost benefit earned	$1	$2	$2	$4
Interest cost on accumulated post-retirement benefit obligation	1	1	3	3
Amortization of loss	—	1	—	1
Net periodic other post-retirement benefit cost	$2	$4	$5	$8
Retirement/Savings Plan
We have employee savings plans available to both U.S. and Canadian employees. Employees may participate in a matching contribution where we match a certain percentage of before-tax employee contributions of up to 6% of eligible pay per pay period for U.S. employees and up to 5% of eligible pay per pay period for Canadian employees. We expensed pre-tax employer matching contributions of $4 million and $3 million in the three-month periods ended June 30, 2013 and 2012, respectively, and $7 million in both the six-month periods ended June 30, 2013 and 2012 for U.S. employees. We expensed pre-tax employer matching contributions of $3 million in both the three-month periods ended June 30, 2013 and 2012 and $6 million in both the six-month periods ended June 30, 2013 and 2012 for Canadian employees.
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

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2013
Total operating revenues	$—	$—	$1,220	$—	$1,220
Total operating expenses	1	—	865	—	866
Operating income (loss)	(1)	—	355	—	354
Equity in earnings of unconsolidated affiliates	—	—	72	—	72
Equity in earnings of subsidiaries	194	317	—	(511)	—
Other income and expenses, net	(1)	1	22	—	22
Interest expense	—	51	109	—	160
Earnings before income taxes	192	267	340	(511)	288
Income tax expense (benefit)	(7)	73	(4)	—	62
Net income	199	194	344	(511)	226
Net income—noncontrolling interests	—	—	27	—	27
Net income—controlling interests	$199	$194	$317	$(511)	$199

Three Months Ended June 30, 2012
Total operating revenues	$—	$—	$1,112	$—	$1,112
Total operating expenses	6	—	740	—	746
Gains on sales of other assets and other, net	—	—	1	—	1
Operating income (loss)	(6)	—	373	—	367
Equity in earnings of unconsolidated affiliates	—	—	91	—	91
Equity in earnings of subsidiaries	216	342	—	(558)	—
Other income and expenses, net	—	1	17	—	18
Interest expense	—	48	107	—	155
Earnings from continuing operations before income taxes	210	295	374	(558)	321
Income tax expense (benefit) from continuing operations	(6)	79	7	—	80
Income from continuing operations	216	216	367	(558)	241
Income (loss) from discontinued operations, net of tax	(1)	—	1	—	—
Net income	215	216	368	(558)	241
Net income—noncontrolling interests	—	—	26	—	26
Net income—controlling interests	$215	$216	$342	$(558)	$215

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Six Months Ended June 30, 2013
Total operating revenues	$—	$—	$2,810	$(1)	$2,809
Total operating expenses	3	—	1,947	(1)	1,949
Operating income (loss)	(3)	—	863	—	860
Equity in earnings of unconsolidated affiliates	—	—	182	—	182
Equity in earnings of subsidiaries	531	826	—	(1,357)	—
Other income and expenses, net	(3)	4	54	—	55
Interest expense	—	99	210	—	309
Earnings before income taxes	525	731	889	(1,357)	788
Income tax expense (benefit)	(14)	200	6	—	192
Net income	539	531	883	(1,357)	596
Net income—noncontrolling interests	—	—	57	—	57
Net income—controlling interests	$539	$531	$826	$(1,357)	$539

Six Months Ended June 30, 2012
Total operating revenues	$—	$—	$2,657	$(1)	$2,656
Total operating expenses	8	—	1,765	(1)	1,772
Gains on sales of other assets and other, net	—	—	2	—	2
Operating income (loss)	(8)	—	894	—	886
Equity in earnings of unconsolidated affiliates	—	—	209	—	209
Equity in earnings of subsidiaries	545	828	—	(1,373)	—
Other income and expenses, net	(1)	1	34	—	34
Interest expense	—	96	216	—	312
Earnings from continuing operations before income taxes	536	733	921	(1,373)	817
Income tax expense (benefit) from continuing operations	(13)	188	42	—	217
Income from continuing operations	549	545	879	(1,373)	600
Income (loss) from discontinued operations, net of tax	(1)	—	3	—	2
Net income	548	545	882	(1,373)	602
Net income—noncontrolling interests	—	—	54	—	54
Net income—controlling interests	$548	$545	$828	$(1,373)	$548

Spectra Energy Corp
Condensed Consolidating Statements of Comprehensive Income
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2013
Net income	$199	$194	$344	$(511)	$226
Other comprehensive income (loss)	3	1	(244)	—	(240)
Total comprehensive income (loss), net of tax	202	195	100	(511)	(14)
Less: comprehensive income—noncontrolling interests	—	—	25	—	25
Comprehensive income (loss)—controlling interests	$202	$195	$75	$(511)	$(39)

Three Months Ended June 30, 2012
Net income	$215	$216	$368	$(558)	$241
Other comprehensive income (loss)	3	—	(113)	—	(110)
Total comprehensive income, net of tax	218	216	255	(558)	131
Less: comprehensive income—noncontrolling interests	—	—	24	—	24
Comprehensive income—controlling interests	$218	$216	$231	$(558)	$107

Six Months Ended June 30, 2013
Net income	$539	$531	$883	$(1,357)	$596
Other comprehensive income (loss)	7	1	(420)	—	(412)
Total comprehensive income, net of tax	546	532	463	(1,357)	184
Less: comprehensive income—noncontrolling interests	—	—	52	—	52
Comprehensive income—controlling interests	$546	$532	$411	$(1,357)	$132

Six Months Ended June 30, 2012
Net income	$548	$545	$882	$(1,373)	$602
Other comprehensive income	7	1	51	—	59
Total comprehensive income, net of tax	555	546	933	(1,373)	661
Less: comprehensive income—noncontrolling interests	—	—	54	—	54
Comprehensive income—controlling interests	$555	$546	$879	$(1,373)	$607

Spectra Energy Corp
Condensed Consolidating Balance Sheet
June 30, 2013
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2	$215	$—	$217
Receivables—consolidated subsidiaries	7	7	—	(14)	—
Receivables—other	1	56	900	—	957
Other current assets	14	17	522	—	553
Total current assets	22	82	1,637	(14)	1,727
Investments in and loans to unconsolidated affiliates	—	70	2,813	—	2,883
Investments in consolidated subsidiaries	13,190	17,133	—	(30,323)	—
Advances receivable—consolidated subsidiaries	—	5,845	—	(5,845)	—
Notes receivable—consolidated subsidiaries	—	—	905	(905)	—
Goodwill	—	—	4,806	—	4,806
Other assets	43	41	601	—	685
Property, plant and equipment, net	—	—	21,297	—	21,297
Regulatory assets and deferred debits	3	17	1,242	—	1,262
Total Assets	$13,258	$23,188	$33,301	$(37,087)	$32,660

Accounts payable—other	$2	$61	$514	$—	$577
Accounts payable—consolidated subsidiaries	—	—	16	(16)	—
Commercial paper	—	1,128	556	—	1,684
Short-term borrowings—consolidated subsidiaries	—	903	—	(903)	—
Accrued taxes payable	10	—	76	—	86
Current maturities of long-term debt	—	399	741	—	1,140
Other current liabilities	49	105	870	—	1,024
Total current liabilities	61	2,596	2,773	(919)	4,511
Long-term debt	—	4,221	7,435	—	11,656
Advances payable—consolidated subsidiaries	4,258	—	1,587	(5,845)	—
Deferred credits and other liabilities	195	3,181	3,130	—	6,506
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	8,744	13,190	17,133	(30,323)	8,744
Noncontrolling interests	—	—	985	—	985
Total equity	8,744	13,190	18,118	(30,323)	9,729
Total Liabilities and Equity	$13,258	$23,188	$33,301	$(37,087)	$32,660

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

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$539	$531	$883	$(1,357)	$596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	388	—	388
Equity in earnings of unconsolidated affiliates	—	—	(182)	—	(182)
Equity in earnings of consolidated subsidiaries	(531)	(826)	—	1,357	—
Distributions received from unconsolidated affiliates	—	—	147	—	147
Other	(7)	335	(77)	—	251
Net cash provided by operating activities	1	40	1,159	—	1,200
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(959)	—	(959)
Investments in and loans to unconsolidated affiliates	—	—	(168)	—	(168)
Acquisitions, net of cash acquired	—	—	(1,254)	—	(1,254)
Purchases of held-to-maturity securities	—	—	(456)	—	(456)
Proceeds from sales and maturities of held-to-maturity securities	—	—	463	—	463
Purchases of available-for-sale securities	—	—	(2,899)	—	(2,899)
Proceeds from sales and maturities of available-for-sale securities	—	—	2,722	—	2,722
Distributions received from unconsolidated affiliates	—	—	13	—	13
Advances from (to) affiliates	156	(589)	—	433	—
Other changes in restricted funds	—	—	1	—	1
Other	—	—	2	—	2
Net cash provided by (used in) investing activities	156	(589)	(2,535)	433	(2,535)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	1,848	—	—	1,848
Payments for the redemption of long-term debt	—	(495)	(51)	—	(546)
Net increase (decrease) in commercial paper	—	615	(175)	—	440
Net decrease in short-term borrowings—consolidated subsidiaries	—	(9)	—	9	—
Distributions to noncontrolling interests	—	—	(69)	—	(69)
Proceeds from the issuance of Spectra Energy Partners common units	—	—	190	—	190
Dividends paid on common stock	(412)	—	—	—	(412)
Distributions and advances from (to) affiliates	240	(1,405)	1,607	(442)	—
Other	15	(6)	1	—	10
Net cash provided by (used in) financing activities	(157)	548	1,503	(433)	1,461
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents	—	(1)	124	—	123
Cash and cash equivalents at beginning of period	—	3	91	—	94
Cash and cash equivalents at end of period	$—	$2	$215	$—	$217

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2012
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$548	$545	$882	$(1,373)	$602
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	375	—	375
Equity in earnings of unconsolidated affiliates	—	—	(209)	—	(209)
Equity in earnings of consolidated subsidiaries	(545)	(828)	—	1,373	—
Distributions received from unconsolidated affiliates	—	—	197	—	197
Other	(66)	153	107	—	194
Net cash provided by (used in) operating activities	(63)	(130)	1,352	—	1,159
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(789)	—	(789)
Acquisitions	—	—	(30)	—	(30)
Purchases of held-to-maturity securities	—	—	(1,490)	—	(1,490)
Proceeds from sales and maturities of held-to-maturity securities	—	—	1,387	—	1,387
Proceeds from sales and maturities of available-for-sale securities	—	—	21	—	21
Distributions received from unconsolidated affiliates	—	—	11	—	11
Advances to affiliates	(16)	(264)	—	280	—
Other changes in restricted funds	—	—	92	—	92
Other	—	—	6	—	6
Net cash used in investing activities	(16)	(264)	(792)	280	(792)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	—	—	(28)	—	(28)
Net increase (decrease) in commercial paper	—	184	(169)	—	15
Distributions to noncontrolling interests	—	—	(56)	—	(56)
Dividends paid on common stock	(372)	—	—	—	(372)
Distributions and advances from (to) affiliates	425	209	(354)	(280)	—
Other	26	—	1	—	27
Net cash provided by (used in) financing activities	79	393	(606)	(280)	(414)
Effect of exchange rate changes on cash	—	—	—	—	—
Net decrease in cash and cash equivalents	—	(1)	(46)	—	(47)
Cash and cash equivalents at beginning of period	—	2	172	—	174
Cash and cash equivalents at end of period	$—	$1	$126	$—	$127

21. New Accounting Pronouncements
There were no significant accounting pronouncements adopted during the six months ended June 30, 2013 that had a material impact on our consolidated results of operations, financial position or cash flows.
22. Subsequent Events
On July 2, 2013, Union Gas issued 250 million Canadian dollars (approximately $237 million as of the issuance date) aggregate principal amount of 3.79% notes due 2023. Net proceeds from the offering will be used for general corporate purposes.

On August 2, 2013, subsidiaries of Spectra Energy contributed a 40% interest in the U.S. portion of Express-Platte to Spectra Energy Partners and sold a 100% ownership interest in the Canadian portion to Spectra Energy Partners. Aggregate consideration for the transactions consisted of approximately $410 million in cash, $319 million in newly issued Spectra Energy Partners partnership units and $129 million of acquired Express-Platte debt.

On August 5, 2013, Spectra Energy entered into a definitive agreement with Spectra Energy Partners under which Spectra Energy will contribute to Spectra Energy Partners substantially all of Spectra Energy's remaining interests in its other subsidiaries that own U.S. transmission and storage and liquids assets. Our interest in DCP Midstream is not part of the transaction. Aggregate consideration for the transaction will be 175.5 million in newly issued Spectra Energy Partners partnership units, $2.2 billion in cash, and the indirect assumption of approximately $2.5 billion of third-party debt of the contributed entities.  Completion of the transaction is subject to regulatory approval and customary closing conditions.  The initial closing, which will include substantially all the contributed entities, is expected to occur in the fourth quarter of 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
Executive Overview
For the three months ended June 30, 2013 and 2012, we reported net income from controlling interests of $199 million and $215 million, respectively. For the six months ended June 30, 2013 and 2012, we reported net income from controlling interests of $539 million and $548 million, respectively.
The highlights for the three months and six months ended June 30, 2013 include the following:

•
U.S. Transmission's earnings increased mainly due to higher earnings from expansion projects at Texas Eastern Transmission, LP (Texas Eastern), partially offset by expected lower storage and transportation revenues,

•
Distribution’s earnings reflected higher customer usage as a result of colder weather and an increase in 2013 rates, partially offset by expected lower transportation and storage revenues and higher employee benefit costs,

•
Western Canada Transmission & Processing’s earnings for the three-month period decreased mainly driven by scheduled major plant turnarounds and lower contracted volumes in the conventional gathering and processing business, partially offset by higher NGL earnings at Empress due to lower production costs and higher sales volumes. For the six-month period, the decrease was mostly attributable to scheduled major plant turnarounds in the second quarter of 2013 and lower contracted volumes in the conventional gathering and processing business, partially offset by higher NGL earnings at Empress due to lower production costs, net of lower sales prices,

•
Field Services’ earnings for the three-month period decreased mostly due to the effects of asset dropdowns to DCP Partners, partially offset by lower operating costs, higher commodity prices and an increase in gains associated with the issuance of partnership units by DCP Partners. The decrease for the six-month period is mostly due to the effects of asset dropdowns to DCP Partners, lower commodity prices and lower gathering and processing margins, partially offset by increased gains associated with the issuance of partnership units by DCP Partners, a reduction in depreciation expense attributable to an increase in the remaining useful lives of gathering, transmission, processing, storage and other assets during the second quarter of 2012 and lower operating costs, and

•	Liquid’s results primarily reflect the earnings of Express-Platte from the date of acquisition in March 2013.
We closed our acquisition of Express-Platte in March 2013. Express-Platte forms a significant part of our new reportable business segment, “Liquids,” which also includes our one-third ownership interests in Sand Hills and Southern Hills, which were placed in service in the second quarter of 2013. See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements for further discussion.
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
On August 2, 2013, subsidiaries of Spectra Energy contributed a 40% interest in the U.S. portion of Express-Platte to Spectra Energy Partners and sold a 100% ownership interest in the Canadian portion to Spectra Energy Partners. Aggregate consideration for the transactions consisted of approximately $410 million in cash, $319 million in newly issued Spectra Energy Partners partnership units and $129 million of acquired Express-Platte debt.

On August 5, 2013, Spectra Energy entered into a definitive agreement with Spectra Energy Partners under which Spectra Energy will contribute to Spectra Energy Partners substantially all of Spectra Energy's remaining interests in its other subsidiaries that own U.S. transmission and storage and liquids assets. Our interest in DCP Midstream is not part of the transaction. See Note 22 of Notes to Condensed Consolidated Financial Statements for further discussion.
In the first six months of 2013, we had $1,127 million of capital and investment expenditures in addition to the acquisition of Express-Platte. Excluding the acquisition of Express-Platte, we currently project approximately $2.2 billion of capital and investment expenditures for the full year, including expansion capital expenditures of approximately $1.4 billion. Expansion projects for 2013 are on track.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capitalization structure. Therefore, financing these growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuance of long-term debt. We have access to approximately $1.2 billion available under our credit facilities as of June 30, 2013 to be utilized as needed for effective working capital management.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Operating revenues	$1,220	$1,112	$2,809	$2,656
Operating expenses	866	746	1,949	1,772
Gains on sales of other assets and other, net	—	1	—	2
Operating income	354	367	860	886
Other income and expenses	94	109	237	243
Interest expense	160	155	309	312
Earnings from continuing operations before income taxes	288	321	788	817
Income tax expense from continuing operations	62	80	192	217
Income from continuing operations	226	241	596	600
Income from discontinued operations, net of tax	—	—	—	2
Net income	226	241	596	602
Net income—noncontrolling interests	27	26	57	54
Net income—controlling interests	$199	$215	$539	$548
Three and Six Months Ended June 30, 2013 Compared to Same Periods in 2012
Operating Revenues. Operating revenues for the three and six months ended June 30, 2013 increased by $108 million, or 10%, and $153 million, or 6%, respectively, compared to the same periods in 2012. The increases were driven mainly by:

•
an increase in customer usage of natural gas largely due to colder weather, higher natural gas prices passed through to customers, an increase in 2013 rates as approved by the OEB and growth in the number of customers at Distribution,

•	revenues from Express-Platte from the date of the acquisition in March 2013 at Liquids,

•	higher revenues from expansion projects at Western Canada Transmission & Processing and U.S. Transmission,

•
at Western Canada Transmission & Processing, the decrease for the three-month period was mainly due to expected lower contracted volumes in the conventional gathering and processing business, mostly offset by higher NGL sales volumes due to increased isobutane and normal butane sales at the Empress operations. For the six-month period, the decrease was due to lower gathering and processing revenues due primarily to expected lower contracted volumes in the conventional gathering and processing business, decreased sales volumes of residual natural gas and NGLs and lower NGL sales prices at the Empress operations, and

•	lower recoveries of electric power and other costs passed through to customers, and lower storage and transportation revenues at U.S. Transmission.
Operating Expenses. Operating expenses for the three and six months ended June 30, 2013 increased by $120 million, or 16%, and $177 million, or 10%, respectively, compared to the same periods in 2012. The increases were driven mainly by:

•	an increase in volumes of natural gas sold largely due to colder weather, higher natural gas prices passed through to customers, and growth in the number of customers at Distribution,

•	operating expenses from Express-Platte from the date of the acquisition in March 2013 at Liquids,

•
at Western Canada Transmission & Processing, an increase for the three-month period is mainly due to scheduled major plant turnarounds in 2013, increased depreciation expense due to expansion projects and increased volumes of natural gas purchases for extraction and make-up primarily as a result of higher NGL volumes, net of lower production costs caused primarily by lower extraction premiums for the Empress operations. For the six-month period, the increase is mainly due to scheduled major plant turnarounds in the second quarter of 2013 and increased depreciation expense due to expansion projects, substantially offset by decreased volumes of natural gas purchases for extraction and make-up primarily as a result of lower NGL volumes and lower production costs caused primarily by lower extraction premiums for the Empress operations, and

•	higher corporate costs primarily due to the stock-based long-term incentive plan, partially offset by

•	lower recoveries of electric power and other costs passed through to customers at U.S. Transmission.
Operating Income. Operating income for the three months ended June 30, 2013 decreased by $13 million, or 4%, compared to the same period in 2012. The decrease was mostly attributable to increased operating costs associated with scheduled major plant turnarounds, lower earnings in the conventional gathering and processing business driven by lower contracted volumes, partially offset by higher NGL earnings due mainly to lower production costs and higher sales volumes related to the Empress operations all at Western Canada Transmission & Processing, lower transportation and storage revenues, net of higher customer usage due to colder weather at Distribution, and higher corporate costs. Lower operating income was partially offset by the earnings of Express-Platte that was acquired in March 2013 at Liquids.
Operating income for the six months ended June 30, 2013 decreased by $26 million, or 3%, compared to the same period in 2012. The decrease was mostly attributable to increased operating costs primarily associated with scheduled major plant turnarounds and lower earnings in the conventional gathering and processing business driven by lower contracted volumes, partially offset by higher NGL earnings due mainly to lower production costs, net of lower sales prices related to the Empress operations, all at Western Canada Transmission & Processing, lower storage and transportation revenues, net of earnings from expansion projects at U.S. Transmission, and higher corporate costs. Lower operating income was partially offset by the earnings of Express-Platte from the date of acquisition in March 2013 at Liquids.
Other Income and Expenses. Other income and expenses for the three months ended June 30, 2013 decreased by $15 million, or 14%, compared to the same period in 2012. The decrease was attributable to lower equity earnings from Field Services mainly due to increased net income attributable to noncontrolling interests as a result of incremental dropdowns to DCP Partners, the mark-to-market effects of commodity hedges at DCP Partners and higher depreciation expense as a result of growth in DCP Midstream’s business, partially offset by lower operating costs, higher commodity prices and an increase in gains associated with the issuance of partnership units by DCP Partners. The lower equity earnings from Field Services is partially offset by higher allowance for funds used during construction (AFUDC) resulting from increased capital spending on expansion projects at U.S. Transmission.
Other income and expenses for the six months ended June 30, 2013 decreased by $6 million, or 2%, compared to the same period in 2012. The decrease was attributable to lower equity earnings from Field Services mainly due to lower commodity prices, the mark-to-market effects of commodity hedges at DCP Partners, increased net income attributable to noncontrolling interests as a result of incremental dropdowns to DCP Partners and lower gathering and processing margins, partially offset by an increase in gains associated with the issuance of partnership units by DCP Partners, a reduction in depreciation expense attributable to an increase of the remaining useful lives of DCP Midstream’s gathering, transmission, processing, storage and other assets during the second quarter of 2012, and lower operating costs. The lower equity earnings from Field Services is substantially offset by higher AFUDC resulting from increased capital spending on expansion projects at U.S. Transmission.
Interest Expense. Interest expense for the three and six months ended June 30, 2013 increased by $5 million, or 3%, and decreased by $3 million, or 1%, compared to the same periods in 2012. The increase for the three month period was mainly due to higher debt balances, partially offset by increased capitalized interest primarily resulting from our investments in Sand Hills and Southern Hills.
Income Tax Expense from Continuing Operations. Income tax expense from continuing operations for the three and six months ended June 30, 2013 decreased by $18 million and $25 million, respectively, compared to the same periods in 2012. The decreases were attributable to favorable enacted Canadian federal income tax legislation and lower earnings.
The effective tax rates for income from continuing operations for the three-month periods ended June 30, 2013 and 2012 were 22% and 25%, respectively, and 24% and 27% for the six-month periods, respectively. The lower effective tax rates were primarily due to favorable enacted Canadian federal income tax legislation.
Net Income—Noncontrolling Interests. Net income from noncontrolling interests for the three and six months ended June 30, 2013 increased by $1 million and $3 million, respectively, compared to the same periods in 2012. The increases were driven by higher earnings from Spectra Energy Partners, the Spectra Energy Partners public sale of partner units in the fourth quarter of 2012 and second quarter of 2013 and the transfer of a 38.76% interest in Maritimes & Northeast Pipeline, L.L.C. (M&N LLC) from Spectra Energy to Spectra Energy Partners in the fourth quarter of 2012.
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
Our segment EBIT may not be comparable to similarly titled measures of other companies because other companies may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table and detailed discussions follow:
EBIT by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
U.S. Transmission	$248	$237	$514	$508
Distribution	65	75	233	226
Western Canada Transmission & Processing	74	94	185	232
Field Services	46	66	134	159
Liquids	32	—	38	—
Total reportable segment EBIT	465	472	1,104	1,125
Other	(45)	(25)	(71)	(54)
Total reportable segment and other EBIT	420	447	1,033	1,071
Interest expense	160	155	309	312
Interest income and other (a)	28	29	64	58
Earnings from continuing operations before income taxes	$288	$321	$788	$817
___________

(a)	Includes foreign currency transaction gains and losses and the add-back of noncontrolling interests related to segment EBIT.

Noncontrolling interests as presented in the following segment-level discussions includes only noncontrolling interests related to EBIT of non-100%-owned subsidiaries. It does not include noncontrolling interests related to interest and taxes of those operations. The amounts discussed below include intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.
U.S. Transmission

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$456	$464	$(8)	$940	$959	$(19)
Operating expenses
Operating, maintenance and other	159	162	(3)	313	319	(6)
Depreciation and amortization	71	71	—	143	141	2
Gains on sales of other assets and other, net	—	2	(2)	—	3	(3)
Operating income	226	233	(7)	484	502	(18)
Other income and expenses	52	32	20	93	63	30
Noncontrolling interests	30	28	2	63	57	6
EBIT	$248	$237	$11	$514	$508	$6

Proportional throughput, TBtu (a)	656	612	44	1,494	1,375	119
___________

(a)	Trillion British thermal units. Revenues are not significantly affected by pipeline throughput fluctuations, since revenues are primarily composed of demand charges.

Three Months Ended June 30, 2013 Compared to Same Period in 2012
Operating Revenues. The $8 million decrease was driven by:

•	an $11 million decrease in recoveries of electric power and other costs passed through to customers, and

•	an $8 million decrease from lower storage revenues, partially offset by

•	a $6 million increase from expansion projects primarily at Texas Eastern, and

•	a $5 million increase in processing revenues associated with pipeline operations primarily due to higher volumes.
Operating, Maintenance and Other. The $3 million decrease was driven by:

•	a $9 million decrease in electric power and other costs passed through to customers, partially offset by

•	a $5 million increase due to higher employee benefit costs and ad valorem taxes, net of lower software amortization.
Other Income and Expenses. The $20 million increase was primarily due to higher AFUDC resulting from increased capital spending on expansion projects.
Noncontrolling Interests. The $2 million increase was driven by the transfer of a 38.76% interest in M&N LLC from Spectra Energy to Spectra Energy Partners in the fourth quarter of 2012 and the additional issuances of Spectra Energy Partners partner units.

EBIT. The $11 million increase was driven mostly by higher earnings from expansions at Texas Eastern and higher processing revenues, partially offset by lower storage revenues.
Six Months Ended June 30, 2013 Compared to Same Period in 2012
Operating Revenues. The $19 million decrease was driven by:

•	a $20 million decrease in recoveries of electric power and other costs passed through to customers, and

•	a $19 million decrease from lower transportation revenues mainly at Texas Eastern and Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission) and lower storage revenues, partially offset by

•	a $13 million increase from expansion projects primarily at Texas Eastern, and

•	a $7 million increase in processing revenues associated with pipeline operations primarily due to higher volumes.
Operating, Maintenance and Other. The $6 million decrease was driven by:

•	a $17 million decrease in electric power and other costs passed through to customers, partially offset by

•	a $10 million increase due to higher employee benefit costs and ad valorem taxes, net of lower software amortization.
Other Income and Expenses. The $30 million increase was primarily due to higher AFUDC resulting from increased capital spending on expansion projects.
Noncontrolling Interests. The $6 million increase was driven by the transfer of a 38.76% interest in M&N LLC from Spectra Energy to Spectra Energy Partners in the fourth quarter of 2012 and the additional issuances of Spectra Energy Partners partner units.
EBIT. The $6 million increase was driven by higher earnings from expansions at Texas Eastern, partially offset by lower storage and transportation revenues and higher operating costs.
Distribution

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$352	$322	$30	$1,051	$919	$132
Operating expenses
Natural gas purchased	128	89	39	497	375	122
Operating, maintenance and other	108	106	2	219	213	6
Depreciation and amortization	51	52	(1)	102	105	(3)
EBIT	$65	$75	$(10)	$233	$226	$7

Number of customers, thousands				1,386	1,367	19
Heating degree days, Fahrenheit	963	807	156	4,488	3,699	789
Pipeline throughput, TBtu	195	159	36	509	426	83
Canadian dollar exchange rate, average	1.02	1.01	0.01	1.02	1.01	0.01
Three Months Ended June 30, 2013 Compared to Same Period in 2012
Operating Revenues. The $30 million increase was driven by:

•
an $18 million increase from higher natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month New York Mercantile Exchange (NYMEX) forecast,

•	a $17 million increase in customer usage of natural gas primarily due to weather that was 19% colder than the same period in 2012,

•	a $7 million increase from higher distribution rates in accordance with an OEB rate order effective January 1, 2013, and

•	a $5 million increase from growth in the number of customers, partially offset by

•	a $6 million decrease as a result of the sharing of revenues realized from the optimization of upstream transportation contracts in accordance with an OEB rate order effective January 1, 2013,

•	a $6 million decrease resulting from a weaker Canadian dollar,

•	a $5 million decrease in storage revenue primarily due to lower prices, and

•	a $3 million decrease in transportation revenue primarily due to lower short-term transportation revenues, net of a settlement received from the termination of a transportation contract.
Natural Gas Purchased. The $39 million increase was driven by:

•	an $18 million increase from higher natural gas prices passed through to customers,

•	a $12 million increase due to higher volumes of natural gas sold primarily due to colder weather, and

•	a $3 million increase from growth in the number of customers, partially offset by

•	a $2 million decrease resulting from a weaker Canadian dollar.
EBIT. The $10 million decrease was largely the result of lower transportation and storage revenues, partially offset by higher customer usage due to colder weather.
Six Months Ended June 30, 2013 Compared to Same Period in 2012
Operating Revenues. The $132 million increase was driven by:

•	a $92 million increase in customer usage of natural gas primarily due to weather that was 21% colder than the same period in 2012,

•	a $30 million increase from higher natural gas prices passed through to customers,

•	a $23 million increase from higher distribution rates in accordance with the OEB rate order effective January 1, 2013, and

•	a $21 million increase from growth in the number of customers, partially offset by

•	a $15 million decrease as a result of the sharing of revenues realized from the optimization of upstream transportation contracts in accordance with the OEB rate order effective January 1, 2013,

•	a $10 million decrease resulting from a weaker Canadian dollar,

•	an $8 million decrease in storage revenue primarily due to lower prices, and

•	a $5 million decrease in transportation revenue primarily due to lower short-term transportation revenues, net of a settlement received from the termination of a transportation contract.
Natural Gas Purchased. The $122 million increase was driven by:

•	a $73 million increase due to higher volumes of natural gas sold due to colder weather,

•	a $30 million increase from higher natural gas prices passed through to customers, and

•	a $17 million increase from growth in the number of customers, partially offset by

•	a $5 million decrease resulting from a weaker Canadian dollar.
Operating, Maintenance and Other. The $6 million increase was primarily driven by higher employee benefit costs.
EBIT. The $7 million increase was largely the result of higher customer usage due to colder weather and an increase in rates as approved by the OEB, partially offset by lower storage and transportation revenues, and higher employee benefit costs.
Western Canada Transmission & Processing

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$357	$329	$28	$765	$795	$(30)
Operating expenses
Natural gas and petroleum products purchased	59	62	(3)	170	223	(53)
Operating, maintenance and other	166	133	33	309	264	45
Depreciation and amortization	58	48	10	110	95	15
Operating income	74	86	(12)	176	213	(37)
Other income and expenses	—	8	(8)	9	19	(10)
EBIT	$74	$94	$(20)	$185	$232	$(47)

Pipeline throughput, TBtu	155	155	—	339	332	7
Volumes processed, TBtu	157	160	(3)	332	339	(7)
Empress inlet volumes, TBtu	104	109	(5)	225	280	(55)
Canadian dollar exchange rate, average	1.02	1.01	0.01	1.02	1.01	0.01

Three Months Ended June 30, 2013 Compared to Same Period in 2012
Operating Revenues. The $28 million increase was driven by:

•
an $18 million increase in gathering and processing revenues due primarily to contracted volumes from expansions associated with unconventional supply discoveries in the Horn River and Montney areas of British Columbia,

•	a $12 million increase due primarily to higher sales volumes of residual natural gas at the Empress operations,

•	a $10 million increase in NGL sales volumes at Empress due primarily to increased isobutane and normal butane sales, and

•	a $3 million increase in transmission revenues due primarily to expansion, partially offset by

•	a $12 million expected decrease in contracted volumes in the conventional gathering and processing business due to decontracting as a result of customers’ shift to unconventional development, and

•	a $5 million decrease as a result of a weaker Canadian dollar.
Natural Gas and Petroleum Products Purchased. The $3 million decrease was driven by:

•	an $8 million noncash charge in the second quarter of 2012 to reduce the book value of propane inventory to estimated net realizable value at the Empress operations, and

•	a $7 million decrease as a result of lower production costs for the Empress facility caused primarily by lower extraction premiums, substantially offset by

•	a $12 million increase in volumes of natural gas purchases for extraction and make-up at Empress as a result of higher NGL volumes.
Operating, Maintenance and Other. The $33 million increase was driven by:

•	a $21 million increase due to scheduled plant turnarounds in the second quarter of 2013,

•	a $6 million increase due to operating costs of the new facilities at Dawson and Fort Nelson North, and

•	a $5 million increase in Empress plant fuel and electricity costs due to higher prices in 2013.
Depreciation and Amortization. The $10 million increase was driven mainly by expansion projects placed in service.
Other Income and Expenses. The $8 million decrease was driven primarily by lower AFUDC resulting from decreased capital spending on expansion projects.
EBIT. The $20 million decrease was driven mainly by lower earnings in the conventional gathering and processing business driven by maintenance costs associated with scheduled plant turnarounds and expected lower contracted volumes, partially offset by higher earnings at the Empress NGL business due mainly to lower production costs and higher sales volumes in 2013 and a noncash propane inventory valuation adjustment in 2012.
Six Months Ended June 30, 2013 Compared to Same Period in 2012
Operating Revenues. The $30 million decrease was driven by:

•	a $30 million decrease in conventional gathering and processing revenues due primarily to expected lower contracted volumes,

•	a $19 million decrease due to lower sales prices associated with the Empress NGL business,

•	an $8 million decrease as a result of a weaker Canadian dollar,

•	a $6 million decrease in NGL sales volumes at Empress due to lower sales of isobutane and normal butane, and

•	a $5 million decrease due primarily to lower sales volumes of residual natural gas at the Empress operations, partially offset by

•	a $24 million increase in gathering and processing revenues due primarily to expansion in unconventional areas for Horn River and Montney development,

•	a $9 million increase in transmission revenues due primarily to expansion, and

•	a $4 million increase in carbon and other non-income tax expense recovered from customers.
Natural Gas and Petroleum Products Purchased. The $53 million decrease was driven by:

•	a $27 million decrease as a result of lower production costs for the Empress facility caused primarily by lower extraction premiums,

•	a $16 million decrease in volumes of natural gas purchases for extraction and make-up at Empress, primarily as a result of lower NGL volumes, and

•	an $8 million noncash charge in the second quarter of 2012 to write down propane inventory to estimated net realizable value at the Empress operations.
Operating, Maintenance and Other. The $45 million increase was driven by:

•	a $21 million increase due to scheduled plant turnarounds in the second quarter of 2013,

•	an $8 million increase due to operating costs of the new facilities at Dawson and Fort Nelson North,

•	a $5 million increase in Empress plant fuel and electricity costs due to higher prices in 2013, and

•	a $4 million increase in carbon and other non-income tax expense.
Depreciation and Amortization. The $15 million increase was driven mainly by expansion projects placed in service.
Other Income and Expenses. The $10 million decrease was driven primarily by lower AFUDC resulting from decreased capital spending on expansion projects.
EBIT. The $47 million decrease was driven mainly by lower earnings in the conventional gathering and processing business driven by maintenance costs associated with scheduled plant turnarounds and expected lower contracted volumes, partially offset by higher earnings at the Empress NGL business due primarily to lower production costs, partially offset by lower sales prices.
Field Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in millions, except where noted)
Equity in earnings of unconsolidated affiliates	$46	$66	$(20)	$134	$159	$(25)
EBIT	$46	$66	$(20)	$134	$159	$(25)

Natural gas gathered and processed/transported, TBtu/d (a,b)	7.1	7.0	0.1	7.0	7.1	(0.1)
NGL production, MBbl/d (a,c)	412	392	20	404	402	2
Average natural gas price per MMBtu (d,e)	$4.09	$2.22	$1.87	$3.71	$2.48	$1.23
Average NGL price per gallon (f)	$0.71	$0.77	$(0.06)	$0.72	$0.89	$(0.17)
Average crude oil price per barrel (g)	$94.22	$93.46	$0.76	$94.44	$98.15	$(3.71)
___________

(a)	Reflects 100% of volumes.

(b)	Trillion British thermal units per day.

(c)	Thousand barrels per day.

(d)	Average price based on NYMEX Henry Hub.

(e)	Million British thermal units.

(f)	Does not reflect results of commodity hedges.

(g)	Average price based on NYMEX calendar month.

Three Months Ended June 30, 2013 Compared to Same Period in 2012
EBIT. Lower equity earnings of $20 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $16 million decrease primarily attributable to the unfavorable impact of incremental dropdowns to DCP Partners, which increased net income attributable to noncontrolling interests,

•
a $14 million decrease attributable to the unfavorable mark-to-market impact of commodity hedges associated with dropdowns to DCP Partners and unfavorable results from NGL marketing, partially offset by favorable results from gas marketing,

•	a $9 million decrease due to higher depreciation expense partially as a result of growth in DCP Midstream’s business, and

•	a $5 million decrease attributable to higher interest expense due to higher debt balances in 2013 and increased income tax expense, partially offset by

•	a $9 million increase primarily attributable to lower operating costs due to a cost reduction initiative, partially offset by asset growth,

•	an $8 million increase from commodity-sensitive processing arrangements due to higher natural gas and crude oil prices, net of lower NGL prices, and

•	a $7 million increase in gains associated with the issuance of partnership units by DCP Partners in 2013 compared to 2012.
Six Months Ended June 30, 2013 Compared to Same Period in 2012
EBIT. Lower equity earnings of $25 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $27 million decrease from commodity-sensitive processing arrangements due to lower NGL and crude oil prices, net of higher natural gas prices,

•	a $25 million decrease attributable to the unfavorable impact of hedges associated with dropdowns to DCP Partners and unfavorable results from NGL and gas marketing,

•	a $16 million decrease primarily attributable to the unfavorable impact of incremental dropdowns to DCP Partners, which increased net income attributable to noncontrolling interests, and

•
a $12 million decrease attributable to lower gathering and processing margins attributable to weather and third-party outages in 2013, lower recoveries and efficiencies, and unfavorable volumes in certain of DCP Midstream’s geographic regions due to volume decline, partially offset by

•	a $29 million increase in gains associated with the issuance of partnership units by DCP Partners in 2013 compared to 2012,

•
an $11 million increase due to lower depreciation expense as a result of changes to the remaining useful lives of DCP Midstream’s gathering, transmission, processing, storage and other assets during the second quarter of 2012. The key contributing factor to the change is an increase in producers’ estimated remaining economically recoverable commodity reserves, resulting from advances in extraction processes, such as hydraulic fracturing and horizontal drilling, as well as improved technology used to locate commodity reserves,

•	a $9 million increase primarily attributable to lower operating costs, due to lower benefit costs and a cost reduction initiative, and

•	a $6 million increase in earnings from DCP Partners as a result of increased natural gas prices and growth.

Liquids

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$73	$—	$73	$86	$—	$86
Operating expenses
Operating, maintenance and other	34	—	34	39	—	39
Depreciation and amortization	7	—	7	8	—	8
Operating income	32	—	32	39	—	39
Other income and expenses	—	—	—	(1)	—	(1)
EBIT	$32	$—	$32	$38	$—	$38

Express pipeline receipts, MBbl/d	202	—	202	203	—	203
Platte total pipeline deliveries, MBbl/d	242	—	242	237	—	237
Platte PADD II deliveries, MBbl/d	165	—	165	165	—	165
Canadian dollar exchange rate, average	1.02	—	1.02	1.02	—	1.02
Express-Platte, acquired in March 2013, forms a significant part of the Liquids segment, along with our direct equity investments in Sand Hills and Southern Hills.

Three Months Ended June 30, 2013 Compared to Same Period in 2012
EBIT. The $32 million reflects the earnings of Express-Platte, which was acquired in March 2013.
Six Months Ended June 30, 2013 Compared to Same Period in 2012
EBIT. The $38 million increase was primarily the earnings of Express-Platte from the date of acquisition in March 2013.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
	(in millions)
Operating revenues	$14	$19	$(5)	$29	$40	$(11)
Operating expenses	56	44	12	100	93	7
Operating loss	(42)	(25)	(17)	(71)	(53)	(18)
Other income and expenses	(3)	—	(3)	—	(1)	1
EBIT	$(45)	$(25)	$(20)	$(71)	$(54)	$(17)
Three Months Ended June 30, 2013 Compared to Same Period in 2012
EBIT. The $20 million decrease reflects higher corporate costs, including employee benefit costs associated with our stock-based long-term incentive plan.
Six Months Ended June 30, 2013 Compared to Same Period in 2012
EBIT. The $17 million decrease reflects higher corporate costs, including employee benefit costs associated with our stock-based long-term incentive plan.
Impairment of Goodwill
As permitted under accounting guidance on testing goodwill for impairment, we perform either a qualitative assessment or a quantitative assessment of each of our reporting units based on management’s judgment. With respect to our qualitative assessments, we consider events and circumstances specific to us, such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, when evaluating whether it is more likely than not that the fair values of our reporting units are less than their respective carrying amounts.
In connection with our quantitative assessments, we primarily use a discounted cash flow analysis to determine fair values of those reporting units. The long-term growth rates used for the reporting units that we quantitatively assessed reflect continued expansion of our assets, driven by new natural gas supplies such as shale gas in North America and increasing demand for natural gas transportation capacity on our pipeline systems primarily as a result of forecasted growth in natural gas-fired power plants. We assumed a weighted average long-term growth rate of 2.3% for our 2013 quantitative goodwill impairment analysis. Had we assumed a 100 basis point lower growth rate for each of the reporting units that we quantitatively assessed, there would have been no impairment of goodwill. We continue to monitor the effects of the global economic downturn with respect to the long-term cost of capital utilized to calculate our reporting units’ fair values. For our 2013 quantitative goodwill impairment analysis, we assumed weighted-average costs of capital ranging from 5.8% to 7.9% that market participants would use. Had we assumed a 100 basis point increase in the weighted-average cost of capital for each of the reporting units that we quantitatively assessed, there would have been no impairment of goodwill. For our regulated businesses in Canada, if an increase in the cost of capital occurred, we assumed that the effect on the corresponding reporting unit’s fair value would be ultimately offset by a similar increase in the reporting unit’s regulated revenues since those rates include a component that is based on the reporting unit’s cost of capital.
Certain commodity prices, specifically NGLs, have fluctuated in 2012 and 2013 and are generally lower than prior years’ levels.  Our Empress NGL business is significantly affected by fluctuations in commodity prices.  We updated our Empress NGL reporting unit’s impairment test using recent operational information, financial data and commodity prices as of June 30, 2013 and concluded there was no impairment of goodwill related to Empress. Should NGL prices decline significantly from recent levels and further reduce earnings at the Empress NGL business, this could result in a triggering event that would warrant a testing of impairment for goodwill relating to the Empress NGL reporting unit, which could result in an impairment.

Based on the results of our annual goodwill impairment testing, no indicators of impairment were noted and the fair values of the reporting units that we assessed at April 1, 2013 (our testing date) were substantially in excess of their respective carrying values.
Other than the previously described update to our Empress NGL reporting unit’s impairment test, no triggering events occurred with the other reporting units during the period April 1, 2013 through June 30, 2013 that would warrant re-testing for goodwill impairment.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2013, we had negative working capital of $2,784 million. This balance includes commercial paper totaling $1,684 million and current maturities of long-term debt of $1,140 million. We will rely upon cash flows from operations and various financing transactions, which may include issuances of short-term and long-term debt, to fund our liquidity and capital requirements for the next 12 months. We have access to four revolving credit facilities, with total combined capital commitments of $2,865 million, with $1,174 million available at June 30, 2013. These facilities are used principally as back-stops for commercial paper programs or for the issuance of letters of credit. At Union Gas, we primarily use commercial paper to support short-term working capital fluctuations. At Spectra Capital, Spectra Energy Partners and Westcoast, we primarily use commercial paper for temporary funding of capital expenditures. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 13 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.

Operating Cash Flows
Net cash provided by operating activities increased $41 million to $1,200 million for the six months ended June 30, 2013 compared to the same period in 2012, driven mostly by lower net foreign tax payments in 2013, partially offset by lower distributions received from DCP Midstream primarily due to lower commodity prices.
Investing Cash Flows
Net cash used in investing activities increased $1,743 million to $2,535 million in the first six months ended June 30, 2013 compared to the same period in 2012. This change was driven mainly by the acquisition of Express-Platte and higher capital and investment expenditures in 2013.

	Six Months Ended June 30,
	2013	2012
	(in millions)
Capital and Investment Expenditures
U.S. Transmission (a)	$510	$335
Distribution	113	96
Western Canada Transmission & Processing	317	327
Liquids (b)	165	—
Other	22	31
Total	$1,127	$789
___________

(a)Excludes $30 million paid in 2012 for amounts previously withheld from the purchase price consideration of the acquisition of Bobcat Gas Storage in 2010.

(b)	Excludes the $1,254 million net cash outlay for the acquisition of Express-Platte in March 2013.
Capital and investment expenditures for the six months ended June 30, 2013, excluding the acquisition of Express-Platte discussed below, consisted of $866 million for expansion projects and $261 million for maintenance and other projects.
Excluding the acquisition of Express-Platte discussed below, we project 2013 capital and investment expenditures of approximately $2.2 billion, consisting of approximately $1.0 billion for U.S. Transmission, $0.4 billion for Distribution, $0.5 billion for Western Canada Transmission & Processing and $0.3 billion for Liquids. Total projected 2013 capital and investment expenditures include approximately $1.4 billion of expansion capital expenditures and $0.8 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. We continue to assess short and long-term market requirements and adjust our capital plans as required.

On March 14, 2013, we acquired Express-Platte for $1.49 billion, consisting of $1.25 billion in cash and $247 million of acquired debt, before working capital adjustments. The acquisition was primarily funded through the issuance of stock and debt. See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion of the acquisition of Express-Platte.
Financing Cash Flows and Liquidity
Net cash provided by financing activities totaled $1,461 million in the first six months ended June 30, 2013 compared to $414 million used in financing activities in the same period of 2012. This change was driven by:

•	a $1,302 million net increase in long-term debt issuances in 2013, primarily used to fund the acquisition of Express-Platte, compared to net redemptions of $28 million in 2012,

•	a $425 million increase in 2013 in proceeds from commercial paper issued, and

•	proceeds of $190 million from the issuance of Spectra Energy Partners common units in 2013.

In February 2013, Spectra Capital issued $650 million aggregate principal amount of 3.3% notes due in 2023. Net proceeds from the offering were used to refinance the $495 million of our 6.25% notes that matured in February 2013, repay commercial paper, fund capital expenditures and for other general corporate purposes.
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
The terms of our Spectra Capital credit agreement require our consolidated debt-to-total-capitalization ratio, as defined in the agreement, to be 65% or lower. Per the terms of the agreement, collateralized debt and Spectra Energy Partners’ debt and equity are excluded in the calculation of the ratio. As of June 30, 2013, this ratio was 62%. Our equity and, as a result, this ratio, are sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations. Based on the strength of our total capitalization as of June 30, 2013, it is unlikely that a material adverse effect would occur as a result of a weakened Canadian dollar.
Dividends. Our near-term objective is to increase our cash dividend by $0.12 per year through 2015.  We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. We declared a quarterly cash dividend of $0.305 per common share on July 8, 2013 payable on September 9, 2013 to shareholders of record at the close of business on August 9, 2013.
Other Financing Matters. On July 2, 2013, Union issued 250 million Canadian dollars (approximately $237 million as of the issuance date) aggregate principal amount 3.79% notes due 2023. Net proceeds from the offering will be used for general corporate purposes.
Spectra Energy Corp and Spectra Capital have an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of various equity and debt securities, and Spectra Energy Partners has an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of limited partner common units and various debt securities. In addition, as of July 31, 2013, Westcoast and Union Gas have an aggregate 1.1 billion Canadian dollars (approximately $1.0 billion) available for the issuance of debt securities in the Canadian market under debt shelf prospectuses.

OTHER ISSUES
New Accounting Pronouncements. There were no significant accounting pronouncements adopted during the six months ended June 30, 2013 that had a material impact on our consolidated results of operations, financial position or cash flows.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, which could materially affect our financial condition or future results. There have been no material changes to those risk factors.

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

(a) Exhibits

Exhibit Number

2.1	Contribution Agreement by and between Spectra Energy Corp and Spectra Energy Partners, LP, dated as of August 5, 2013 (filed as Exhibit No. 2.1 to Form 8-K of Spectra Energy Corp on August 6, 2013).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
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

SPECTRA ENERGY CORP

Date: August 7, 2013	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer

Date: August 7, 2013	/s/ J. Patrick Reddy
J. Patrick Reddy
Chief Financial Officer