Form 10-K
period 2013-12-31
Spectra Energy Corp.
filed 2014-02-28
CIK 1373835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
Estimated aggregate market value of the common equity held by nonaffiliates of the registrant June 30, 2013: $23,000,000,000
Number of shares of Common Stock, $0.001 par value, outstanding at January 31, 2014: 670,171,444
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III.

SPECTRA ENERGY CORP
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This document includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements represent management’s intentions, plans, expectations, assumptions and beliefs about future events. These forward-looking statements are identified by terms and phrases such as: anticipate, believe, intend, estimate, expect, continue, should, could, may, plan, project, predict, will, potential, forecast, and similar expressions. Forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Factors used to develop these forward-looking statements and that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•
state, provincial, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an effect on rate structure, and affect the speed at and degree to which competition enters the natural gas and oil industries;

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

Item 1. Business.
The terms “we,” “our,” “us” and “Spectra Energy” as used in this report refer collectively to Spectra Energy Corp and its subsidiaries unless the context suggests otherwise. These terms are used for convenience only and are not intended as a precise description of any separate legal entity within Spectra Energy. The term “Spectra Energy Partners” refers to our Spectra Energy Partners operating segment. The term “SEP” refers to Spectra Energy Partners, LP, our master limited partnership.
General

CALGARY
DENVER
CHATHAM
HOUSTON
Corporate Headquarters
Major Office
Natural Gas Storage
Natural Gas Pipeline
NGL Pipeline
Union Gas Distribution Service Area
Processing Plant
Crude Oil Pipeline
Major Crude Oil Storage
Major Crude Oil Pipeline Terminal
DCP Pipeline
DCP Propane Terminal

Spectra Energy Corp, through its subsidiaries and equity affiliates, owns and operates a large and diversified portfolio of complementary natural gas-related energy assets and is one of North America’s leading natural gas infrastructure companies. We also own and operate a crude oil pipeline system that connects Canadian and U.S. producers to refineries in the U.S. Rocky Mountain and Midwest regions. For over a century, we and our predecessor companies have developed critically important pipelines and related energy infrastructure connecting natural gas supply sources to premium markets. We currently operate in three key areas of the natural gas industry: gathering and processing, transmission and storage, and distribution. We provide transmission and storage of natural gas to customers in various regions of the northeastern and southeastern United States, the Maritime Provinces in Canada and the Pacific Northwest in the United States and Canada, and in the province of Ontario, Canada. We also provide natural gas sales and distribution services to retail customers in Ontario, and natural gas gathering and processing services to customers in western Canada. We also own a 50% interest in DCP Midstream, LLC (DCP Midstream), based in Denver, Colorado, one of the leading natural gas gatherers in the United States based on wellhead volumes, and one of the largest U.S. producers and marketers of natural gas liquids (NGLs). Our internet website is http://www.spectraenergy.com.
Our natural gas pipeline systems consist of approximately 21,000 miles of transmission pipelines. Our storage facilities provide approximately 305 billion cubic feet (Bcf) of net storage capacity in the United States and Canada. Our crude oil pipeline system, Express-Platte, acquired in March 2013, consists of over 1,700 miles of transmission pipeline. In 2013, Express pipeline receipts averaged 207 thousand barrels per day (MBbl/d) and Platte PADD II deliveries averaged 168 MBbl/d.

Businesses
We currently manage our business in four reportable segments: Spectra Energy Partners, Distribution, Western Canada Transmission & Processing, and Field Services. The remainder of our business operations is presented as “Other,” and consists of unallocated corporate costs, 100%-owned captive insurance subsidiaries, employee benefit plan assets and liabilities, and other miscellaneous activities. The following sections describe the operations of each of our businesses. For financial information on our business segments, see Part II. Item 8. Financial Statements and Supplementary Data, Note 4 of Notes to Consolidated Financial Statements.

On November 1, 2013, Spectra Energy contributed substantially all of its remaining U.S. transmission, storage and liquids assets to SEP, our master limited partnership (the U.S. Assets Dropdown). As a result of this transaction, we realigned our reportable segments structure. Amounts presented herein for segment information have been recast for all periods presented to conform to our current segment reporting presentation. There were no changes to consolidated data as a result of the recasting of our segment information. See Note 2 of Notes to Consolidated Financial Statements for further discussion of the transaction.
SPECTRA ENERGY PARTNERS
We currently own an 84% equity interest in SEP, a natural gas infrastructure and crude oil pipeline master limited partnership, which owns 100% of Texas Eastern Transmission, LP (Texas Eastern), 100% of Algonquin Gas Transmission, LLC (Algonquin), 100% of East Tennessee Natural Gas, LLC (East Tennessee), 100% of Express-Platte, 100% of Saltville Gas Storage Company L.L.C. (Saltville), 100% of Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering) and Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission), 100% of Big Sandy Pipeline, LLC (Big Sandy), 100% of Market Hub Partners Holding (Market Hub), 100% of Bobcat Gas Storage (Bobcat), 78% of Maritimes & Northeast Pipeline, L.L.C. (M&N US), 25% of Southeast Supply Header, LLC (SESH), 33% of DCP Sand Hills Pipeline, LLC (Sand Hills), 33% of DCP Southern Hills Pipeline, LLC (Southern Hills), 49% of Steckman Ridge, LP (Steckman Ridge) and 50% of Gulfstream Natural Gas System, L.L.C. (Gulfstream). Our remaining 25% interest in SESH and 1% interest in Steckman Ridge are currently held in "Other." We own another 17% indirect interest in Sand Hills and 17% indirect interest in Southern Hills through our ownership interest in DCP Midstream, which is considered our Field Services segment.
See Part II. Item 8. Financial Statements and Supplementary Data, Note 2 of Notes to Consolidated Financial Statements for further discussion of SEP. Spectra Energy Partners, LP is a publicly traded entity which trades on the New York Stock Exchange under the symbol “SEP.”
Our Spectra Energy Partners business primarily provides transmission, storage and gathering of natural gas, as well as the transportation and storage of crude oil and natural gas liquids (NGLs) through interstate pipeline systems for customers in various regions of the midwestern, northeastern and southeastern United States and Canada. Its pipeline systems consist of approximately 17,000 miles of transmission and transportation pipelines. The pipeline systems in our Spectra Energy Partners business receive natural gas and crude oil from major North American producing regions for delivery to their respective markets. A majority of contracted transportation volumes are under long-term firm service agreements, where customers reserve capacity in the pipeline. Interruptible services, where customers can use capacity if it is available at the time of the request, are provided on a short-term or seasonal basis.
Demand on the natural gas pipeline and storage systems is seasonal, with the highest throughput occurring during colder periods in the first and fourth calendar quarters, and storage injections occurring primarily during the summer periods. Actual throughput and storage injections/withdrawals do not have a significant effect on revenues or earnings.
Most of Spectra Energy Partners' pipeline and storage operations are regulated by the Federal Energy Regulatory Commission (FERC) and are subject to the jurisdiction of various federal, state and local environmental agencies. FERC is the U.S. agency that regulates the transportation of natural gas and crude oil in interstate commerce. The National Energy Board (NEB) is the Canadian agency that regulates the transportation of crude oil in Canada.

Texas Eastern

Maritimes &
Northeast
BOSTON
Union
Gas
Algonquin
Express-
Platte
Texas
Eastern
Steckman
Ridge
Big Sandy
NASHVILLE
Saltville
Ozark
East
Tennessee
Southeast
Supply Header
Transmission
Storage
HOUSTON
Bobcat
Gulfstream
Market Hub

We have an effective 84% ownership interest in Texas Eastern through our ownership of SEP. The Texas Eastern natural gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, one with three large-diameter parallel pipelines and the other with one to three large-diameter pipelines. Texas Eastern’s onshore system consists of approximately 8,600 miles of pipeline and associated compressor stations (facilities that increase the pressure of gas to facilitate its pipeline transmission). Texas Eastern also owns and operates two offshore Louisiana pipeline systems, which extend approximately 100 miles into the Gulf of Mexico and include approximately 400 miles of pipeline. Texas Eastern has two storage facilities in Pennsylvania held through joint ventures and one 100%-owned and operated storage facility in Maryland. Texas Eastern’s total working joint venture capacity in these three facilities is 65 Bcf. In addition, Texas Eastern’s system is connected to Steckman Ridge, a 12 Bcf joint venture storage facility in Pennsylvania, and three affiliated storage facilities in Texas and Louisiana, aggregating 72 Bcf, owned by Market Hub and Bobcat.
New Jersey-New York Expansion.
The New Jersey-New York expansion project is an 800 million cubic feet per day expansion of the Texas Eastern pipeline system consisting of a new 16-mile pipeline extension into lower Manhattan, New York and other associated facility upgrades. The project is designed to transport gas produced in the U.S. Gulf Coast, Mid-Continent, Rockies and Marcellus Shale regions into New York City. The project was placed into service during the fourth quarter of 2013.

Algonquin
We have an effective 84% ownership interest in Algonquin through our ownership of SEP. The Algonquin natural gas transmission system connects with Texas Eastern’s facilities in New Jersey and extends approximately 250 miles through New Jersey, New York, Connecticut, Rhode Island and Massachusetts where it connects to Maritimes & Northeast Pipeline. The system consists of approximately 1,125 miles of pipeline with associated compressor stations.

East Tennessee

We have an effective 84% ownership interest in East Tennessee through our ownership of SEP. East Tennessee’s natural gas transmission system crosses Texas Eastern’s system at two locations in Tennessee and consists of two mainline systems totaling approximately 1,500 miles of pipeline in Tennessee, Georgia, North Carolina and Virginia, with associated compressor stations. East Tennessee has a liquefied natural gas (LNG, natural gas that has been converted to liquid form) storage facility in Tennessee with a total working capacity of 1 Bcf. East Tennessee also connects to the Saltville storage facilities in Virginia that have a working gas capacity of approximately 5 Bcf.

Maritimes & Northeast Pipeline

Maritimes &
Northeast Pipeline
(M&N U.S.)
M&N Canada
Corridor Resources
Supply Lateral
Brunswick
Pipeline
Canaport
LNG
AGT
NB
ME
NS
NH
MA
CT
RI
FREDERICTON
MONCTON
SAINT JOHN
POINT TUPPER
GOLDBORO
SABLE
ISLAND
HALIFAX
BANGOR
AUGUSTA
PORTLAND
CONCORD
DRACUT
BOSTON

We have an effective 66% ownership interest in M&N US through our ownership of SEP. M&N US is owned 78% directly by SEP, with affiliates of Emera, Inc. and Exxon Mobil Corporation directly owning the remaining 13% and 9% interests, respectively. M&N US is an approximately 350-mile mainline interstate natural gas transmission system which extends from the border of Canada near Baileyville, Maine to northeastern Massachusetts. M&N US is connected to the Canadian portion of the Maritimes & Northeast Pipeline system, Maritimes & Northeast Pipeline Limited Partnership (M&N Canada), which is owned 78% by us as part of our Western Canada Transmission & Processing segment. M&N US facilities include compressor stations, with a market delivery capability of approximately 0.8 Bcf/d of natural gas. The pipeline’s location and key interconnects with our transmission system link regional natural gas supplies to the northeast U.S. markets.

Ozark

MO
Ozark Gas Transmission
TULSA
FORT SMITH
MRT
NGPL
Texas Eastern
TN
LITTLE ROCK
AR
Ozark Gas Gathering
OK
PINE BLUFF
MS
NGPL
Texas Eastern
MRT

We have an effective 84% ownership interest in Ozark Gas Transmission and Ozark Gas Gathering, which was acquired in 2009, through our ownership of SEP. Ozark Gas Transmission consists of an approximately 530-mile natural gas transmission system extending from southeastern Oklahoma through Arkansas to southeastern Missouri. Ozark Gas Gathering consists of a 365-mile natural gas gathering system, with associated compressor stations, that primarily serves Arkoma basin producers in eastern Oklahoma.

Big Sandy

OH
Texas Eastern
Tennessee Gas (TGT)
TGT
Columbia Gulf
Columbia Gas
Tennessee Gas
Columbia Gulf
CGT
Columbia
Gas
WV
Big Sandy
Pipeline
KY
Columbia
Gas
Columbia
Gas
VA
Saltville
Gas Storage
East
Tennessee

We have an effective 84% ownership interest in Big Sandy, which was acquired in 2011, through our ownership of SEP. Big Sandy is an approximately 70-mile natural gas transmission system, with associated compressor stations, located in eastern Kentucky. Big Sandy’s interconnection with the Tennessee Gas Pipeline system links the Huron Shale and Appalachian Basin natural gas supplies to the mid-Atlantic and northeast markets.

Gulfstream

Southeast
Supply Header
AL
GA
MS
PENSACOLA
TALLAHASSEE
JACKSONVILLE
CODEN
FL
ORLANDO
TAMPA
Gulfstream
MIAMI

We have an effective 42% investment in Gulfstream through our ownership of SEP. Gulfstream owns a 745-mile interstate natural gas transmission system, with associated compressor stations, operated jointly by us and The Williams Companies, Inc. (Williams). Gulfstream transports natural gas from Mississippi, Alabama, Louisiana and Texas, crossing the Gulf of Mexico to markets in central and southern Florida. Gulfstream is owned 50% directly by SEP and 50% by affiliates of Williams. Our investment in Gulfstream is accounted for under the equity method of accounting.

SESH

Perryville Hub
MISSISSIPPI
Southeast Supply Header
ALABAMA
Texas Eastern
LOUISIANA
Bobcat Storage
Coden
Gulfstream

We have an effective 46% total investment in SESH, a 290-mile natural gas transmission system, with associated compressor stations, operated jointly by Spectra Energy and Centerpoint Energy Southeastern Pipelines Holding, LLC (Centerpoint). SESH extends from the Perryville Hub in northeastern Louisiana where the emerging shale gas production of eastern Texas, northern Louisiana and Arkansas, along with conventional production, is reached from five major interconnections. SESH extends to Alabama, interconnecting with 14 major north-south pipelines and three high-deliverability storage facilities. SESH is owned 24.95% directly by SEP and 25.05% directly by Spectra Energy as part of our “Other” segment, with the remaining 50% owned by Centerpoint and Enable Midstream Partners LP, collectively. Current plans are for Spectra Energy to contribute another 24.95% of its ownership interest in SESH to SEP at least 12 months after the initial November 1, 2013 U.S. Assets Dropdown to SEP, and to contribute its remaining 0.1% ownership interest at least 12 months thereafter. Our investment in SESH is accounted for under the equity method of accounting.
Market Hub
We have an effective 84% ownership interest in Market Hub through our ownership of SEP. Market Hub owns and operates two natural gas storage facilities, Moss Bluff and Egan, with a total storage capacity of approximately 50 Bcf. The Moss Bluff facility consists of four salt dome storage caverns located in southeast Texas, with access to five pipeline systems including the Texas Eastern system. The Egan facility consists of four salt dome storage caverns located in south central Louisiana, with access to eight pipeline systems, including the Texas Eastern system.
Saltville
We have an effective 84% ownership interest in Saltville through our ownership of SEP. Saltville owns and operates natural gas storage facilities in Virginia with a total storage capacity of approximately 5 Bcf, interconnecting with East Tennessee’s system. This salt cavern facility offers high-deliverability capabilities and is strategically located near markets in Tennessee, Virginia and North Carolina.
Bobcat
We have an effective 84% ownership interest in Bobcat through our ownership of SEP. Bobcat, a 22 Bcf salt dome facility acquired in 2010, is strategically located on the Gulf Coast near Henry Hub, interconnecting with five major interstate pipelines, including Texas Eastern.

Steckman Ridge
We have an effective 42% investment in Steckman Ridge through our ownership of SEP. Steckman Ridge, which began operations in 2009, is a 12 Bcf depleted reservoir storage facility located in south central Pennsylvania that interconnects with the Texas Eastern and Dominion Transmission, Inc. systems. Steckman is owned 49% directly by SEP in our Spectra Energy Partners segment, and owned 1% directly by Spectra Energy as part of our “Other” segment, and 50% by NJR Steckman Ridge Storage Company. Current plans are for Spectra Energy to contribute its remaining 1% ownership interest to SEP at least 12 months after the initial November 1, 2013 U.S. Assets Dropdown. Our investment in Steckman Ridge is accounted for under the equity method of accounting.
Express-Platte

We have an effective 84% ownership interest in Express-Platte, acquired in March 2013, through our ownership of SEP. The Express-Platte pipeline system, an approximately 1,700-mile crude oil transportation system, which begins in Hardisty, Alberta, and terminates in Wood River, Illinois, is comprised of both the Express and Platte crude oil pipelines. The Express pipeline carries crude oil to U.S. refining markets in the Rockies area, including Montana, Wyoming, Colorado and Utah. The Platte pipeline, which interconnects with the Express pipeline in Casper, Wyoming, transports crude oil predominantly from the Bakken shale and western Canada to refineries in the Midwest.

Sand Hills / Southern Hills
In November 2012, we acquired direct one-third ownership interests in Sand Hills and Southern Hills. DCP Midstream and Phillips 66 also each own a direct one-third interest in each of the two pipelines. With our effective ownership interests through SEP and our 50% ownership interest of DCP Midstream, we have 45% effective ownership interests in Sand Hills and Southern Hills. Our investments in Sand Hills and Southern Hills are accounted for under the equity method of accounting.
The Sand Hills pipeline consists of approximately 720 miles of pipeline with an initial capacity of 200,000 barrels of NGLs per day (Bbls/d) that provides NGL transportation from the Permian Basin and Eagle Ford shale region to the premium NGL markets on the Gulf Coast. The Southern Hills pipeline consists of approximately 800 miles of NGL pipeline. The Southern Hills pipeline is connected to several DCP Midstream processing plants and third-party producers and provides NGL transportation from the Mid-Continent to Mont Belvieu, Texas. The Sand Hills and Southern Hills pipelines were placed in service in the second quarter of 2013.
Competition
Spectra Energy Partners’ natural gas transmission and storage businesses compete with similar facilities that serve our supply and market areas in the transportation and storage of natural gas. The principal elements of competition are location, rates, terms of service, and flexibility and reliability of service.
The natural gas we transport in our transmission business competes with other forms of energy available to our customers and end-users, including electricity, coal, propane and fuel oils. Factors that influence the demand for natural gas include price changes, the availability of natural gas and other forms of energy, levels of business activity, long-term economic conditions, conservation, legislation, governmental regulations, the ability to convert to alternative fuels, weather and other factors.
Spectra Energy Partners' crude oil transportation business competes with pipelines, rail, truck and barge facilities that transport crude oil from production areas to refinery markets. The principal elements of competition are location, rates, terms of service, flexibility and reliability of service.

In transporting NGLs, Sand Hills and Southern Hills compete with a number of major interstate and intrastate pipelines, including those affiliated with major integrated oil companies, and rail and truck fleet operations. In general, Sand Hills and Southern Hills compete with these entities in terms of transportation fees, reliability and quality of customer service.
Customers and Contracts
In general, our Spectra Energy Partners pipelines provide transmission and storage services for local distribution companies (LDCs, companies that obtain a major portion of their revenues from retail distribution systems for the delivery of natural gas for ultimate consumption), electric power generators, exploration and production companies, and industrial and commercial customers, as well as energy marketers. Transmission and storage services are generally provided under firm agreements where customers reserve capacity in pipelines and storage facilities. The vast majority of these agreements provide for fixed reservation charges that are paid monthly regardless of the actual volumes transported on the pipelines or injected or withdrawn from our storage facilities, plus a small variable component that is based on volumes transported, injected or withdrawn, which is intended to recover variable costs.
We also provide interruptible transmission and storage services where customers can use capacity if it is available at the time of the request. Interruptible revenues depend on the amount of volumes transported or stored and the associated market rates for this interruptible service. New projects placed into service may initially have higher levels of interruptible services at inception. Storage operations also provide a variety of other value-added services including natural gas parking, loaning and balancing services to meet our customers’ needs.
Customers on the Express-Platte system are primarily refineries located in the Rocky Mountain and Midwestern states of the United States. Other customers include oil producers and marketing entities. Express capacity is typically contracted under long-term committed contracts where customers reserve capacity and pay commitment charges based on a contracted volume even if they do not ship. A small amount of Express capacity and all Platte capacity is used by uncommitted shippers who only pay for the pipeline capacity that is actually used in a given month.
The Sand Hills and Southern Hills pipelines provide takeaway capacity from DCP Midstream and third-party plants, in the Permian and Eagle Ford basins for Sand Hills, and in the Midcontinent for Southern Hills, to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu market hub. Sand Hills and Southern Hills generate the majority of their revenues from fee-based arrangements. The revenues earned by Sand Hills and Southern Hills are for long-term contracts relating to the transportation of NGLs and generally are not dependent on commodity prices.

DISTRIBUTION

ONTARIO
Union Gas
Service Area
OTTAWA
Union
Gas
TORONTO
Algonquin
Dawn Hub
CHATHAM
DETROIT
Texas Eastern
Service Area
Transmission
Storage

We provide distribution services in Canada through our subsidiary, Union Gas Limited (Union Gas). Union Gas is a major Canadian natural gas storage, transmission and distribution company based in Ontario with over 100 years of experience and service to customers. The distribution business serves approximately 1.4 million residential, commercial and industrial customers in more than 400 communities across northern, southwestern and eastern Ontario. Union Gas’ storage and transmission business offers storage and transmission services to customers at Dawn Hub, the largest integrated underground storage facility in Canada and one of the largest in North America. It offers customers an important link in the movement of natural gas from Western Canada and U.S. supply basins to markets in central Canada and the northeast United States.
Union Gas’ distribution system consists of approximately 39,000 miles of main and service pipelines. Distribution pipelines carry or control the supply of natural gas from the point of local supply to customers. Union Gas’ underground natural gas storage facilities have a working capacity of approximately 160 Bcf in 25 underground facilities located in depleted gas fields. Its transmission system consists of approximately 3,000 miles of high-pressure pipeline and associated mainline compressor stations.
Competition
Union Gas’ distribution system is regulated by the Ontario Energy Board (OEB) pursuant to the provisions of the Ontario Energy Board Act (1998) and is subject to regulation in a number of areas, including rates. Union Gas is not generally subject to third-party competition within its distribution franchise area. However, physical bypass of Union Gas’ system may be permitted, even within Union Gas’ distribution franchise area. In addition, other companies could enter Union Gas’ markets or regulations could change.
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
Union Gas provides its in-franchise customers with regulated distribution, transmission and storage services. Union Gas also provides unregulated natural gas storage and regulated transmission services for other utilities and energy market participants, including large natural gas transmission and distribution companies. A substantial amount of Union Gas’ annual transportation and storage revenue is generated by fixed demand charges.

WESTERN CANADA TRANSMISSION & PROCESSING
Our Western Canada Transmission & Processing business is comprised of the BC Pipeline, BC Field Services, Canadian Midstream and Empress NGL operations, and M&N Canada.
BC Pipeline and BC Field Services provide fee-based natural gas transmission and gas gathering and processing services. BC Pipeline is regulated by the NEB under full cost-of-service regulation. BC Pipeline transports processed natural gas from facilities primarily in northeast British Columbia (BC) to markets in BC, Alberta and the U.S. Pacific Northwest. BC Pipeline has approximately 1,750 miles of transmission pipeline in BC and Alberta, as well as associated mainline compressor stations. Throughput for the BC Pipeline totaled 699 trillion British thermal units (TBtu) in 2013, compared to 662 TBtu in 2012 and 713 TBtu in 2011.
The BC Field Services business, which is regulated by the NEB under a “light-handed” regulatory model, consists of raw gas gathering pipelines and gas processing facilities, primarily in northeast BC. These facilities provide services to natural gas producers to remove impurities from the raw gas stream including water, carbon dioxide, hydrogen sulfide and other substances. Where required, these facilities also remove various NGLs for subsequent sale by the producers. NGLs are liquid hydrocarbons extracted during the processing of natural gas. Principal commercial NGLs include butanes, propane, natural gasoline and ethane. The BC Field Services business includes seven gas processing plants located in BC, associated field compressor stations and approximately 1,400 miles of gathering pipelines.
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

We own approximately 78% of M&N Canada, with affiliates of Emera, Inc. and Exxon Mobil Corporation directly owning the remaining 13% and 9% interests, respectively. M&N Canada is an approximately 550-mile mainline interprovincial natural gas transmission system which extends from Goldboro, Nova Scotia to the U.S. border near Baileyville, Maine. M&N Canada is connected to the U.S. portion of the Maritimes & Northeast Pipeline system, M&N US, which is directly owned by SEP (part of our Spectra Energy Partners segment) and affiliates of Exxon Mobil Corporation and Emera, Inc. M&N Canada facilities include associated compressor stations and has a market delivery capability of approximately 0.6 Bcf/d of natural gas. The pipeline’s location and key interconnects with Spectra Energy’s transmission system link regional natural gas supplies to the northeast U.S. and Atlantic Canadian markets.

Fort Nelson Expansion. The Fort Nelson expansion program in British Columbia, the largest of our expansion projects in western Canada, consists of a series of 10 discrete gathering and processing projects. Nine of the ten projects were placed in service in 2009 and 2010. The new 250 million cubic-feet-per-day (MMcf/d) Fort Nelson North processing facility, which is the final phase and most significant capital outlay of the program, was placed in service in the first quarter of 2013. We now operate over 1.2 Bcf/d of raw gas processing capacity and associated gathering pipelines in the Fort Nelson area.
Competition
Western Canada Transmission & Processing businesses compete with third-party midstream companies, exploration and production companies, and pipelines in the gathering, processing and transmission of natural gas and the extraction and marketing of NGL products. The principal elements of competition are location, rates, terms of service, and flexibility and reliability of service. Customer demands for toll certainty and lower cost-tailored services have promoted increased competition from other midstream service companies and producers.
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
In addition to the fee-for-service pipeline and gathering and processing businesses, we compete with other NGL extraction facilities at Empress, Alberta for the right to extract and purchase NGLs from natural gas shippers on the TransCanada pipeline system. To extract and acquire NGLs, we must be competitive in the prices or fees we pay to gas shippers and suppliers. We also compete with other NGL marketers in the various product sales markets we serve.
Customers & Contracts
BC Pipeline provides: (i) transmission services from the outlet of natural gas processing plants primarily in northeast BC to LDCs, end-use industrial and commercial customers, marketers, and exploration and production companies requiring transmission services to the nearest natural gas trading hub; and (ii) transmission services primarily to downstream markets in the Pacific Northwest (both in the United States and Canada). The majority of transportation services are provided under firm agreements, which provide for fixed reservation charges that are paid monthly regardless of actual volumes transported on the pipeline, plus a small variable component that is based on volumes transported to recover variable costs. BC Pipeline also provides interruptible transmission services where customers can use capacity if it is available at the time of request. Payments under these services are based on volumes transported.
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

The NGL extraction operation at Empress, Alberta is jointly owned with a partner and has capacity to produce approximately 63,000 Bbls/d (our share is approximately 58,000 Bbls/d at full capacity). At Empress, we extract and purchase NGLs from natural gas shippers on the TransCanada pipeline system. In addition to paying shippers a negotiated extraction fee, we keep the shipper whole by returning an equivalent amount of natural gas for the NGLs that were extracted. After NGLs are extracted, we fractionate the NGLs into ethane, propane, butanes and condensate, and sell these products into the marketplace. All ethane is sold to Alberta-based petrochemical companies. In addition to paying for natural gas shrinkage, the ethane buyers pay us a negotiated cost-of-service price or a negotiated fixed price. We sell the remaining products—propane, butane and condensate—at market prices. The majority of propane is sold to propane retailers. Butane is sold mainly into the motor gasoline refinery market and condensate is sold to the crude blending and crude diluent markets. Profit margins are driven by the market prices of NGL products, extraction premiums paid to shippers, shrinkage make-up natural gas prices and other operating costs. Empress’ customers are U.S.-based and Canadian-based.
Operating results at Empress are significantly affected by changes in average NGL and natural gas prices, which have fluctuated significantly over the last several years. We continue to closely monitor the risks associated with these price changes.
FIELD SERVICES

Field Services consists of our 50% investment in DCP Midstream, which is accounted for as an equity investment. DCP Midstream gathers, compresses, treats, processes, transports, stores and sells natural gas. In addition, this segment produces, fractionates, transports, stores, sells, markets and trades NGLs, and recovers and sells condensate. Phillips 66 owns the other 50% interest in DCP Midstream. DCP Midstream currently owns a 23% interest in DCP Midstream Partners, LP (DCP Partners), a publicly-traded master limited partnership which trades on the New York Stock Exchange under the symbol “DPM." As its general partner, DCP Midstream accounts for its investment in DCP Partners as a consolidated subsidiary.

DCP Midstream operates in 26 states in the United States. DCP Midstream’s gathering systems include connections to several interstate and intrastate natural gas and NGL pipeline systems, one natural gas storage facility and one NGL storage facility. DCP Midstream gathers raw natural gas through gathering systems located in nine major conventional and non-conventional natural gas producing regions: Mid-Continent, Rocky Mountain, East Texas-North Louisiana, Barnett Shale, Gulf Coast, South Texas, Central Texas, Antrim Shale and Permian Basin. DCP Midstream owns or operates approximately 67,000 miles of gathering and transmission pipeline.
As of December 31, 2013, DCP Midstream owned or operated 64 natural gas processing plants, which separate raw natural gas that has been gathered on DCP Midstream’s and third-party systems into condensate, NGLs and residue gas.
The NGLs separated from the raw natural gas are either sold and transported as NGL raw mix or further separated through a fractionation process into their individual components (ethane, propane, butane and natural gasoline) and then sold as components. As of December 31, 2013, DCP Midstream owned or operated 12 fractionators. In addition, DCP Midstream operates a propane wholesale marketing business and a seven-million-barrel propane and butane storage facility in the northeastern United States.
The residue natural gas (gas that has had associated NGLs removed) separated from the raw natural gas is sold at market-based prices to marketers and end-users, including large industrial customers and natural gas and electric utilities serving individual consumers. DCP Midstream also stores residue natural gas at its 14 Bcf Spindletop natural gas storage facility located near Beaumont, Texas.
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
DCP Midstream also owns direct one-third ownership interests in the Sand Hills and Southern Hills NGL pipelines. SEP also owns a direct one-third ownership interest. With our 50% ownership of DCP Midstream and our 84% ownership interest of SEP, we have a 45% effective ownership interest in Sand Hills and Southern Hills. See “Business - Businesses - Spectra Energy Partners” for further discussion of Sand Hills and Southern Hills.
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
Competition
In gathering, processing, transporting and storing natural gas, as well as producing, marketing and transporting NGLs, DCP Midstream competes with major integrated oil companies, major interstate and intrastate pipelines, national and local natural gas gatherers and processors, NGL transporters and brokers, marketers and distributors of natural gas supplies. Competition for natural gas supplies is based mostly on the reputation, efficiency and reliability of operations, the availability of gathering and transportation to high-demand markets, pricing arrangements offered by the gatherer/processor and the ability of the gatherer/processor to obtain a satisfactory price for the producer’s residue natural gas and extracted NGLs. Competition for sales to customers is based mostly upon reliability, services offered and the prices of delivered natural gas and NGLs.
Customers and Contracts
DCP Midstream sells a portion of its NGLs to Phillips 66 and Chevron Phillips Chemical Company LLC (CPChem). In addition, DCP Midstream purchases NGLs from CPChem. Approximately 40% of its NGL production is committed to Phillips 66 and CPChem under an existing 15-year contract, which expires in December 2014. Should the contract not be renegotiated or renewed, it provides for a wind-down period through January 2019. The NGL contract also grants Phillips 66 the right to purchase, at index-based prices, certain quantities of NGLs produced at processing plants that are acquired and/or constructed by DCP Midstream in the future in various counties in the Mid-Continent and Permian Basin regions, and the Austin Chalk area. DCP Midstream anticipates continuing to purchase and sell commodities with ConocoPhillips as a third-party and with Phillips 66 and CPChem as related parties, in the ordinary course of business.

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

•
Percentage-of-proceeds/index arrangements. In general, DCP Midstream purchases natural gas from producers at the wellhead or other receipt points, gathers the wellhead natural gas through its gathering system, treats and processes it, and then sells the residue natural gas and NGLs based on index prices from published index market prices. DCP Midstream remits to the producers either an agreed-upon percentage of the actual proceeds received from the sale of the residue natural gas and NGLs, or an agreed-upon percentage of the proceeds based on index-related prices for natural gas and NGLs regardless of the actual amount of sales proceeds which DCP Midstream receives. Certain of these arrangements may also result in the producer retaining title to all or a portion of the residue natural gas and/or the NGLs in lieu of DCP Midstream returning sales proceeds to the producer. Additionally, these arrangements may include fee-based components. DCP Midstream’s revenues from percentage-of-proceeds/index arrangements are directly related to the prices of natural gas, crude oil and/or NGLs.

•
Fee-based arrangements. DCP Midstream receives a fee or fees for one or more of the following services: gathering, processing, compressing, treating, storing or transporting natural gas, and fractionating, storing and transporting NGLs. Fee-based arrangements include natural gas arrangements pursuant to which DCP Midstream obtains natural gas at the wellhead or other receipt points at an index-related price at the delivery point less a specified amount, generally the same as the fees it would otherwise charge for gathering the natural gas from the wellhead location to the delivery point. The revenue DCP Midstream earns from these arrangements is directly related to the volume of natural gas or NGLs that flow through its systems and is not dependent on commodity prices. However, to the extent that a sustained decline in commodity prices results in a decline in volumes, DCP Midstream’s revenues from these arrangements could be reduced.

•
Keep-whole and wellhead purchase arrangements. DCP Midstream gathers raw natural gas from producers for processing, the NGLs and condensate are sold and the residue natural gas is returned to the producer with a Btu content equivalent to the Btu content of the natural gas gathered. This arrangement keeps the producer whole to the thermal value of the natural gas received. Under the terms of a wellhead purchase contract, DCP Midstream purchases natural gas from the producer at the wellhead or defined receipt point for processing and markets the resulting NGLs and residue natural gas at market prices. DCP Midstream is exposed to the difference between the value of the NGLs extracted from processing and the value of the Btu-equivalent of the residue natural gas, or frac spread. Under these types of contracts, DCP Midstream benefits in periods when NGL prices are higher relative to natural gas prices.

As defined by the terms of the above arrangements, DCP Midstream also sells condensate, which is generally similar to crude oil and is produced in association with natural gas gathering and processing. The revenues that DCP Midstream earns from the sale of condensate correlate directly with crude oil prices.
Supplies and Raw Materials
We purchase a variety of manufactured equipment and materials for use in operations and expansion projects. The primary equipment and materials utilized in operations and project execution processes are steel pipe, compression engines, pumps, valves, fittings, polyethylene plastic pipe, gas meters and other consumables.
We operate a North American supply chain management network with employees dedicated to this function in the United States and Canada. Our supply chain management group uses economies-of-scale to maximize the efficiency of supply networks where applicable. The price of equipment and materials may vary however, perhaps substantially, from year to year. DCP Midstream performs its own supply chain management function.

Regulations
Most of our U.S. gas transmission, crude oil pipeline and storage operations are regulated by the FERC. The FERC regulates natural gas transmission in U.S. interstate commerce including the establishment of rates for services. The FERC also regulates the construction of U.S. interstate natural gas pipelines and storage facilities, including the extension, enlargement and abandonment of facilities. In addition, certain operations are subject to oversight by state regulatory commissions. The FERC may propose and implement new rules and regulations affecting interstate natural gas transmission and storage companies, which remain subject to the FERC’s jurisdiction. These initiatives may also affect certain transmission of gas by intrastate pipelines.
Our Spectra Energy Partners and DCP Midstream operations are subject to the jurisdiction of the Environmental Protection Agency (EPA) and various other federal, state and local environmental agencies. See “Environmental Matters” for a discussion of environmental regulation. Our U.S. interstate natural gas pipelines and certain of DCP Midstream’s gathering and transmission pipelines are also subject to the regulations of the U.S. Department of Transportation (DOT) concerning pipeline safety.
Express-Platte pipeline system rates and tariffs are subject to regulation by the NEB in Canada and the FERC in the United States. In addition, the Platte pipeline also operates as an intrastate pipeline in Wyoming and is subject to jurisdiction by the Wyoming Public Service Commission.
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
Our Canadian natural gas transmission and distribution operations and approximately two-thirds of the storage operations in Canada, are subject to regulation by the NEB or the provincial agencies in Canada, such as the OEB. These agencies have jurisdiction similar to the FERC for regulating rates, the terms and conditions of service, the construction of additional facilities and acquisitions. Our BC Field Services business in western Canada is regulated by the NEB pursuant to a framework for light-handed regulation under which the NEB acts on a complaints-basis for rates associated with that business. Similarly, the rates charged by our Canadian Midstream operations for gathering and processing services in western Canada are regulated on a complaints-basis by applicable provincial regulators. Our Empress NGL business is not under any form of rate regulation.
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

•
The Canadian Environmental Protection Act, which, among other things, requires the reporting of greenhouse gas (GHG) emissions from our operations in Canada. Additional regulations to be promulgated under this Act may require the reduction of GHGs, nitrogen oxides, sulphur oxides, volatile organic compounds and particulate matter.

•
The Alberta Climate Change and Emissions Management Act which, as of 2007, required certain facilities to meet reductions in emission intensity. The Act was applicable to our Empress facility in Alberta beginning in 2008.

•	The Alberta Environmental Protection and Enhancement Act which governing various aspects, including permitting and site remediation obligations.
For more information on environmental matters, including possible liability and capital costs, see Part II. Item 8. Financial Statements and Supplementary Data, Notes 5 and 20, of Notes to Consolidated Financial Statements.
Except to the extent discussed in Notes 5 and 20, compliance with international, federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business units and is not expected to have a material effect on our competitive position or consolidated results of operations, financial position or cash flows.
Geographic Regions
For a discussion of our Canadian operations and the risks associated with them, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk, and Notes 4 and 19 of Notes to Consolidated Financial Statements.
Employees
We had approximately 5,800 employees as of December 31, 2013, including approximately 3,600 employees in Canada. In addition, DCP Midstream employed approximately 3,300 employees as of such date. Approximately 1,400 of our Canadian employees are subject to collective bargaining agreements governing their employment with us. Approximately 18% of those employees are covered under agreements that either have expired or will expire by December 31, 2014.

Executive and Other Officers
The following table sets forth information regarding our executive and other officers.

Name	Age	Position
Gregory L. Ebel	49	President and Chief Executive Officer, Director
J. Patrick Reddy	61	Chief Financial Officer
Dorothy M. Ables	56	Chief Administrative Officer
Guy G. Buckley	53	Chief Development Officer
Julie A. Dill	54	Chief Communications Officer
Reginald D. Hedgebeth	46	General Counsel
Allen C. Capps	43	Vice President and Controller
Laura Buss Sayavedra	46	Vice President and Treasurer
Gregory L. Ebel assumed his current position as President and Chief Executive Officer on January 1, 2009. He previously served as Group Executive and Chief Financial Officer since January 2007. Mr. Ebel currently serves on the Board of Directors of Spectra Energy Partners GP, LLC and DCP Midstream, LLC.
J. Patrick Reddy joined Spectra Energy in January 2009 as Chief Financial Officer. Mr. Reddy served as Senior Vice President and Chief Financial Officer at Atmos Energy Corporation from 2000 to 2008. Mr. Reddy currently serves on the Board of Directors of DCP Midstream, LLC.
Dorothy M. Ables assumed her current position as Chief Administrative Officer in November 2008. Prior to then, she served as Vice President of Audit Services and Chief Ethics and Compliance Officer from January 2007. Ms. Ables currently serves on the Board of Directors of Spectra Energy Partners GP, LLC.
Guy G. Buckley assumed his current position as Chief Development Officer in January 2014.  He previously served as Treasurer and Group Vice President, Mergers and Acquisitions from January 2012 to December 2013, and as Group Vice President, Corporate Strategy and Development from December 2008 to December 2011.
Julie A. Dill assumed her current position as Chief Communications Officer on January 1, 2014. Ms. Dill previously served as Group Vice President - Strategy from January 2013 to December 2013, as President and Chief Executive Officer of Spectra Energy Partners, GP, LLC from January 2012 to October 2013 and as President of Union Gas Limited from December 2006 through December 2011. Ms. Dill currently serves on the Board of Directors of Spectra Energy Partners GP, LLC.
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
Laura Buss Sayavedra assumed her current position as Vice President and Treasurer on January 1, 2014. Ms. Sayavedra previously served as Vice President - Strategy from March 2013 to December 2013, as Vice President and Chief Financial Officer of Spectra Energy Partners, GP, LLC from July 2008 to February 2013, and as Vice President, Strategic Development and Analysis of Spectra Energy Corp from January 2007 to June 2008.

Additional Information
We were incorporated on July 28, 2006 as a Delaware corporation. Our principal executive offices are located at 5400 Westheimer Court, Houston, Texas 77056 and our telephone number is 713-627-5400. We electronically file various reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to such reports. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about us, including our reports filed with the SEC, is available through our website at http://www.spectraenergy.com. Such reports are accessible at no charge through our website and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated by reference into this report.
Item 1A. Risk Factors.
Discussed below are the material risk factors relating to Spectra Energy.
Reductions in demand for natural gas and oil, and low market prices of commodities adversely affect our operations and cash flows.
Our regulated businesses are generally economically stable, not significantly affected in the short-term by changing commodity prices. However, our businesses can all be negatively affected in the long term by sustained downturns in the economy or long-term conservation efforts, which could affect long-term demand and market prices for natural gas, oil and NGLs. These factors are beyond our control and could impair the ability to meet long-term goals.
Most of our revenues are based on regulated tariff rates, which include the recovery of certain fuel costs. However, lower overall economic output would reduce the volume of natural gas and NGLs transported and distributed or gathered and processed at our plants, and the volume of oil transported, resulting in lower earnings and cash flows. This decline would primarily affect distribution revenues in the short term. Transmission revenues could be affected by long-term economic declines, resulting in the non-renewal of long-term contracts at the time of expiration. Lower demand for natural gas and oil, along with lower prices for natural gas, oil and NGLs could result from multiple factors that affect the markets where we operate, including:

•	weather conditions, such as abnormally mild winter or summer weather, resulting in lower energy usage for heating or cooling purposes, respectively;

•
supply of and demand for energy commodities, including any decrease in the production of natural gas and oil which could negatively affect our processing and transmission businesses due to lower throughput;

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
We are exposed to foreign currency risk from our Canadian operations. An average 10% devaluation in the Canadian dollar exchange rate during 2013 would have resulted in an estimated net loss on the translation of local currency earnings of approximately $45 million on our Consolidated Statement of Operations. In addition, if a 10% devaluation had occurred on December 31, 2013, the Consolidated Balance Sheet would have been negatively impacted by $488 million through a cumulative translation adjustment in Accumulated Other Comprehensive Income (AOCI). At December 31, 2013, one U.S. dollar translated into 1.06 Canadian dollars.
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
We have gathering and processing operations that consist of contracts to buy and sell commodities, including contracts for natural gas, NGLs and other commodities that are settled by the delivery of the commodity or cash. We are exposed to market price fluctuations of NGLs and natural gas primarily in Field Services and at Empress, and to oil primarily in our Field Services segment. The effect of commodity price fluctuations on our earnings could be material.
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
Our operations are subject to pipeline safety laws and regulations, compliance with which may require significant capital expenditures, increase our cost of operations and affect or limit our business plans.
Our interstate pipeline operations are subject to pipeline safety regulation administered by the Pipeline and Hazardous Materials Safety Administration (PHMSA) of the DOT. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines. These regulations, among other things, include requirements to monitor and maintain the integrity of our pipelines. The regulations determine the pressures at which our pipelines can operate.
In 2010, serious pipeline incidents on systems unrelated to ours focused the attention of Congress and the public on pipeline safety. Legislative proposals were introduced in Congress to strengthen the PHMSA’s enforcement and penalty authority, and expand the scope of its oversight. In 2011, PHMSA initiated an Advance Notice of Proposed Rulemaking announcing its consideration of substantial revisions in its regulations to increase pipeline safety. In January 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 was signed into law. This Act (the 2012 PSA Amendments) amends the Pipeline Safety Act in a number of significant ways, including:

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
Many of these legislative changes, such as increasing penalties, have been completed, while others are substantially in progress with resolution expected by 2015. PHMSA is designing an Integrity Verification Process intended to create standards to verify maximum allowable operating pressure, and to improve and expand integrity management processes. There remains uncertainty as to how these standards will be implemented, but it is expected that the changes will impose additional costs on new pipeline projects as well as on existing operations. In this climate of increasingly stringent regulation, pipeline failures or failures to comply with applicable regulations could result in reduction of allowable operating pressures as authorized by PHMSA, which would reduce available capacity on our pipelines. Should any of these risks materialize, it may have a material effect on our operations, earnings, financial condition and cash flows.

In Canada, our interprovincial and international pipeline operations are subject to pipeline safety regulation overseen by the NEB. Applicable legislation and regulation require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interprovincial and international pipelines. Among other obligations, this regulatory framework imposes requirements to monitor and maintain the integrity of our pipelines.

As in the United States, several legislative changes addressing pipeline safety in Canada have recently come into force. The changes evidence an increased focus on the implementation of management systems to address key areas such as emergency management, integrity management, safety, security and environmental protection. Other legislative changes have created authority for the NEB to impose administrative monetary penalties for non-compliance with the regulatory regime it administers.

Compliance with these legislative changes may impose additional costs on new Canadian pipeline projects as well as on existing operations. Failure to comply with applicable regulations could result in a number of consequences which may have a material effect on our operations, earnings, financial condition and cash flows.
Our operations are subject to numerous environmental laws and regulations, compliance with which may require significant capital expenditures, increase our cost of operations and affect or limit our business plans, or expose us to environmental liabilities.
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
The enactment of climate change legislation or the adoption of regulations under the existing Clean Air Act could result in increased operating costs and delays in obtaining necessary permits for our capital projects.
The current international climate framework, the United Nations-sponsored Kyoto Protocol, prescribes specific targets to reduce GHG emissions for developed countries for the 2008-2012 period. The Kyoto Protocol expired in 2012 and had not been signed by the United States; however, at the Copenhagen Climate Change Summit in 2009, the U.S. indicated it would reduce carbon dioxide emissions by 17% below 2005 levels by 2020 and United Nations-sponsored international negotiations held in Durban, South Africa in 2011 resulted in a non-binding agreement to develop a roadmap aimed at creating a global agreement on climate action to be implemented by 2020. The United States is a party to the Durban agreement. In the interim period before 2020, the Kyoto Protocol will continue in effect, although it is expected that not all of the current parties will choose to commit for this extended period.
In the United States, climate change action is evolving at state, regional and federal levels. The Supreme Court decision in Massachusetts v. EPA in 2007 established that GHGs were pollutants subject to regulation under the Clean Air Act. Pursuant to federal regulations, we are currently subject to an obligation to report our GHG emissions at our largest emitting facilities, but are not generally subject to limits on emissions of GHGs, (except to the extent that some GHGs consist of volatile organic compounds and nitrous oxides that are subject to emission limits). In addition, a number of Canadian provinces and U.S. states have joined regional greenhouse gas initiatives, and a number are developing their own programs that would mandate reductions in GHG emissions. Public interest groups are increasingly focusing on the emission of methane associated with natural gas development and transmission as a source of GHG emissions. However, as the key details of future GHG restrictions and compliance mechanisms remain undefined, the likely future effects on our business are highly uncertain.
In 2010, the EPA issued the Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas Tailoring Rule (Tailoring Rule). Beginning in 2011, the Tailoring Rule required that construction of new or modification of existing major sources of GHG emissions be subject to the PSD air permitting program (and later, the Title V permitting program), although the regulation also significantly increased the emissions thresholds that would subject facilities to these regulations. In 2012, these regulations, along with other GHG regulations and determinations issued by the EPA, were upheld by the D.C. Circuit Court of Appeals. In 2012, the EPA determined in Step 3 of the Tailoring Rule process that it would maintain the current GHG emissions thresholds for PSD and Title V applicability. This rule has also been appealed. We anticipate that in the future, new capital projects or modification of existing projects could be subject to additional permitting requirements related to GHG emissions that may result in delays in completing such projects.
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
We may be unable to secure renewals of long-term transportation agreements in the future for our natural gas transmission and crude oil transportation businesses as a result of economic factors, lack of commercial gas supply available to our systems, changing gas supply flow patterns in North America, increased competition or changes in regulation. Without long-term transportation agreements, our revenues and contract volumes would be exposed to increased volatility. The inability to secure these agreements would materially affect our business, earnings, financial condition and cash flows.
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
Certain aboriginal groups have claimed aboriginal and treaty rights over a substantial portion of public lands on which our facilities in British Columbia and Alberta, and the gas supply areas served by those facilities, are located. The existence of these claims, which range from the assertion of rights of limited use to aboriginal title, has given rise to some uncertainty regarding access to public lands for future development purposes. Such claims, if successful, could have a significant effect on natural gas production in British Columbia and Alberta, which could have a material effect on the volume of natural gas processed at our facilities and of NGLs and other products transported in the associated pipelines. In addition, various aboriginal groups in Ontario have claimed aboriginal and treaty rights in areas where Union Gas’ facilities, and the gas supply areas served by those facilities, are located. The existence of these claims could give rise to future uncertainty regarding land tenure depending upon their negotiated outcomes. We cannot predict the outcome of any of these claims or the effect they may ultimately have on our business and operations.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
At December 31, 2013, we had over 100 primary facilities located in the United States and Canada. We generally own sites associated with our major pipeline facilities, such as compressor stations. However, we generally operate our transmission and distribution pipelines using rights of way pursuant to easements to install and operate pipelines, but we do not own the land. Except as described in Part II. Item 8. Financial Statements and Supplementary Data, Note 16 of Notes to Consolidated Financial Statements, none of our properties were secured by mortgages or other material security interests at December 31, 2013.
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
Item 3. Legal Proceedings.
We have no material pending legal proceedings that are required to be disclosed hereunder. See Note 20 of Notes to Consolidated Financial Statements for discussions of other legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol “SE.” As of January 31, 2014, there were approximately 121,000 holders of record of our common stock and approximately 506,000 beneficial owners.
Common Stock Data by Quarter

2013	Dividends Per Common Share	Stock Price Range (a)
		High	Low
First Quarter	$0.305	$30.94	$26.86
Second Quarter	0.305	34.83	29.62
Third Quarter	0.305	37.11	32.57
Fourth Quarter	0.305	36.16	32.80
2012
First Quarter	0.28	32.27	30.17
Second Quarter	0.28	31.79	27.36
Third Quarter	0.28	31.00	28.02
Fourth Quarter	0.305	30.22	26.55

__________

(a)	Stock prices represent the intra-day high and low price.

Stock Performance Graph

The following graph reflects the comparative changes in the value from January 1, 2009 through December 31, 2013 of $100 invested in (1) Spectra Energy’s common stock, (2) the Standard & Poor’s 500 Stock Index, and (3) the Standard & Poor’s 500 Oil & Gas Storage & Transportation Index. The amounts included in the table were calculated assuming the reinvestment of dividends at the time dividends were paid.

	January 1, 2009	December 31,
		2009	2010	2011	2012	2013
Spectra Energy Corp	$100.00	$138.29	$176.27	$225.70	$208.93	$282.17
S&P 500 Stock Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P 500 Storage & Transportation Index	100.00	139.74	178.02	263.33	295.58	355.89
Dividends
Our near-term objective is to increase our cash dividend by $0.12 per year through 2016. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends is subject to the sole discretion of our Board of Directors and depends upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors.

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	2013	2012	2011	2010	2009
	(Unaudited) (dollars in millions, except per-share amounts)
Statements of Operations
Operating revenues	$5,518	$5,075	$5,351	$4,945	$4,552
Operating income	1,666	1,575	1,763	1,674	1,475
Income from continuing operations	1,159	1,045	1,257	1,123	919
Net income—noncontrolling interests	121	107	98	80	75
Net income—controlling interests	1,038	940	1,184	1,049	849
Ratio of Earnings to Fixed Charges	2.9	2.8	3.4	3.1	2.8
Common Stock Data
Earnings per share from continuing operations
Basic	$1.55	$1.44	$1.78	$1.61	$1.31
Diluted	1.55	1.43	1.77	1.60	1.31
Earnings per share
Basic	1.55	1.44	1.82	1.62	1.32
Diluted	1.55	1.43	1.81	1.61	1.32
Dividends per share	1.22	1.145	1.06	1.00	1.00

	December 31,
	2013	2012	2011	2010	2009
	(Unaudited) (in millions)
Balance Sheets
Total assets	$33,533	$30,587	$28,138	$26,686	$24,091
Long-term debt including capital leases, less current maturities	12,488	10,653	10,146	10,169	8,947

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data.
On November 1, 2013, Spectra Energy contributed substantially all of its remaining U.S. transmission, storage and liquid assets to SEP (the U.S. Assets Dropdown). As a result of this transaction, we realigned our reportable segments structure. Amounts presented herein for segment information have been recast for all periods presented to conform to our current segment reporting presentation. There were no changes to consolidated data as a result of the recasting of our segment information. See Part II. Item 8. Financial Statements and Supplementary Data, Note 2 of Notes to Consolidated Financial Statements for further discussion of the transaction.

EXECUTIVE OVERVIEW
Throughout 2013, we continued to successfully execute the long-term strategies we outlined for our shareholders—meeting the needs of our customers, generating strong earnings and cash flows from our fee-based assets, executing capital expansion plans that underlie our growth objectives, and maintaining our investment-grade balance sheet. These results, combined with future growth opportunities, led our Board of Directors to approve an increase in our quarterly dividend effective with the first quarter of 2014 to $0.335 per share, or $1.34 annually, representing a $0.03 increase from our fourth-quarter 2013 dividend and a $0.12, or nearly 10%, increase from our 2013 annual dividend level.
During 2013, our earnings benefited from the acquisition of Express-Platte and expansion projects at Spectra Energy Partners, higher earnings from our Empress NGL business at Western Canada Transmission & Processing and increased gains associated with the issuance of partnership units by DCP Partners at Field Services. These favorable results were partially offset by higher corporate costs, a change in state tax rates as a result of the U.S. Assets Dropdown and higher interest expense.
We reported net income from controlling interests of $1,038 million, and $1.55 of diluted earnings per share for 2013 compared to net income from controlling interests of $940 million, and $1.43 of diluted earnings per share for 2012.
Earnings highlights for 2013 include the following:

•
Spectra Energy Partners’ earnings increased mainly due to the earnings of Express-Platte that was acquired in March 2013 and expansion projects at Texas Eastern, partially offset by lower storage revenues,

•
Distribution’s earnings reflected lower transportation and storage revenues and higher employee benefit costs, partially offset by an increase in distribution rates, an adjustment in 2012 related to an unfavorable decision by the OEB affecting transportation revenues, and higher customer usage as a result of colder weather,

•
Western Canada Transmission & Processing’s earnings benefited mostly from higher NGL earnings at Empress due to lower production costs and higher sales prices in addition to higher earnings from expansions, partially offset by lower contracted volumes in the conventional gathering and processing business, and higher operating and maintenance costs, and

•
Field Services’ earnings reflected an increase in gains associated with the issuance of partnership units by DCP Partners and lower operating costs, partially offset by higher interest expense and the effects of asset dropdowns to DCP Partners.

In March 2013, we acquired 100% of the ownership interests in Express-Platte for $1.5 billion, consisting of $1.25 billion in cash and $260 million of acquired debt, before working capital adjustments. In August 2013, subsidiaries of Spectra Energy contributed a 40% interest in the U.S. portion of Express-Platte and sold a 100% ownership interest in the Canadian portion to SEP. In November 2013, we completed the first of three closings related to the U.S. Assets Dropdown, which included Spectra Energy's remaining 60% interest in the U.S. portion of Express-Platte. The U.S. Assets Dropdown provides SEP with both the scale and financial flexibility essential to efficiently access attractive capital markets to fund large U.S. growth projects, which enhances Spectra Energy's overall ability to pursue new strategic opportunities in both the United States and Canada while delivering accelerated dividend and distribution growth for investors. See Notes 2 and 3 of Notes to Consolidated Financial Statements for further discussions.
Excluding the acquisition of Express-Platte, we invested approximately $2.3 billion of capital and investment expenditures in 2013, including approximately $1.6 billion of expansion capital expenditures. Successful execution of our 2013 projects allowed us to continue to achieve aggregate returns over the last seven years consistent with our targeted 10%-12% return on capital employed range. Return on capital employed as it relates to expansion projects is calculated by us as incremental earnings before interest and taxes, generated by a project divided by the total cost of the project. We continue to foresee significant expansion capital spending over the next several years, with approximately $1.3 billion planned for 2014. Concurrently, we executed on identified opportunities leveraging our asset footprint to capture incremental growth, connecting large diverse markets with growing supply throughout North America.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing these growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuance of debt and equity securities. In 2014, we plan to issue approximately $1.8 billion of combined long-term debt and commercial paper, including the refinancing of approximately $1.2 billion of long-term debt maturities. As of December 31, 2013, our revolving credit facilities include Spectra Energy Capital, LLC's (Spectra Capital's) $1.0 billion facility, SEP's $2.0 billion facility, Westcoast Energy, Inc.'s (Westcoast's) 300 million Canadian dollar facility, and Union Gas' 400 million Canadian dollar facility. These facilities are used principally as back-stops for commercial paper programs and for the issuance of letters of credits. At December 31, 2013, our debt-to-capitalization ratio is at 58%. This leverage ratio increased from 2012 primarily due to higher debt balances related to the acquisition of Express-Platte.

Our Strategy.    Our strategy is to create superior and sustainable value for our investors, customers, employees and communities by delivering natural gas, liquids and crude oil infrastructure to premium markets. We will grow our business through organic growth, greenfield expansions and strategic acquisitions, with a focus on safety, reliability, customer responsiveness and profitability. We intend to accomplish this by:

•	Building off the strength of our asset base.

•	Maximizing that base through sector leading operations and service.

•	Effectively executing the projects we have secured.

•	Securing new growth opportunities that add value for our investors within each of our business segments.

•	Expanding our value chain participation into complementary infrastructure assets.
Natural gas supply dynamics continue to rapidly change and strengthen, and there is growing long-term potential for natural gas to be an effective solution for meeting the energy needs of North America. This causes us to be optimistic about future growth opportunities. Identified opportunities include natural gas-fired generation, growth in industrial markets, incremental gathering and processing requirements in western Canada, LNG exports from North America, and significant new liquids pipeline infrastructure. With our advantage of providing access from strong supply regions to growing natural gas, NGL and crude oil markets, we expect to continue expanding our assets and operations to meet these needs.
Crude oil supply dynamics also continue to evolve as North American production increases. Growing North American crude oil production is displacing imports from overseas and driving increased demand for crude oil transportation and logistics. As such, we remain confident about our ability to grow our crude oil pipeline business and capture future opportunities.
Successful execution of our strategy will be determined by such key factors as the continued production of, and the consumption of, natural gas, NGLs and crude oil within the United States and Canada, our ability to provide creative solutions for customers’ energy needs as they evolve, and continued cost control and successful execution on capital projects.
We continue to be actively engaged in the national discussions in both the United States and Canada regarding energy policy and have taken a lead role in shaping policy as it relates to pipeline safety.
Significant Economic Factors For Our Business.    Our regulated businesses are generally economically stable and are not significantly affected in the short-term by changing commodity prices. However, all of our businesses can be negatively affected in the long term by sustained downturns in the economy or prolonged decreases in the demand for crude oil, natural gas and/or NGLs, all of which are beyond our control and could impair our ability to meet long-term goals.
Most of our revenues are based on regulated tariff rates, which include the recovery of certain fuel costs. Lower overall economic output would cause a decline in the volume of natural gas distributed or gathered and processed at our plants, resulting in lower earnings and cash flows. This decline would mostly affect distribution revenues and gathering and processing revenues, potentially in the short term. Transmission revenues could be affected by long-term economic declines that result in the non-renewal of long-term contracts at the time of expiration. Pipeline transportation and storage customers continue to renew most contracts as they expire. Gathering and processing revenues and the earnings and cash distributions from our Field Services segment are also affected by volumes of natural gas made available to our systems, which are primarily driven by levels of natural gas drilling activity. While experiencing a decline in production from conventional gas wells, natural gas exploration and drilling activity in the areas that affect our Western Canada Transmission & Processing and Field Services segments remain strong, primarily driven by recent positive developments around unconventional gas reserves production in numerous locations within North America as discussed further below.
Our combined key natural gas markets—the northeastern and the southeastern United States, the Pacific Northwest, British Columbia and Ontario—are projected to continue to exhibit higher than average annual growth in natural gas demand versus the North American and continental United States average growth rates through 2019. This demand growth is primarily driven by the natural gas-fired electric generation sector. The natural gas industry is currently experiencing a significant shift in the sources of supply, and this dramatic change is affecting our growth strategies. Traditionally, supply to our markets has come from the Gulf Coast region, both onshore and offshore, as well as from natural gas reserves in western and eastern Canada. The national supply profile is shifting to new sources of gas from natural gas shale basins in the Rockies, Mid-Continent, Appalachia, Texas and Louisiana. Also, significant supply sources continue to be identified for development in western Canada. These supply shifts are shaping the growth strategies that we will pursue, and therefore, will affect the nature of the projects anticipated in the capital and investment expenditure increases discussed below in “Liquidity and Capital Resources.” Recent community and political pressures have arisen around the production processes associated with extracting natural gas from the natural gas shale basins. Although we continue to believe that natural gas will remain a viable energy solution for the United

States and Canada, these pressures could increase costs and/or cause a slowdown in the production of natural gas from these basins, and therefore, could negatively affect our growth plans.
Our key crude oil markets include the Rocky Mountain and Midwest states with growing connectivity to the Gulf Coast and west coast of the United States. Growth in our business is dependent on growing crude oil supply from North American sources and the ability of that supply to displace imported crude oil from overseas. Any changes in market dynamics that adversely affect the availability and cost-competitiveness of North American crude oil supply would have a negative impact on our current business and associated growth opportunities.
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
The increase in natural gas supply has resulted in declines in the price of natural gas in North America. As a result, there has been a shift to extracting gas in richer, "wet" gas areas, like the Marcellus shale. This has depressed activity in "dry" fields like the Fayetteville shale where our Ozark gathering and transmission assets are located. As the balance of supply and demand evolves, we expect activity in these areas to push prices higher. However, should the activity in the region continue to decline, our businesses there may be subject to possible impairment. The supply increase has also had a negative impact on the seasonal price spreads historically seen between the summer and winter months. As a result, the value of storage assets and contracts has declined in recent years, negatively impacting the results of our storage facilities. Should these market factors continue to keep downward pressure on the seasonality spread and re-contracting, we could be subject to further reduced value and possible impairment of our storage assets.
Our businesses in the United States and Canada are subject to regulations on the federal, state and provincial levels. Regulations applicable to the natural gas transmission, crude oil transportation and storage industries have a significant effect on the nature of the businesses and the manner in which they operate. Changes to regulations are ongoing and we cannot predict the future course of changes in the regulatory environment or the ultimate effect that any future changes will have on our businesses. Additionally, investments and projects located in Canada expose us to risks related to Canadian laws, taxes, economic conditions, fluctuations in currency rates, political conditions and policies of the Canadian government. During the past several years, the Canadian dollar has fluctuated compared to the U.S. dollar, which affected earnings to varying degrees for brief periods. Changes in the exchange rate or any other factors are difficult to predict and may affect our future results.
Certain of our segments’ earnings are affected by fluctuations in commodity prices, especially the earnings of Field Services and our Empress NGL business in Western Canada Transmission & Processing, which are most sensitive to changes in NGL prices. We evaluate the risks associated with commodity price volatility on an ongoing basis and, as of December 31, 2013, have no material commodity hedges in place. Effective January 2014, we instituted a commodity hedging program at Western Canada Transmission & Processing’s Empress NGL business and have elected to not apply cash flow hedge accounting.
Based on current projections, our expected effective income tax rate will approximate 24%–25% for 2014. Our overall expected tax rate largely depends on the proportion of earnings in the United States to the earnings of our Canadian operations. Our earnings in the United States are subject to a combined federal and state statutory tax rate of approximately 38%. Our earnings in Canada are subject to a combined federal and provincial statutory tax rate of approximately 26%, but we anticipate an effective Canadian tax rate of approximately 7% for 2014, driven primarily by the recognition of certain regulatory tax benefits. See “Liquidity and Capital Resources” for further discussion about the tax impact of repatriating funds generated from our Canadian operations to Spectra Energy Corp (the U.S. parent).
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
For further information related to management’s assessment of our risk factors, see Part I. Item 1A. Risk Factors.
RESULTS OF OPERATIONS

	2013	2012	2011
	(in millions)
Operating revenues	$5,518	$5,075	$5,351
Operating expenses	3,852	3,502	3,596
Gains on sales of other assets and other, net	—	2	8
Operating income	1,666	1,575	1,763
Other income and expenses	569	465	606
Interest expense	657	625	625
Earnings from continuing operations before income taxes	1,578	1,415	1,744
Income tax expense from continuing operations	419	370	487
Income from continuing operations	1,159	1,045	1,257
Income from discontinued operations, net of tax	—	2	25
Net income	1,159	1,047	1,282
Net income—noncontrolling interests	121	107	98
Net income—controlling interests	$1,038	$940	$1,184
2013 Compared to 2012
Operating Revenues. The $443 million, or 9%, increase was driven by:

•	revenues from Express-Platte acquired in March 2013, net of lower recoveries of electric power and other costs passed through to customers, and lower storage revenues at Spectra Energy Partners,

•
higher customer usage of natural gas as a result of colder weather, higher natural gas prices passed through to customers, higher distribution rates, an adjustment in 2012 related to an unfavorable OEB decision affecting transportation revenues, and growth in the number of customers, net of lower short-term transportation and storage revenues at Distribution,

•	higher revenues from expansion projects at Western Canada Transmission & Processing and Spectra Energy Partners, and

•
higher NGL sales prices and volumes at the Empress operations, net of lower contracted volumes in the conventional gathering and processing business at Western Canada Transmission & Processing, partially offset by

•	the effects of a weaker Canadian dollar at Western Canada Transmission & Processing and Distribution.
Operating Expenses. The $350 million, or 10%, increase was driven by:

•
an increase in volumes of natural gas sold due to colder weather, higher natural gas prices passed through to customers, increased gas purchased due to growth in the number of customers and higher operating fuel costs at Distribution,

•	operating costs from Express-Platte, net of lower electric power and other costs passed through to customers at Spectra Energy Partners,

•
increased volumes of natural gas purchases for extraction and make-up at the Empress operations, higher depreciation expense from expansion projects, scheduled plant turnarounds in 2013, increased operating costs of new facilities and higher benefit and labor costs, net of lower production costs due primarily to lower extraction premiums and a noncash charge in 2012 to write down propane inventory at the Empress operations, at Western Canada Transmission & Processing, and

•	higher corporate costs driven primarily by transaction costs associated with the U.S. Assets Dropdown and higher employee benefit costs, partially offset by

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing.

Operating Income. The $91 million increase was driven by the acquisition of Express-Platte and Texas Eastern expansion projects at Spectra Energy Partners, and higher NGL earnings at the Empress operations due mainly to lower production costs and higher sales prices, net of lower contracted volumes in the conventional gathering and processing business and higher operating and maintenance costs at Western Canada Transmission & Processing. In addition, higher distribution rates, a 2012 adjustment related to an unfavorable decision by the OEB affecting transportation revenues and colder weather, net of lower transportation and storage revenues at Distribution contributed to the increase in the Operating Income. These increases were partially offset by the effects of a weaker Canadian dollar and higher corporate costs.
Other Income and Expenses. The $104 million increase was attributable to higher equity earnings from Field Services mainly due to the gains associated with the issuance of partnership units by DCP Partners and lower operating costs, partially offset by higher interest expense and the effects of asset dropdowns from DCP Midstream to DCP Partners. The increase is also due to higher allowance for funds used during construction (AFUDC) resulting from increased capital spending on expansion projects at Spectra Energy Partners, partially offset by lower AFUDC at Western Canada Transmission & Processing due to decreased capital spending on expansion projects.
Interest Expense. The $32 million increase was mainly due to higher average debt balances related to the acquisition of Express-Platte, partially offset by a weaker Canadian dollar.
Income Tax Expense from Continuing Operations. The $49 million increase was mainly attributable to higher earnings, the revaluation of accumulated deferred state taxes as a result of the U.S. Assets Dropdown and the non-deductibility of transaction costs, partially offset by favorable enacted Canadian federal income tax legislation and the recognition of certain regulatory tax benefits. The effective tax rate for income from continuing operations was 27% in 2013 compared to 26% in 2012. See Note 6 of Notes to Consolidated Financial Statements for reconciliations of our effective tax rates to the statutory tax rate.
Net Income-Noncontrolling Interests. The $14 million increase was driven by higher earnings from Spectra Energy Partners, the issuances of partnerships units by SEP to the public in 2012 and 2013, and the dropdown of a 38.76% interest in M&N US to SEP in 2012, partially offset by the issuances of partnerships units by SEP to Spectra Energy in November 2013 in association with the U.S. Assets Dropdown.
2012 Compared to 2011
Operating Revenues. The $276 million, or 5%, decrease was driven mainly by:

•
a decrease in customer usage of natural gas largely due to warmer weather in 2012, lower natural gas prices passed through to customers, and an unexpected decision by OEB in 2012 affecting transportation revenues at Distribution,

•
lower NGL sales prices and volumes in the Empress NGL business and a decrease in contracted volumes in the conventional gathering and processing business at Western Canada Transmission & Processing, and

•	lower storage revenues, lower rates, contract reductions and lower processing revenues at Spectra Energy Partners, partially offset by

•	higher revenues from expansion projects at Western Canada Transmission & Processing and Spectra Energy Partners.
Operating Expenses. The $94 million, or 3%, decrease was driven mainly by:

•
lower natural gas prices passed through to customers and lower natural gas purchased resulting from decreased volumes in natural gas sold primarily due to warmer weather in 2012, net of increased gas purchased due to growth in the number of customers at Distribution, and

•
lower equipment repairs and maintenance expenses, pipeline integrity costs, employee benefits and other costs, net of accelerated amortization of software at Spectra Energy Partners, partially offset by

•	higher depreciation and amortization from expansion projects placed in service at Western Canada Transmission & Processing and Spectra Energy Partners.
Operating Income. The $188 million decrease was attributable to a net loss in the Empress NGL business primarily due to lower NGL sales prices related to the Empress NGL business and lower contracted volumes from conventional areas in the gathering and processing business at Western Canada Transmission & Processing, and an unexpected decision by the OEB affecting prior year transportation revenues and lower customer usage of natural gas as a result of warmer weather at Distribution, partially offset by higher earnings from expansion projects at Western Canada Transmission & Processing and Spectra Energy Partners.

Other Income and Expenses.    The $141 million decrease was attributable to lower equity earnings from Field Services mostly due to lower commodity prices, partially offset by a reduction in depreciation expense attributable to an increase of the remaining useful lives of DCP Midstream’s gathering, transmission, processing, storage and other assets in 2012 and an increase in gathering and processing margins as a result of higher volumes due to asset growth in 2012 and the impact of severe weather in the first quarter of 2011. In addition, the lower equity earnings from Field Services were partially offset by higher AFUDC due to increased capital spending on expansion projects at Western Canada Transmission & Processing and Spectra Energy Partners.
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
Net Income—Noncontrolling Interests. The $9 million increase was driven by an increase in noncontrolling ownership interests resulting from the issuances of partnerships units by SEP to the public in 2011 and 2012, and higher earnings from Spectra Energy Partners, primarily as a result of the timing of expansion on East Tennessee and the timing of the acquisition of Big Sandy in 2011 and M&N US in 2012.
For a more detailed discussion of earnings drivers, see the segment discussions that follow.
Segment Results
Management evaluates segment performance based on earnings from continuing operations before interest, taxes, and depreciation and amortization (EBITDA). Cash, cash equivalents and investments are managed at the parent-company levels, so the gains and losses on foreign currency remeasurement and interest and dividend income are excluded from the segments’ EBITDA. We consider segment EBITDA to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of our operations without regard to financing methods or capital structures. Our segment EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner.
Spectra Energy Partners provides transmission, storage and gathering of natural gas for customers in various regions of the northeastern and southeastern United States and operates a crude oil pipeline system that connects Canadian and U.S. producers to refineries in the U.S. Rocky Mountain and Midwest regions.
Distribution provides retail natural gas distribution service in Ontario, Canada, as well as natural gas transmission and storage services to other utilities and energy market participants.
Western Canada Transmission & Processing provides transmission of natural gas, natural gas gathering and processing services, and NGLs extraction, fractionation, transportation, storage and marketing to customers in western Canada, the northern tier of the United States and the Maritime Provinces in Canada.
Field Services gathers, compresses, treats, processes, transports, stores and sells natural gas. In addition, this segment produces, fractionates, transports, stores, sells, markets and trades NGLs, and recovers and sells condensate. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by Phillips 66. DCP Midstream gathers raw natural gas through gathering systems located in nine major conventional and non-conventional natural gas producing regions: Mid-Continent, Rocky Mountain, East Texas-North Louisiana, Barnett Shale, Gulf Coast, South Texas, Central Texas, Antrim Shale and Permian Basin. DCP Midstream has a 23% ownership interest in DCP Partners, a publicly-traded master limited partnership.

Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	2013	2012	2011
	(in millions)
Spectra Energy Partners	$1,433	$1,259	$1,223
Distribution	574	587	633
Western Canada Transmission & Processing	736	694	812
Field Services	343	279	449
Total reportable segment EBITDA	3,086	2,819	3,117
Other	(86)	(36)	(43)
Total reportable segment and other EBITDA	3,000	2,783	3,074
Depreciation and amortization	772	746	709
Interest expense	657	625	625
Interest income and other	7	3	4
Earnings from continuing operations before income taxes	$1,578	$1,415	$1,744
The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.
Spectra Energy Partners

	2013	2012	Increase (Decrease)	2011	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$1,965	$1,754	$211	$1,746	$8
Operating expenses
Operating, maintenance and other	715	627	88	651	(24)
Gains on sales of other assets and other, net	—	1	(1)	7	(6)
Other income and expenses	183	131	52	121	10
EBITDA	$1,433	$1,259	$174	$1,223	$36
Express pipeline receipts, MBbl/d (a,b)	207	—	—	—	—
Platte PADD II deliveries, MBbl/d (b)	168	—	—	—	—
____________

(a)	Thousand barrels per day.

(b)	Data includes only activity since March 14, 2013, the date of the acquisition of Express-Platte.

2013 Compared to 2012
Operating Revenues. The $211 million increase was driven by:

•	a $286 million increase due to the acquisition of Express-Platte in March 2013 and expansion projects primarily at Texas Eastern, partially offset by

•	a $42 million decrease in recoveries of electric power and other costs passed through to customers,

•	a $24 million decrease due to lower storage revenues as a result of lower contract renewal rates, and

•	an $8 million decrease from lower processing revenues.
Operating, Maintenance and Other. The $88 million increase was driven by:

•	a $115 million increase from the acquisition of Express-Platte and expansion projects primarily at Texas Eastern,

•	a $10 million increase due to higher employee benefit costs and ad valorem taxes, net of lower software amortization, and

•	a $7 million charge for transaction costs related to the U.S. Assets Dropdown to SEP, partially offset by

•	a $42 million decrease in electric power and other costs passed through to customers.
Other Income and Expenses. The $52 million increase was primarily due to higher AFUDC resulting from increased capital spending on expansion projects.

EBITDA. The $174 million increase was driven by the acquisition of Express-Platte and higher earnings from expansions at Texas Eastern, partially offset by lower storage revenues, higher operating costs and lower processing revenues.

2012 Compared to 2011
Operating Revenues. The $8 million increase was driven by:

•	a $51 million increase from expansion projects and the acquisition of Big Sandy in July 2011, and

•	a $12 million increase in recoveries of electric power and other costs passed through to customers, partially offset by

•	a $29 million decrease from lower storage revenues and contract reductions at Texas Eastern and Ozark Gas Transmission, and

•	a $24 million decrease in processing revenues associated with pipeline operations caused by lower prices.
Operating, Maintenance and Other. The $24 million decrease was driven by:

•	a $32 million decrease due to lower equipment repairs and maintenance expenses, pipeline integrity costs, employee benefits and other costs, partially offset by accelerated software amortization, and

•	a $6 million decrease from project development costs expensed in 2011, partially offset by

•	a $12 million increase in electric power and other costs passed through to customers.
Gains on Sales of Other Assets and Other, net. The $6 million decrease was driven by 2011 customer settlements.
Other Income and Expenses. The $10 million increase was primarily due to the increase in AFUDC as a result of higher capital spending in 2012.
EBITDA. The $36 million increase was driven by increased earnings from expansions and lower operating costs, partially offset by lower storage revenues, contract reductions at Texas Eastern and Ozark Gas Transmission and lower processing revenues.
Matters Affecting Future Spectra Energy Partners Results
Spectra Energy Partners plans to continue earnings growth through capital efficient projects, such as transportation and storage expansion to support a two-pronged “supply push” / “market pull” strategy, as well as continued focus on optimizing the performance of the existing operations through organizational efficiencies and cost control. “Supply push” is when producers agree to pay to transport specified volumes of natural gas in order to support the construction of new pipelines or the expansion of existing pipelines. “Market pull” is taking gas away from established liquid supply points and building pipeline transportation capacity to satisfy end-user demand in new markets or demand growth in existing markets.
Future earnings growth will be dependent on the success of expansion plans in both the market and supply areas of the pipeline network, which includes, among other things, shale gas exploration and development areas, the ability to continue renewing service contracts and continued regulatory stability. Natural gas storage prices have recently been challenged as a result of increasing natural gas supply and narrower seasonal price spreads. As a result, the value of storage assets and contracts has declined in recent years, negatively affecting the results of our storage facilities. Should these market factors continue to keep downward pressure on the seasonality spread and re-contracting, we could be subject to further reduced value and possible impairment for our storage assets. NGL and natural gas price fluctuations will continue to affect processing revenues that are associated with transportation services.
On Express-Platte we plan to continue earnings growth by maximizing throughputs, where possible, to rail or barge terminals to extend the market reach of the pipeline to refinery-customers beyond the end of the pipeline. This also includes optimizing pipeline and storage operations and expanding terminal operations where appropriate. On the Southern Hills and Sand Hills NGL pipelines, volume will continue to increase as NGL supply increases behind the system and new extraction plants are connected to the pipeline. Extensions may be added to the lines and pumps may be added to increase capacity.
Future earnings growth will also be dependent on the success in renewing existing contracts or in securing new supply and market for all pipelines. This will require ongoing increases in supply of both crude oil and NGL and continued access to attractive markets. For the NGL pipelines, continued growth is dependent on successful execution of expansion projects to attach new supply.
Our interstate pipeline operations are subject to pipeline safety regulation administered by PHMSA of the DOT. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines.

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
In 2011, PHMSA initiated an Advance Notice of Proposed Rulemaking announcing its consideration of substantial revisions in its regulations to increase pipeline safety. PHMSA also has issued an Advisory Bulletin which among other things, advises pipeline operators that if they are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. These legislative and regulatory changes, when implemented, will impose additional costs on new pipeline projects as well as on existing operations. Because the extent of the new requirements and the timing of their application is still uncertain, we cannot reasonably determine the effects that these changes will have on our operations, earnings, financial condition and cash flows at this time.
Distribution

	2013	2012	Increase (Decrease)	2011	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$1,848	$1,666	$182	$1,831	$(165)
Operating expenses
Natural gas purchased	826	638	188	760	(122)
Operating, maintenance and other	448	440	8	441	(1)
Loss on sales of other assets and other, net	—	(1)	1	—	(1)
Other income and expenses	—	—	—	3	(3)
EBITDA	$574	$587	$(13)	$633	$(46)
Number of customers, thousands	1,399	1,379	20	1,360	19
Heating degree days, Fahrenheit	7,540	6,385	1,155	7,122	(737)
Pipeline throughput, TBtu	907	818	89	846	(28)
Canadian dollar exchange rate, average	1.03	1.00	0.03	0.99	0.01
2013 Compared to 2012
Operating Revenues. The $182 million increase was driven by:

•	a $129 million increase in customer usage of natural gas primarily due to weather that was more than 18% colder than 2012,

•
a $59 million increase from higher natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month New York Mercantile Exchange (NYMEX) forecast,

•	a $41 million increase from higher distribution rates approved by the OEB,

•
a $38 million increase due to an adjustment in 2012 as a result of an unexpected decision from the OEB in November 2012 requiring certain revenues realized from the optimization of upstream transportation contracts be refunded to customers, and

•	a $36 million increase from growth in the number of customers, partially offset by

•	a $55 million decrease resulting from a weaker Canadian dollar,

•	a $28 million decrease mainly in short-term transportation revenues due to lower exchange service revenue, net of a settlement received from the termination of a transportation contract,

•	a $21 million decrease in storage revenues primarily due to lower prices, and

•	a $20 million decrease as a result of the sharing of revenues realized from the optimization of upstream transportation contracts in accordance with an OEB rate order effective January 1, 2013.
Natural Gas Purchased. The $188 million increase was driven by:

•	a $103 million increase due to higher volumes of natural gas sold due to colder weather,

•	a $59 million increase from higher natural gas prices passed through to customers,

•	a $28 million increase from growth in the number of customers, and

•	a $15 million increase in operating fuel costs primarily due to gas measurement variances, partially offset by

•	a $24 million decrease resulting from a weaker Canadian dollar.
Operating, Maintenance and Other. The $8 million increase was driven by:

•	a $20 million increase primarily driven by higher employee benefit costs, partially offset by

•	a $14 million decrease resulting from a weaker Canadian dollar.
EBITDA. The $13 million decrease was largely the result of lower transportation and storage revenues, higher employee benefit costs, a weaker Canadian dollar and higher operating fuel costs, partially offset by an increase in distribution rates, an adjustment in 2012 related to an unfavorable decision by the OEB affecting transportation revenues and higher customer usage due to colder weather.
2012 Compared to 2011
Operating Revenues. The $165 million decrease was driven by:

•	a $114 million decrease in customer usage of natural gas primarily due to weather that was more than 10% warmer than in 2011,

•	a $92 million decrease from lower natural gas prices passed through to customers,

•
a $38 million decrease as a result of an unexpected decision from the OEB in November 2012 requiring certain revenues realized from the optimization of upstream transportation contracts be refunded to customers,

•	a $12 million decrease resulting from a weaker Canadian dollar, and

•	a $6 million decrease as a result of an unfavorable decision by the OEB affecting 2010 and 2011 storage revenues, partially offset by

•	a $60 million increase from growth in the number of customers,

•	an $18 million increase in short-term transportation service revenues, and

•	a $16 million increase due to lower earnings to be shared with customers.
Natural Gas Purchased. The $122 million decrease was driven by:

•	a $92 million decrease from lower natural gas prices passed through to customers, and

•	an $88 million decrease due to lower volumes of natural gas sold primarily due to warmer weather, partially offset by

•	a $53 million increase from growth in the number of customers.
EBITDA. The $46 million decrease was mainly a result of an unexpected decision from the OEB in 2012 requiring certain revenues realized from the optimization of upstream transportation contracts be refunded to customers, and lower customer usage due to warmer weather, partially offset by an increase in short-term transportation service revenues and lower earnings to be shared with customers.
Matters Affecting Future Distribution Results
Distribution plans to increase service reliability and continue earnings growth through the Parkway expansion projects, which in the case of the Brantford-Kirkwall pipeline and ancillary facilities project, regulatory approval is dependent on approval of a third-party project. We expect that the long-term demand for natural gas in Ontario will remain relatively stable with continued growth in peak-day demands. Some modest growth driven by low natural gas prices is expected to continue with specific interest coming from communities that are not currently serviced by natural gas, given the significant price advantage relative to their alternative energy options.
Natural gas storage prices have recently been challenged as a result of increasing natural gas supply and narrower seasonal price spreads. Gas supply and demand dynamics continue to change as a result of the development of new unconventional shale gas supplies. These market factors will continue to affect Union Gas’ unregulated storage and regulated transportation revenues in the near term.

During the past several years, the Canadian dollar has fluctuated compared to the U.S. dollar, which affected earnings to varying degrees for brief periods. Changes in the exchange rate or any other factors are difficult to predict and may affect future results.
Western Canada Transmission & Processing

	2013	2012	Increase (Decrease)	2011	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$1,767	$1,679	$88	$1,816	$(137)
Operating expenses
Natural gas and petroleum products purchased	391	437	(46)	432	5
Operating, maintenance and other	648	586	62	592	(6)
Gains (losses) on sales of other assets and other, net	(1)	1	(2)	—	1
Other income and expenses	9	37	(28)	20	17
EBITDA	$736	$694	$42	$812	$(118)
Pipeline throughput, TBtu	780	745	35	816	(71)
Volumes processed, TBtu	670	665	5	728	(63)
Empress inlet volumes, TBtu	460	504	(44)	619	(115)
Canadian dollar exchange rate, average	1.03	1.00	0.03	0.99	0.01
2013 Compared to 2012
Operating Revenues. The $88 million increase was driven by:

•	a $59 million increase in gathering and processing revenues due primarily to expansion in unconventional areas for Horn River and Montney development,

•	a $39 million increase due to higher sales prices associated with the Empress NGL business,

•	a $35 million increase due primarily to higher sales volumes of residual natural gas at the Empress operations,

•	a $22 million increase in transmission revenues due primarily to expansion on the T-North Pipeline,

•	a $17 million increase in NGL sales volumes at Empress,

•	a $9 million increase in carbon and other non-income tax expense recovered from customers, and

•	a $9 million increase primarily driven by interruptible transmission revenues and higher 2013 tolls charged to customers at M&N Canada, partially offset by

•	a $58 million decrease as a result of a weaker Canadian dollar, and

•	a $44 million decrease in conventional gathering and processing revenues due primarily to lower contracted volumes.
Natural Gas and Petroleum Products Purchased. The $46 million decrease was driven by:

•	a $53 million decrease as a result of lower production costs for the Empress facility caused primarily by lower extraction premiums,

•	a $14 million decrease as a result of a weaker Canadian dollar, and

•	a $14 million noncash charge in 2012 to write down propane inventory at the Empress operations, partially offset by

•	a $35 million increase in volumes of natural gas purchases for extraction and make-up at Empress.
Operating, Maintenance and Other. The $62 million increase was driven by:

•	a $20 million increase due to scheduled plant turnarounds in 2013,

•	a $16 million increase due to operating costs of the new facilities at Dawson and Fort Nelson North,

•	a $14 million increase due to higher benefit and labor costs,

•	a $12 million increase primarily in costs passed through to customers at M&N Canada,

•	a $9 million increase in carbon and other non-income tax expense, and

•	a $6 million increase in Empress plant fuel and electricity costs due to higher prices, partially offset by

•	a $21 million decrease as a result of a weaker Canadian dollar.

Other Income and Expenses. The $28 million decrease was driven primarily by lower AFUDC resulting from decreased capital spending on expansion projects.
EBITDA. The $42 million increase was driven by higher earnings at the Empress NGL business due mainly to lower production costs and higher sales prices, and earnings from expansions, partially offset by lower contracted volumes in the conventional gathering and processing business, higher operating and maintenance costs and the effect of a weaker Canadian dollar.
2012 Compared to 2011
Operating Revenues. The $137 million decrease was driven by:

•	a $134 million decrease due to lower NGL sales prices associated with the Empress NGL business,

•
a $46 million decrease in contracted volumes in the conventional gathering and processing business due to decontracting as a result of low natural gas prices and the effect of customers’ shift to unconventional developments,

•	a $28 million decrease due to lower NGL sales volumes associated with the Empress NGL business primarily as a result of warmer weather,

•	a $14 million decrease as a result of a weaker Canadian dollar, and

•	a $9 million decrease due to lower rates at M&N Canada, partially offset by

•
a $63 million increase in gathering and processing revenues due to contracted volumes from expansions associated with non-conventional supply discoveries in the Horn River and Montney areas of British Columbia,

•	a $16 million increase in transmission revenues primarily due to expansion,

•	a $10 million increase from recovery of British Columbia carbon tax and other non-income tax expense from customers, and

•	a $5 million increase due primarily to higher sales volumes of residual natural gas in the Empress NGL business.
Natural Gas and Petroleum Products Purchased. The $5 million increase was driven by:

•	a $14 million non-cash charge to reduce the book value of propane inventory at our Empress NGL business to estimated net realizable value, and

•	an $11 million increase in natural gas purchases for extraction at the Empress extraction facility primarily due to increased volumes, partially offset by

•	a $9 million decrease as a result of lower costs of natural gas purchased in the Empress NGL business caused primarily by lower extraction premiums,

•	an $8 million decrease due primarily to lower volumes of make-up gas purchases in the Empress NGL business as a result of lower NGL production, and

•	a $3 million decrease due to a weaker Canadian dollar.
Operating, Maintenance and Other. The $6 million decrease was driven by:

•	an $18 million decrease due primarily to plant turnaround costs in 2011 that did not recur in the 2012 period,

•	an $11 million decrease due primarily to lower plant fuel and electricity costs at the Empress NGL business,

•	a $5 million decrease due to a weaker Canadian dollar, and

•	a $3 million decrease primarily in the costs passed through to customers at M&N Canada, partially offset by

•	a $14 million increase in maintenance costs for new and existing facilities mainly due to overhauls and deactivation of projects,

•	a $10 million increase in British Columbia carbon tax and other non-income tax expense, and

•	an $8 million increase in project development costs due primarily to LNG pipeline project development.
Other Income and Expenses. The $17 million increase was driven primarily by higher AFUDC resulting from increased capital spending on expansion projects.
EBITDA. The $118 million decrease was driven by a net loss in the Empress NGL business, including an adjustment to reduce the book value of propane inventory to estimated net realizable value, and lower contracted volumes in the conventional gathering and processing business, partially offset by higher gathering and processing earnings from expansions and 2011 plant turnaround costs that did not recur in 2012.

Matters Affecting Future Western Canada Transmission & Processing Results
Western Canada Transmission & Processing plans to continue earnings growth through capital efficient “supply push” projects, primarily associated with gathering and processing expansion and incremental transportation capacity to support drilling activity in northern British Columbia as well as future LNG exports. Earnings can fluctuate from period to period as a result of the timing of processing plant turnarounds that reduce revenues while a plant is out of service and increase operating costs as a result of the turnaround maintenance work. Western Canada Transmission & Processing’s processing plants are generally scheduled for turnaround work every three to four years, with the work being staggered to prevent significant outages at any given time in a single geographic area. Future earnings will also be affected by the ability to renew service contracts and regulatory stability. Earnings from processing services will be affected by the ability to access additional natural gas reserves. In addition, the Empress NGL business will be affected by NGL prices, gas flows eastbound beyond Empress and costs of acquiring natural gas, NGL extraction rights and NGLs.
During the past several years, the Canadian dollar has fluctuated compared to the U.S. dollar, which affected earnings to varying degrees for brief periods. Changes in the exchange rate are difficult to predict and may affect future results.
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
Field Services

	2013	2012	Increase (Decrease)	2011	Increase (Decrease)
	(in millions, except where noted)
Equity in earnings of unconsolidated affiliates	$343	$279	$64	$449	$(170)
EBITDA	$343	$279	$64	$449	$(170)
Natural gas gathered and processed/transported, TBtu/d (a,b)	7.1	7.1	—	7.0	0.1
NGL production, MBbl/d (a)	426	402	24	383	19
Average natural gas price per MMBtu (c,d)	$3.65	$2.79	$0.86	$4.04	$(1.25)
Average NGL price per gallon (e)	$0.76	$0.82	$(0.06)	$1.21	$(0.39)
Average crude oil price per barrel (f)	$98.04	$94.16	$3.88	$95.12	$(0.96)
 ____________

(a)	Reflects 100% of volumes.

(b)	Trillion British thermal units per day.

(c)	Average price based on NYMEX Henry Hub.

(d)	Million British thermal units.

(e)	Does not reflect results of commodity hedges.

(f)	Average price based on NYMEX calendar month.
2013 Compared to 2012
EBITDA. Higher equity earnings of $64 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $62 million increase in gains associated with the issuance of partnership units by DCP Partners in 2013 compared to 2012,

•	a $13 million increase primarily attributable to lower operating costs as a result of a cost reduction initiative and lower benefit costs,

•	a $10 million increase due to gains from sales of assets,

•	a $12 million increase attributable to the favorable results from NGL trading, and

•	a $9 million increase from commodity-sensitive processing arrangements due to higher natural gas and crude oil prices, net of lower NGL prices, partially offset by

•
a $26 million decrease primarily attributable to higher interest expense due to higher interest rates as a result of newly issued debt and lower capitalized interest on certain projects which were placed in service in 2013, and

•	a $15 million decrease primarily attributable to incremental dropdowns to DCP Partners, which increased net income attributable to noncontrolling interests.
2012 Compared to 2011
EBITDA. Lower equity earnings of $170 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

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

•
a $60 million increase due to decreased depreciation expense as a result of changes to the remaining useful lives of DCP Midstream’s gathering, transmission, processing, storage and other assets during the second quarter of 2012. The key contributing factor to the change was an increase in producers' estimated remaining economically recoverable commodity reserves, resulting from advances in extraction processes, such as hydraulic fracturing and horizontal drilling, as well as improved technology used to locate commodity reserves,

•
a $50 million increase in gathering and processing volumes, as a result of asset growth across certain geographic regions and the absence of severe weather which caused wellhead freeze-offs which shut in gas wells and reduced recoveries in 2011,

•	a $19 million increase in gains associated with the issuance of partnership units by DCP Partners,

•	a $10 million increase attributable to lower interest expense due to higher capitalized interest in 2012 as a result of growth, and

•	a $9 million increase in earnings from DCP Partners as a result of growth and mark-to-market gains on derivative instruments used to protect distributable cash flows.
Supplemental Data
Below is supplemental information for DCP Midstream’s operating results (presented at 100%):

	2013	2012	2011
	(in millions)
Operating revenues	$12,038	$10,171	$12,982
Operating expenses	11,230	9,427	11,868
Operating income	808	744	1,114
Other income and expenses	35	34	26
Interest expense, net	249	193	213
Income tax expense	10	2	3
Net income	584	583	924
Net income—noncontrolling interests	93	97	61
Net income attributable to members’ interests	$491	$486	$863
Matters Affecting Future Field Services Results
Drilling levels vary by geographic area, but in general, drilling remains robust in areas with a high content of liquids in the gas stream and crude oil drilling with associated gas production. Drilling remains weak in certain areas with dry gas where relatively lower commodity prices currently do not support the economics of drilling. However, advances in technology, such as horizontal drilling and hydraulic fracturing in shale plays, have led to certain geographic areas becoming increasingly accessible. Crude oil prices have generally remained at favorable levels, while NGL and natural gas prices remain modest due to increasing supplies. Under DCP Midstream’s contract structures, which are predominantly percent-of-proceeds contracts, DCP Midstream receives payments in-kind in the form of commodities and, as a result, typically has “long” natural gas and NGL positions. As such, a decrease in natural gas prices can negatively impact DCP Midstream’s margins. However, any decline would be partially offset by its keep-whole contracts where gross margin is directly related to the price of NGLs and inversely related to the price of natural gas. DCP Midstream believes that future natural gas prices will be influenced by North American supply deliverability, the severity of winter and summer weather, the level of North American production, drilling activity and exports of LNG.

Other

	2013	2012	Increase (Decrease)	2011	Increase (Decrease)
	(in millions)
Operating revenues	$72	$89	$(17)	$87	$2
Operating expenses
Operating, maintenance and other	186	141	45	140	1
Gains on sales of other assets and other, net	1	1	—	1	—
Other income and expenses	27	15	12	9	6
EBITDA	$(86)	$(36)	$(50)	$(43)	$7
2013 Compared to 2012
EBITDA. The $50 million decrease was driven mainly by transaction costs associated with the U.S. Assets Dropdown, higher employee benefit costs, and a 2012 gain related to an early termination notice by Westcoast for capacity contracts held on Vector Pipeline, partially offset by a reversal of an uncertain tax position related to matters prior to the spin-off of Spectra Energy in 2007.
2012 Compared to 2011
EBITDA. The $7 million increase reflected primarily a gain related an early termination notice by Westcoast for capacity contracts held on Vector Pipeline in 2012.
Matters Affecting Future Other Results
Future results will continue to include corporate and business services we provide for our operations, and will also include operating costs and self-insured losses associated with our captive insurance entities. The results for Other could be affected by the number and severity of insured property losses.
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
Regulatory Accounting
We account for certain of our operations under accounting for regulated entities. As a result, we record assets and liabilities that result from the regulated ratemaking process that may not be recorded under generally accepted accounting principles for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or for instances where the regulator provides current rates that are intended to recover costs that are expected to be incurred in the future. We continually assess whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders to other regulated entities. Based on this assessment, we believe our existing regulatory assets, which primarily relate to the future collection of deferred income tax costs for our Canadian regulated operations, are probable of recovery. This assessment reflects the current political and regulatory climate at the state, provincial and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, regulatory asset write-offs would be required. Additionally, regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment and amortization of regulatory assets. Total regulatory assets were $1,376 million as of December 31, 2013 and $1,264 million as of December 31, 2012. Total regulatory liabilities were $502 million as of December 31, 2013 and $630 million as of December 31, 2012.

Impairment of Goodwill
We had goodwill balances of $4,810 million at December 31, 2013 and $4,513 million at December 31, 2012. The increase in goodwill in 2013 was the result of the acquisition of Express-Platte, partially offset by foreign currency translation. The majority of our goodwill relates to the acquisition of Westcoast in 2002, which owns substantially all of our Canadian operations. As of the acquisition date or upon a change in reporting units, we allocate goodwill to a reporting unit, which we define as an operating segment or one level below an operating segment.
As permitted under the accounting guidance on testing goodwill for impairment, we perform either a qualitative assessment or a quantitative assessment of each of our reporting units based on management’s judgment. With respect to our qualitative assessments, we consider events and circumstances specific to us, such as macroeconomic conditions, industry and market considerations, cost factors and overall financial performance, when evaluating whether it is more likely than not that the fair values of our reporting units are less than their respective carrying amounts.
In connection with our quantitative assessments, we primarily use a discounted cash flow analysis to determine fair values of those reporting units. The long-term growth rates used for the reporting units that we quantitatively assessed reflect continued expansion of our assets, driven by new natural gas supplies such as shale gas in North America, increasing demand for natural gas transmission capacity on our pipeline systems primarily as a result of forecasted growth in natural gas-fired power plants and increasing demand for crude oil and NGL transportation capacity on our pipeline systems. We assumed a weighted average long-term growth rate of 2.3% for our 2013 quantitative goodwill impairment analysis. Had we assumed a 100 basis point lower growth rate for each of the reporting units that we quantitatively assessed, there would have been no impairment of goodwill. We continue to monitor the effects of the global economic downturn with respect to the long-term cost of capital utilized to calculate our reporting units’ fair values. For our 2013 quantitative goodwill impairment analysis, we assumed weighted-average costs of capital ranging from 5.8% to 7.9% that market participants would use. Had we assumed a 100 basis point increase in the weighted-average cost of capital for each of the reporting units that we quantitatively assessed, there would have been no impairment of goodwill. For our regulated businesses in Canada, if an increase in the cost of capital occurred, we assumed that the effect on the corresponding reporting unit’s fair value would be ultimately offset by a similar increase in the reporting unit’s regulated revenues since those rates include a component that is based on the reporting unit’s cost of capital.
Certain commodity prices, specifically NGLs, have fluctuated in 2012 and 2013. Our Empress NGL business is significantly affected by fluctuations in commodity prices. We updated our Empress NGL reporting unit’s impairment test using recent operational information, financial data and June 30, 2013 commodity prices, and concluded there was no impairment of goodwill related to Empress. The operating results of our Empress NGL reporting unit improved during 2013 due to, among other things, favorable commodity prices. Therefore, no additional impairment test was deemed necessary. Should NGL prices decline significantly from recent levels and reduce earnings at the Empress NGL business, this could result in a triggering event that would warrant a testing of impairment for goodwill relating to the Empress NGL reporting unit, which could result in an impairment. Effective January 2014, we instituted a commodity hedging program at Empress to economically hedge a significant portion of their NGL sales and related make-up gas purchases, which is expected to mitigate the effects of short-term commodity price fluctuations.
Based on the results of our annual goodwill impairment testing, no indicators of impairment were noted and the fair values of the reporting units that we assessed at April 1, 2013 (our testing date) were substantially in excess of their respective carrying values.
Other than the previously described update to our Empress NGL reporting unit’s impairment test, no triggering events occurred with the other reporting units during the period April 1, 2013 through December 31, 2013 that would warrant re-testing for goodwill impairment.
Revenue Recognition
Revenues from the transportation, storage, processing distribution and sales of natural gas, from the transportation and storage of crude oil, and from the sales of NGLs, are recognized when either the service is provided or the product is delivered. Revenues related to these services provided or products delivered but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information, estimated distribution usage based on historical data adjusted for heating degree days, commodity prices and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated unbilled revenues are immaterial.

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
The expected return on plan assets is important, since certain of our pension and other post-retirement benefit plans are partially funded. Expected long-term rates of return on plan assets are developed by using a weighted average of expected returns for each asset class to which the plan assets are allocated. For 2013, the assumed average return was 7.40% for the U.S. pension plan assets, 7.10% for the Canadian pension plan assets and 6.51% for the U.S. other post-retirement benefit assets. A change in the rate of return of 25 basis points for these assets would impact annual benefit expense by approximately $1 million before tax for U.S. plans, and by approximately $2 million before tax for Canadian plans. The Canadian other post-retirement benefit plans are not funded.
Since pension and other post-retirement benefit liabilities are measured on a discounted basis, the discount rate is also a significant assumption. Discount rates used for our defined benefit and other post-retirement benefit plans are based on the yields constructed from a portfolio of high-quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. The average discount rates of 3.59% for the U.S. plans and 4.16% for the Canadian plans used to calculate 2013 plan expenses represent a weighted average of the applicable rates. The applied discount rates increased approximately 0.76% for the U.S. plans and 0.65% for the Canadian plans in 2013 compared to 2012, resulting in a significant decrease in total benefit liabilities. A 25 basis-point change in the discount rates would impact annual before-tax benefit expense by approximately $1 million for U.S. plans and $5 million for Canadian plans.
See Note 25 of Notes to Consolidated Financial Statements for more information on pension and other post-retirement benefits.
LIQUIDITY AND CAPITAL RESOURCES
Known Trends and Uncertainties
As of December 31, 2013, we had negative net working capital of $1,958 million. This balance includes commercial paper liabilities totaling $1,032 million and current maturities of long-term debt of $1,197 million. We will rely upon cash flows from operations and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for 2014. SEP is expected to be self-funding through its cash flows from operations, use of its revolving credit facility and its access to capital markets. We receive cash distributions from SEP in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights.
As of December 31, 2013, our four revolving credit facilities consisted of Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 300 million Canadian dollar facility and Union Gas’ 400 million Canadian dollar facility. These facilities are used principally as back-stops for commercial paper programs and for the issuance of letters of credit. At Spectra Capital, SEP and Westcoast, we primarily use commercial paper for temporary funding of capital expenditures. At Union Gas, we primarily use commercial paper to support short-term working capital fluctuations. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 16 of Notes to Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Our consolidated capital structure includes commercial paper, long-term debt (including current maturities), preferred stock of subsidiaries and total equity. As of December 31, 2013, our capital structure was 58% debt, 34% common equity of controlling interests and 8% noncontrolling interests and preferred stock of subsidiaries.
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

In particular, cash distributions from our equity affiliate DCP Midstream can fluctuate, mostly as a result of earnings sensitivities to commodity prices, as well as its level of capital expenditures and other investing activities. DCP Midstream funds its operations and investing activities mostly from its operating cash flows, third-party debt and equity transactions associated with DCP Partners. DCP Midstream is required to make quarterly tax distributions to us based on allocated taxable income. In addition to tax distributions, periodic distributions are determined by DCP Midstream’s board of directors based on its earnings, operating cash flows and other factors, including capital expenditures and other investing activities, commodity prices outlook and the credit environment. We received total tax and periodic distributions from DCP Midstream of $215 million in 2013, $203 million in 2012 and $395 million in 2011. These distributions are classified within Operating Cash Flows. We continually assess the effect of commodity prices and other activities at DCP Midstream on cash expected to be received from DCP Midstream and adjust our expansion or other activities as necessary.
In addition, cash flows from our Canadian operations are generally used to fund the ongoing Canadian businesses and future Canadian growth. At December 31, 2013, $143 million of Cash and Cash Equivalents was held by our Canadian subsidiaries. Historically, we have reinvested a substantial portion of our Canadian operations’ earnings in Canada. Earnings not needed by our Canadian operations have been distributed to Spectra Energy Corp (the U.S. parent) with minimal incremental U.S. tax liability. Distributions have typically been as much as $300 million per year. We anticipate continued substantial reinvestment of our future Canadian earnings in Canada; however, future distributions to Spectra Energy Corp may incur incremental U.S. tax at the U.S. statutory rate without the ability to use foreign tax credits. The timing of when distributions may incur such incremental U.S. tax depends on many factors, such as the amount of future capital expansions in Canada, the tax characterization of our distributions as returns of capital or dividends, the impacts of tax planning on merger and acquisition activities and tax legislation at the time of the distributions.
As we execute on our strategic objectives around organic growth and expansion projects, expansion expenditures are expected to approximate $1.3 billion in 2014 and will continue to average approximately $2.0 billion through 2016. The timing and extent of these expenditures are likely to vary significantly from year to year, depending mostly on general economic conditions and market requirements. Given that we expect to continue to pursue expansion and earnings growth opportunities over the next several years and also given the scheduled maturities of our existing debt instruments, capital resources will continue to include long-term borrowings and possibly securing additional sources of capital including debt and/or equity securities. We remain committed to maintaining a capital structure and liquidity profile that continue to support an investment-grade credit rating.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Years Ended December 31,
	2013	2012	2011
	(in millions)
Net cash provided by (used in):
Operating activities	$2,030	$1,938	$2,186
Investing activities	(3,236)	(2,674)	(2,098)
Financing activities	1,316	654	(35)
Effect of exchange rate changes on cash	(3)	2	(9)
Net increase (decrease) in cash and cash equivalents	107	(80)	44
Cash and cash equivalents at beginning of the period	94	174	130
Cash and cash equivalents at end of the period	$201	$94	$174
Operating Cash Flows
Net cash provided by operating activities increased $92 million to $2,030 million in 2013 compared to 2012. This change was driven mostly by:

•	lower net tax payments in 2013, partially offset by

•	changes in working capital.

Net cash provided by operating activities decreased $248 million to $1,938 million in 2012 compared to 2011. This change was driven mostly by:

•	lower distributions received from DCP Midstream, and

•	lower overall earnings.
Investing Cash Flows
Net cash flows used in investing activities increased $562 million to $3,236 million in 2013 compared to 2012. This change was driven mostly by:

•	a $1,254 million net cash outlay for the acquisition of Express-Platte, partially offset by

•	$513 million of initial and subsequent investments in Sand Hills and Southern Hills in 2012 compared to investments of $267 million in 2013, and

•	$146 million of proceeds of available-for-sale securities in 2013 compared to $130 million of net purchases in 2012.
Net cash flows used in investing activities increased $576 million to $2,674 million in 2012 compared to 2011. This change was driven mostly by:

•	$513 million of initial and subsequent equity investments in Sand Hills and Southern Hills in 2012,

•	a $110 million increase in capital expenditures in 2012, and

•	$130 million of net purchases of available-for-sale securities in 2012 compared to $190 million of net proceeds from sales and maturities in 2011, partially offset by

•	a $390 million cash outlay in 2011 for the acquisition of Big Sandy.
Capital and Investment Expenditures by Business Segment
Capital and investment expenditures are detailed by business segment in the following table. Capital and investment expenditures presented below include expenditures from both continuing and discontinued operations.

	2013	2012	2011
	(in millions)
Spectra Energy Partners (a,b)	$1,299	$1,443	$746
Distribution	357	276	292
Western Canada Transmission & Processing	561	760	781
Total reportable segments	2,217	2,479	1,819
Other	42	66	100
Total consolidated	$2,259	$2,545	$1,919
 _________

(a)
Excludes the $1,254 million net cash outlay for the acquisition of Express-Platte in 2013, $30 million paid in 2012 for amounts previously withheld from the purchase price consideration of the acquisition of Bobcat in 2010 and the $390 million acquisition of Big Sandy in 2011. See Note 3 of Notes to Consolidated Financial Statements for further discussions.

(b)	Excludes a $71 million loan to an unconsolidated affiliate.

On March 14, 2013, we acquired Express-Platte for $1.5 billion, consisting of $1.25 billion in cash and $260 million of acquired debt, before working capital adjustments. The acquisition was primarily funded through the issuance of stock in 2012 and debt. See Note 3 of Notes to Consolidated Financial Statements for further discussion of the acquisition of
Express-Platte.
Capital and investment expenditures for 2013 totaled $2,259 million and included $1,591 million for expansion projects and $668 million for maintenance and other projects. We project 2014 capital and investment expenditures of approximately $2.1 billion, consisting of approximately $1.2 billion for Spectra Energy Partners, $0.5 billion for Distribution and $0.4 billion for Western Canada Transmission & Processing. Total projected 2014 capital and investment expenditures include approximately $1.3 billion of expansion capital expenditures and $0.8 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth.

Capital expansion projects are developed and executed using results-proven project management processes. We evaluate the strategic fit and commercial and execution risks, and continuously measure performance compared to plan. Ongoing communications between project teams and senior leadership ensure we maintain the right focus and deliver the expected results.

Expansion capital expenditures included several key projects placed into service in 2013, including:

•
Fort Nelson Expansion Program—The new 250 MMcf/d Fort Nelson North processing facility, which was the final phase and most significant capital outlay of the program, was placed into service during the first quarter of 2013.

•
Dawson Expansion—The development of a sour gas processing plant and an additional pipeline in western Canada. Phase I of 100 MMcf/d was placed into service in 2012 and Phase II for an additional 100 MMcf/d was placed into service during the first quarter of 2013.

•
New Jersey-New York Expansion—An 800 MMcf/d expansion of the Texas Eastern pipeline system consisting of a new 16-mile pipeline extension into lower Manhattan, New York and other associated facility upgrades. The project is designed to transport gas produced in the U.S. Gulf Coast, Mid-Continent, Rockies and Marcellus Shale regions into New York City and was placed into service during the fourth quarter of 2013.

•
Sand Hills—Approximately 720 miles of NGL pipeline constructed by DCP Midstream, with an initial capacity of 200,000 Bbls/d, transporting NGLs from the Permian Basin and Eagle Ford shale regions to NGL markets on the Gulf Coast. Phase I was completed in the fourth quarter of 2012, with initial service from the Eagle Ford shale region to Mont Belvieu. Phase II provides service from the Permian Basin to the Eagle Ford shale region. This project was placed into service during the second quarter of 2013.

•
Southern Hills—Approximately 800 miles of NGL pipeline also constructed by DCP Midstream, connecting several DCP Midstream processing plants and anticipated third-party producers, providing NGL transportation from the Mid-Continent to Mont Belvieu. This project was placed into service during the second quarter of 2013.

Significant 2014 expansion projects expenditures are expected to include:

•
TEAM 2014—A 600 MMcf/d expansion of the Texas Eastern pipeline system consisting of new pipeline construction. The project is designed to transport gas produced in the Marcellus Shale to U.S. markets in the northeast, midwest and Gulf Coast. In-service is scheduled by the second half of 2014.

•
North Montney Expansion—211 MMcf/d of new gathering and processing service and 159 MMcf/d of renewed gathering and processing service. The project includes various processing plant modifications, including reactivation of the existing Aitken Creek Plant. In-service is scheduled by the first half of 2014.

•
Kingsport—An additional 86 MMcf/d on the East Tennessee system to support a customer’s multi-year project to convert five coal-fired power plant boilers to natural gas. Approximately 25 MMcf/d of the project was placed in service in November 2013 and the remainder is scheduled to be in-service in the first quarter of 2015.

•
OPEN—A 550 MMcf/d expansion of the Texas Eastern pipeline system consisting of new pipeline, a new compressor station and other associated facility upgrades. The project is designed to transport gas produced in the Utica Shale and Marcellus Shale to U.S. markets in the Midwest, Southeast and Gulf Coast. In-service is scheduled for the fourth quarter of 2015.

•
Parkway—The Parkway West project includes the development of a greenfield site west of Toronto, the installation of a compressor unit and associated infrastructure. In addition, the Parkway D compressor, combined with the Brantford-Kirkwall pipeline loop, will provide growth volumes of 681 MMcf/d. These projects are due to be placed in-service throughout 2014 and 2015.

•
Sabal Trail—1,100 MMcf/d of new capacity to access onshore shale gas supplies. Facilities include a new 465-mile pipeline, laterals and various compressor stations. In-service is expected by the second quarter of 2017.

•
AIM—A 342 MMcf/d expansion of the Algonquin system consisting of replacement pipeline, new pipeline, new and modified meter station facilities and additional compression at existing stations. The project is designed to transport gas from existing interconnects in New Jersey and New York to LDC markets in the northeast. In-service is expected by the fourth quarter of 2016.

Financing Cash Flows and Liquidity
Net cash provided by financing activities increased $662 million to $1,316 million in 2013 compared to 2012. This change was driven mostly by:

•
a $1,457 million net increase in long-term debt issuances in 2013 compared to 2012, mostly used to fund the acquisition of Express-Platte and Spectra Energy Corp's U.S. Assets Dropdown to SEP, partially offset by

•	$206 million of net repayments of commercial paper in 2013 compared to $199 million of proceeds from commercial paper in 2012, and

•	proceeds of $382 million from the issuance of Spectra Energy common stock in 2012.
Net cash provided by financing activities totaled $654 million in 2012 compared to $35 million used in financing activities in 2011. This $689 million change was driven mostly by:

•	proceeds of $382 million in 2012 from the issuance of Spectra Energy common stock,

•	a $299 million decrease in 2011 of SEP’s revolving credit facility borrowings outstanding, and

•	a $189 million increase in net long-term debt issuances in 2012.
Significant Financing Activities—2013
Debt Issuances.    The following long-term debt issuances were completed during 2013 as part of our overall financing plan to fund capital expenditures, the acquisition of Express-Platte, the U.S. Assets Dropdown to SEP, to refinance maturing debt obligations and for other corporate purposes:

	Amount		Interest Rate	Due Date
	(in millions)
Spectra Capital	$1,200	(a)	variable	n/a
Spectra Capital	650		3.30%	2023
SEP	1,000		4.75%	2024
SEP	500		2.95%	2018
SEP	400		5.95%	2043
SEP	400		variable	2018
Union Gas	237	(b)	3.79%	2023
  __________________

(a)	Repaid in the fourth quarter of 2013.

(b)	U.S. dollar equivalent at time of issuance.

SEP Common Unit Issuances.    In November 2013, SEP entered into an equity distribution agreement under which it may sell and issue common units up to an aggregate amount of $400 million. The continuous offering program allows SEP to offer and sell its common units, representing limited partner interests, at prices it deems appropriate through a sales agent. Sales of common units, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange, in block transactions, or as otherwise agreed to between SEP and the sales agent. SEP intends to use the net proceeds from sales under the program for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital. Beginning in November, SEP issued 0.6 million common units to the public in 2013 under this program, for total net proceeds of $24 million.
In April 2013, SEP issued 5.2 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy. Total net proceeds to SEP were $193 million (net proceeds to Spectra Energy were $190 million). Net proceeds to SEP were temporarily invested in restricted available-for-sale securities until the Express-Platte dropdown, at which time the funds were partially used to pay for a portion of the transaction. See Note 2 of Notes to Consolidated Financial Statements for a discussion of the Express-Platte transaction with SEP.

Significant Financing Activities—2012
Debt Issuances.    The following long-term debt issuances were completed during 2012:

	Amount		Interest Rate	Due Date
	(in millions)
Algonquin	$350		3.51%	2024
Texas Eastern	500		2.80%	2022
East Tennessee	200		3.10%	2024
Westcoast	251	(a)	3.12%	2022
 __________________

(a)	U.S. dollar equivalent at time of issuance.
Spectra Energy Common Stock Issuance.    In December 2012, Spectra Energy issued 14.7 million common shares to the public. Total net proceeds to Spectra Energy were $382 million, used to fund acquisitions and capital expenditures and for other general corporate purposes.
SEP Common Unit Issuance.    In November 2012, SEP issued 5.5 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy. Total net proceeds to SEP were $148 million (net proceeds to Spectra Energy were $145 million) and were restricted for the purpose of funding SEP’s capital expenditures and acquisitions.
Significant Financing Activities—2011
Debt Issuances.    The following long-term debt issuances were completed during 2011:

	Amount		Interest Rate	Due Date
	(in millions)
SEP	$250		2.95%	2016
SEP	250		4.60%	2021
Westcoast	151	(a)	3.883%	2021
Westcoast	151	(a)	4.791%	2041
Union Gas	309	(a)	4.88%	2041
  __________________

(a)	U.S. dollar equivalent at time of issuance.
SEP Common Unit Issuance.    In June 2011, SEP issued 7.2 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy. Total net proceeds to SEP were $218 million (net proceeds to Spectra Energy were $213 million), used to fund a portion of the acquisition of Big Sandy.

Available Credit Facilities and Restrictive Debt Covenants

			Outstanding at December 31, 2013
	Expiration Date	Total Credit Facilities Capacity	Commercial Paper	Term Loan	Total	Available Credit Facilities Capacity
		(in millions)
Spectra Capital
Multi-year syndicated (a)	2018	$1,000	$344	$ n/a	$344	$656
Delayed-draw syndicated term loan (a,b)	2018	300	n/a	—	—	300
SEP
Multi-year syndicated (c)	2018	2,000	338	n/a	338	1,662
Westcoast
Multi-year syndicated (d)	2016	282	34	n/a	34	248
Union Gas
Multi-year syndicated (e)	2016	377	316	n/a	316	61
Total		$3,959	$1,032	$—	$1,032	$2,927
 ____________

(a)
Revolving credit facility and term loan contain a covenant requiring the Spectra Energy Corp consolidated debt-to-total capitalization ratio, as defined in the agreements, to not exceed 65%. This ratio was 58% at December 31, 2013.

(b)	Term loan agreement allows for one borrowing prior to January 15, 2014.

(c)
Revolving credit facility contains a covenant that requires SEP to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the credit agreement, of 5.0 or less, provided that for three fiscal quarters subsequent to certain acquisitions (such as the November 1, 2013 U.S. Assets Dropdown from Spectra Energy Corp), the ratio may be 5.5 or less. As of December 31, 2013, this ratio was 4.4 after giving effect to the U.S. Assets Dropdown.

(d)
U.S. dollar equivalent at December 31, 2013. The revolving credit facility is 300 million Canadian dollars and contains a covenant that requires the Westcoast non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 44% at December 31, 2013.

(e)
U.S. dollar equivalent at December 31, 2013. The revolving credit facility is 400 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 67% at December 31, 2013.

On November 1, 2013, we amended and restated the Spectra Capital and SEP credit agreements. The Spectra Capital credit facility was decreased to $1.0 billion, and the SEP credit facility was increased to $2.0 billion. Both facilities expire in 2018.
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amounts available under the credit facilities. As of December 31, 2013, there were no letters of credit issued under the credit facilities or revolving borrowings outstanding.

Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2013, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of our Spectra Capital credit agreement requires our consolidated debt-to-total-capitalization ratio, as defined in the agreement, to be 65% or lower. Per the terms of the agreement, collateralized debt is excluded from the calculation of the ratio. This ratio was 58% at December 31, 2013. Our equity, and as a result, this ratio, is sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations as discussed in “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk.” Based on the strength of our total capitalization as of December 31, 2013, however, it is not likely that a material adverse effect would occur as a result of a weakened Canadian dollar.

Term Loan Agreements.   On November 1, 2013, Spectra Capital entered into a five-year $300 million senior unsecured delayed-draw term loan agreement which allows for up to one borrowing prior to January, 15 2014. The full $300 million available under the agreement was borrowed in January 2014. These borrowings are due in 2018.

On November 1, 2013, SEP entered into and borrowed $400 million under a senior unsecured five-year term loan agreement. A portion of the proceeds from the borrowing were used to pay Spectra Energy for the U.S. Assets Dropdown.
 In December 2012, Spectra Capital entered into a three-year $1.2 billion unsecured delayed-draw term loan agreement which allowed for up to four borrowings prior to March 1, 2013. The full $1.2 billion available under the agreement was borrowed in the first quarter of 2013. Proceeds from borrowings under the term loan were used for general corporate purposes, including acquisitions and to refinance existing indebtedness. Borrowings under this term loan agreement were repaid on November 1, 2013 with proceeds received from SEP from the U.S. Assets Dropdown, and the loan agreement was terminated.

Dividends.    Our near-term objective is to increase our cash dividend by at least $0.12 per year through 2016. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. We declared a quarterly cash dividend of $0.335 per common share on January 3, 2014 payable on March 10, 2014 to shareholders of record at the close of business on February 14, 2014.
Other Financing Matters.    Spectra Energy Corp and Spectra Capital have an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of various equity and debt securities. SEP has an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of limited partner common units and various debt securities. SEP also has $476 million available as of December 31, 2013 for the issuance of limited partner common units and various debt securities under another effective shelf registration statement on file with the SEC. Westcoast and Union Gas have an aggregate 1.1 billion Canadian dollars (approximately $1.0 billion) available as of December 31, 2013 for the issuance of debt securities in the Canadian market under debt shelf prospectuses.
Off-Balance Sheet Arrangements
We enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include financial guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. See Note 21 of Notes to Consolidated Financial Statements for further discussion of guarantee arrangements.
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
We do not have any other material off-balance sheet financing entities or structures, except for normal operating lease arrangements, guarantee arrangements and financings entered into by DCP Midstream and our other equity investments. For additional information on these commitments, see Notes 20 and 21 of Notes to Consolidated Financial Statements.
Contractual Obligations
We enter into contracts that require payment of cash at certain periods based on certain specified minimum quantities and prices. The following table summarizes our contractual cash obligations for each of the periods presented. The table below excludes all amounts classified as Total Current Liabilities on the December 31, 2013 Consolidated Balance Sheet other than Current Maturities of Long-Term Debt. It is expected that the majority of Total Current Liabilities will be paid in cash in 2014.

Contractual Obligations as of December 31, 2013

	Payments Due By Period
	Total	2014	2015 & 2016	2017 & 2018	2019 & Beyond
	(in millions)
Long-term debt (a)	$20,750	$1,879	$2,354	$3,779	$12,738
Operating leases (b)	380	47	87	69	177
Purchase Obligations: (c)
Firm capacity payments (d)	583	256	235	35	57
Energy commodity contracts (e)	361	342	19	—	—
Other purchase obligations (f)	397	231	93	27	46
Other long-term liabilities on the Consolidated Balance Sheet (g)	73	73	—	—	—
Total contractual cash obligations	$22,544	$2,828	$2,788	$3,910	$13,018
__________

(a)	See Note 16 of Notes to Consolidated Financial Statements. Amounts include estimated scheduled interest payments over the life of the associated debt.

(b)	See Note 20.

(c)	Purchase obligations reflected in the Consolidated Balance Sheets have been excluded from the above table.

(d)	Includes firm capacity payments that provide us with uninterrupted firm access to natural gas transportation and storage.

(e)
Includes contractual obligations to purchase physical quantities of NGLs and natural gas. Amounts include certain hedges as defined by applicable accounting standards. For contracts where the price paid is based on an index, the amount is based on forward market prices at December 31, 2013.

(f)
Includes contracts for software and consulting or advisory services. Amounts also include contractual obligations for engineering, procurement and construction costs for pipeline projects. Amounts exclude certain open purchase orders for services that are provided on demand, where the timing of the purchase cannot be determined.

(g)
Includes estimated 2014 retirement plan contributions and estimated 2014 payments related to uncertain tax positions, including interest (see Notes 6 and 25). We are unable to reasonably estimate the timing of uncertain tax positions and interest payments in years beyond 2014 due to uncertainties in the timing of cash settlements with taxing authorities and cannot estimate retirement plan contributions beyond 2014 due primarily to uncertainties about market performance of plan assets. Excludes cash obligations for asset retirement activities (see Note 15) because the amount of cash flows to be paid to settle the asset retirement obligations is not known with certainty as we may use internal or external resources to perform retirement activities. Amounts also exclude reserves for litigation and environmental remediation (see Note 20) and regulatory liabilities (see Note 5) because we are uncertain as to the amount and/or timing of when cash payments will be required. Amounts also exclude deferred income taxes and investment tax credits on the Consolidated Balance Sheets since cash payments for income taxes are determined primarily by taxable income for each discrete fiscal year.

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
Commodity Price Risk
We are exposed to the impact of market fluctuations in the prices of NGLs and natural gas purchased as a result of our investment in DCP Midstream, and the ownership of the NGL marketing operations in western Canada and processing associated with our U.S. pipeline assets. Price risk represents the potential risk of loss from adverse changes in the market price of these energy commodities. Our exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms.
We employ policies and procedures to manage Spectra Energy’s risks associated with Empress’ commodity price fluctuations, which may include the use of forward physical transactions as well as commodity derivatives. There were no significant commodity hedge transactions by Spectra Energy during 2013, 2012 or 2011. Effective January 2014, we instituted a commodity hedging program at Empress and have elected to not apply cash flow hedge accounting.
DCP Midstream manages its direct exposure to these market prices separate from Spectra Energy, and utilizes various risk management strategies, including the use of commodity derivatives.

We have gathering and processing operations that consist of contracts to buy and sell commodities, including contracts for natural gas, NGLs and other commodities that are settled by the delivery of the commodity or cash. We are exposed to market price fluctuations of NGLs, natural gas and oil primarily in our Field Services segment. Based on a sensitivity analysis as of December 31, 2013 and 2012, a 10¢ per-gallon move in NGL prices would affect our annual pre-tax earnings by approximately $59 million in 2014 and $65 million in 2013 for Field Services. For the same periods, a 50¢ per-MMBtu move in natural gas prices would affect our annual pre-tax earnings by approximately $21 million and $18 million, and a $10 per-barrel move in oil prices would affect our annual pre-tax earnings by approximately $27 million and $25 million, respectively.
With respect to the Empress assets in Western Canada Transmission & Processing, a 10¢ per-gallon move in NGL prices, primarily propane prices, would affect our annual pre-tax earnings by approximately $19 million in 2014, as compared with approximately $22 million in 2013. For the same periods, a 50¢ per-MMBtu move in natural gas prices would affect our annual pre-tax earnings by approximately $9 million and $13 million, respectively. Such sensitivities exclude the effects of hedging and assume normal operating conditions.
These hypothetical calculations consider estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices. The actual effect of commodity price changes on our earnings could be significantly different than these estimates.
See also Notes 1 and 19 of Notes to Consolidated Financial Statements.
Credit Risk
Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. Our principal customers for natural gas transmission, storage, and gathering and processing services are industrial end-users, marketers, exploration and production companies, LDCs and utilities located throughout the United States and Canada. The principal customers for our integrated oil transportation pipeline are Canadian and U.S. producers that use the Express-Platte System to connect to refineries located in the U.S. Rocky Mountain and Midwest regions. We have concentrations of receivables from natural gas utilities and their affiliates, industrial customers and marketers throughout these regions, as well as retail distribution customers in Canada. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of the entire sector. Credit risk associated with gas distribution services are primarily affected by general economic conditions in the service territory.
Where exposed to credit risk, we analyze the customers’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain parental guarantees, cash deposits or letters of credit from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each contract. Approximately 90% of our credit exposures for transmission, storage, and gathering and processing services are with customers who have an investment-grade rating (or the equivalent based on our evaluation) or are secured by collateral. However, we cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including possible declines in our customers’ creditworthiness. As a result of future capital projects for which natural gas producers may be the primary customer, the percentage of our customers who are rated investment-grade may decline.
We had no net exposure to any customer that represented greater than 10% of the gross fair value of trade accounts receivable at December 31, 2013.
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
Interest Rate Risk
We are exposed to risk resulting from changes in interest rates as a result of our issuance of variable and fixed-rate debt and commercial paper. We manage our interest rate exposure by limiting our variable-rate exposures to percentages of total debt and by monitoring the effects of market changes in interest rates. We also enter into financial derivative instruments, including, but not limited to, interest rate swaps and rate lock agreements to manage and mitigate interest rate risk exposure. See also Notes 1, 16 and 19 of Notes to Consolidated Financial Statements.

As of December 31, 2013, we had interest rate hedges in place for various purposes. We are party to “pay floating—receive fixed” interest rate swaps with a total notional amount of $1,243 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.
Based on a sensitivity analysis as of December 31, 2013, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2014 than in 2013, interest expense, net of offsetting impacts in interest income, would increase (decrease) by $24 million. Comparatively, based on a sensitivity analysis as of December 31, 2012, had short-term interest rates averaged 100 basis points higher (lower) in 2013 than in 2012, it was estimated that interest expense, net of offsetting interest income, would have fluctuated by approximately $29 million. These amounts were estimated by considering the effect of the hypothetical interest rates on variable-rate debt outstanding, adjusted for interest rate hedges, investments, and cash and cash equivalents outstanding as of December 31, 2013 and 2012.
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
To monitor our currency exchange rate risks, we use sensitivity analysis, which measures the effect of devaluation of the Canadian dollar. An average 10% devaluation in the Canadian dollar exchange rate during 2013 would have resulted in an estimated net loss on the translation of local currency earnings of approximately $45 million on our Consolidated Statement of Operation. In addition, if a 10% devaluation had occurred on December 31, 2013, the Consolidated Balance Sheet would have been negatively impacted by $488 million through a cumulative translation adjustment in AOCI. At December 31, 2013, one U.S. dollar translated into 1.06 Canadian dollars.
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
The current international climate framework, the United Nations-sponsored Kyoto Protocol, prescribes specific targets to reduce GHG emissions for developed countries for the 2008-2012 period. The Kyoto Protocol expired in 2012 and had not been ratified by the United States. United Nations-sponsored international negotiations were held in Warsaw, Poland in November 2013 to continue laying the groundwork for a new global agreement on climate action to come into effect by 2020.

An agreement was reached at the 2012 climate negotiations to amend the Kyoto Protocol extending it to 2020 when a potential new agreement could take effect.
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
British Columbia introduced legislation establishing targets for the purpose of reducing GHG emissions to at least 33% less than 2007 levels by 2020 and to at least 80% less than 2007 levels by 2050. In 2008, the province established additional interim GHG reduction targets of 6% below 2007 levels by 2012 and 18% below by 2016. British Columbia has also issued consultation papers regarding potential development of a cap and trade program; however, no decision has been made on whether to implement the program. The materiality of any potential compliance costs is unknown at this time as the final form of additional regulations and compliance options has yet to be determined by policymakers.
In 2007, the province of Alberta adopted legislation which requires existing large emitters (facilities releasing 100,000 metric tons or more of GHG emissions annually) to reduce their annual emissions intensity by 12% beginning July 1, 2007. One of our facilities is subject to this regulation. The regulation has not had a material impact on our consolidated results of operations, financial position or cash flows.
In the United States, climate change action is evolving at state, regional and federal levels. We expect that some of our assets and operations in the United States could be affected by eventual mandatory GHG programs; however, the timing of and specific policy objectives in many jurisdictions, including at the federal level, remain uncertain.

The United States has not ratified the Kyoto Protocol, nor has the federal government adopted a mandatory GHG emissions reduction requirement for our sector. The EPA has issued a final Mandatory Greenhouse Gas Reporting rule in 2009 that required annual reporting of GHG emissions data from certain of our U.S. operations beginning in 2010. In 2010, the EPA released additional requirements for natural gas system reporting that have expanded the reporting requirements for GHG emissions starting in 2011. These reporting requirements have not had and are not anticipated to have a material impact on our consolidated results of operations, financial position or cash flows. In 2010, the EPA issued the PSD and Tailoring Rule. Beginning in January 2011, the Tailoring Rule required that construction of new or modification of existing major sources of GHG emissions be subject to the PSD air permitting program (and later, the Title V permitting program) although the regulation also significantly increased the emission thresholds that would subject facilities to these regulations. In June 2012, these regulations, along with other GHG regulations and determinations issued by the EPA, were upheld by the D.C. Circuit of Appeals. In July 2012, the EPA determined in Step 3 of the Tailoring Rule process that it would maintain the current GHG emissions thresholds for PSD and Title V applicability. This rule has also been appealed. We anticipate that in the future, new capital projects or modification of existing projects could be subject to additional permitting requirements related to GHG emissions that may result in delays in completing such projects.
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
Due to the speculative outlook regarding any federal, provincial and state policies, we cannot estimate the potential effect of proposed GHG policies on our future consolidated results of operations, financial position or cash flows. However, such legislation or regulation could materially increase our operating costs, require material capital expenditures or create additional permitting, which could delay proposed construction projects. We continue to monitor the development of greenhouse gas regulatory policies in both countries.
Other.    For additional information on other issues, see Notes 5 and 20 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements
There were no significant accounting pronouncements issued during 2013, 2012 or 2011 that had or will have a material impact on our consolidated results of operations, financial position or cash flows.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the 1992 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2013.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting. Their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Spectra Energy Corp:
We have audited the accompanying consolidated balance sheets of Spectra Energy Corp and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectra Energy Corp and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
February 28, 2014

SPECTRA ENERGY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per-share amounts)

	Years Ended December 31,
	2013	2012	2011
Operating Revenues
Transportation, storage and processing of natural gas	$3,128	$3,149	$3,139
Distribution of natural gas	1,577	1,366	1,481
Sales of natural gas liquids	440	401	564
Transportation of crude oil	224	—	—
Other	149	159	167
Total operating revenues	5,518	5,075	5,351
Operating Expenses
Natural gas and petroleum products purchased	1,139	1,037	1,142
Operating, maintenance and other	1,568	1,382	1,415
Depreciation and amortization	772	746	709
Property and other taxes	373	337	330
Total operating expenses	3,852	3,502	3,596
Gains on Sales of Other Assets and Other, net	—	2	8
Operating Income	1,666	1,575	1,763
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	445	382	549
Other income and expenses, net	124	83	57
Total other income and expenses	569	465	606
Interest Expense	657	625	625
Earnings From Continuing Operations Before Income Taxes	1,578	1,415	1,744
Income Tax Expense From Continuing Operations	419	370	487
Income From Continuing Operations	1,159	1,045	1,257
Income From Discontinued Operations, net of tax	—	2	25
Net Income	1,159	1,047	1,282
Net Income — Noncontrolling Interests	121	107	98
Net Income — Controlling Interests	$1,038	$940	$1,184
Common Stock Data
Weighted-average shares outstanding
Basic	669	653	650
Diluted	671	656	653
Earnings per share from continuing operations
Basic	$1.55	$1.44	$1.78
Diluted	$1.55	$1.43	$1.77
Earnings per share
Basic	$1.55	$1.44	$1.82
Diluted	$1.55	$1.43	$1.81
Dividends per share	$1.22	$1.145	$1.06

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2013	2012	2011
Net Income	$1,159	$1,047	$1,282
Other comprehensive income (loss):
Foreign currency translation adjustments	(494)	215	(181)
Unrealized mark-to-market net gain (loss) on hedges	7	6	(3)
Reclassification of cash flow hedges into earnings	7	9	9
Pension and benefits impact (net of tax benefit (expense) of $(88), $6 and $58, respectively)	203	9	(159)
Other	2	—	14
Total other comprehensive income (loss)	(275)	239	(320)
Total Comprehensive Income, net of tax	884	1,286	962
Less: Comprehensive Income — Noncontrolling Interests	114	110	100
Comprehensive Income — Controlling Interests	$770	$1,176	$862

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2013	2012
ASSETS

Current Assets
Cash and cash equivalents	$201	$94
Receivables (net of allowance for doubtful accounts of $10 and $13 at December 31, 2013 and 2012, respectively)	1,336	970
Inventory	263	309
Other	281	290
Total current assets	2,081	1,663

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	3,043	2,692
Goodwill	4,810	4,513
Other	385	572
Total investments and other assets	8,238	7,777

Property, Plant and Equipment
Cost	28,456	26,257
Less accumulated depreciation and amortization	6,627	6,352
Net property, plant and equipment	21,829	19,905

Regulatory Assets and Deferred Debits	1,385	1,242

Total Assets	$33,533	$30,587
See Notes to Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share amounts)

	December 31,
	2013	2012
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$440	$464
Commercial paper	1,032	1,259
Taxes accrued	72	67
Interest accrued	201	185
Current maturities of long-term debt	1,197	921
Other	1,097	895
Total current liabilities	4,039	3,791

Long-term Debt	12,488	10,653

Deferred Credits and Other Liabilities
Deferred income taxes	4,968	4,358
Regulatory and other	1,457	1,684
Total deferred credits and other liabilities	6,425	6,042

Commitments and Contingencies

Preferred Stock of Subsidiaries	258	258

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 670 million and 668 million shares outstanding at December 31, 2013 and 2012, respectively	1	1
Additional paid-in capital	4,869	5,297
Retained earnings	2,383	2,165
Accumulated other comprehensive income	1,241	1,509
Total controlling interests	8,494	8,972
Noncontrolling interests	1,829	871
Total equity	10,323	9,843

Total Liabilities and Equity	$33,533	$30,587

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,159	$1,047	$1,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	787	760	725
Deferred income tax expense	421	210	373
Equity in earnings of unconsolidated affiliates	(445)	(382)	(549)
Distributions received from unconsolidated affiliates	324	307	499
Decrease (increase) in
Receivables	(94)	69	(15)
Inventory	17	80	(99)
Other current assets	(88)	1	(20)
Increase (decrease) in
Accounts payable	(2)	(51)	90
Taxes accrued	(8)	14	33
Other current liabilities	101	43	12
Other, assets	(111)	(74)	(42)
Other, liabilities	(31)	(86)	(103)
Net cash provided by operating activities	2,030	1,938	2,186
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,947)	(2,025)	(1,915)
Investments in and loans to unconsolidated affiliates	(312)	(520)	(4)
Acquisitions, net of cash acquired	(1,254)	(30)	(390)
Purchases of held-to-maturity securities	(985)	(2,671)	(1,695)
Proceeds from sales and maturities of held-to-maturity securities	1,023	2,578	1,709
Purchases of available-for-sale securities	(5,878)	(644)	(953)
Proceeds from sales and maturities of available-for-sale securities	6,024	514	1,143
Distributions received from unconsolidated affiliates	87	17	17
Loan to unconsolidated affiliate	(71)	—	—
Repayment of loan to unconsolidated affiliate	71	—	—
Other changes in restricted funds	2	93	(64)
Other	4	14	54
Net cash used in investing activities	(3,236)	(2,674)	(2,098)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	4,372	1,301	1,118
Payments for the redemption of long-term debt	(2,139)	(525)	(531)
Net increase (decrease) in commercial paper	(206)	199	240
Net decrease in revolving credit facilities borrowings	—	—	(299)
Distributions to noncontrolling interests	(144)	(120)	(101)
Contributions from noncontrolling interests	23	—	—
Proceeds from the issuance of Spectra Energy common stock	—	382	—
Proceeds from the issuance of Spectra Energy Partners, LP common units	214	145	213
Dividends paid on common stock	(821)	(753)	(694)
Other	17	25	19
Net cash provided by (used in) financing activities	1,316	654	(35)
Effect of exchange rate changes on cash	(3)	2	(9)
Net increase (decrease) in cash and cash equivalents	107	(80)	44
Cash and cash equivalents at beginning of period	94	174	130
Cash and cash equivalents at end of period	$201	$94	$174
Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$625	$601	$598
Cash paid for income taxes, net of refunds received	43	130	76
Property, plant and equipment non-cash accruals	112	147	137
See Notes to Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income		Noncontrolling Interests	Total
				Foreign Currency Translation Adjustments	Other
December 31, 2010	$1	$4,726	$1,487	$2,010	$(415)	$678	$8,487
Net income	—	—	1,184	—	—	98	1,282
Other comprehensive income (loss)	—	—	—	(178)	(144)	2	(320)
Dividends on common stock	—	—	(694)	—	—	—	(694)
Stock-based compensation	—	18	—	—	—	—	18
Distributions to noncontrolling interests	—	—	—	—	—	(101)	(101)
Spectra Energy common stock issued	—	32	—	—	—	—	32
Spectra Energy Partners, LP common units issued	—	38	—	—	—	154	192
December 31, 2011	1	4,814	1,977	1,832	(559)	831	8,896
Net income	—	—	940	—	—	107	1,047
Other comprehensive income	—	—	—	212	24	3	239
Dividends on common stock	—	—	(752)	—	—	—	(752)
Stock-based compensation	—	24	—	—	—	—	24
Distributions to noncontrolling interests	—	—	—	—	—	(120)	(120)
Spectra Energy common stock issued	—	399	—	—	—	—	399
Spectra Energy Partners, LP common units issued	—	26	—	—	—	108	134
Transfer of interests in subsidiaries to Spectra Energy Partners, LP	—	34	—	—	—	(54)	(20)
Other, net	—	—	—	—	—	(4)	(4)
December 31, 2012	1	5,297	2,165	2,044	(535)	871	9,843
Net income	—	—	1,038	—	—	121	1,159
Other comprehensive income (loss)	—	—	—	(487)	219	(7)	(275)
Dividends on common stock	—	—	(820)	—	—	—	(820)
Stock-based compensation	—	19	—	—	—	—	19
Distributions to noncontrolling interests	—	—	—	—	—	(144)	(144)
Contributions from noncontrolling interests	—	—	—	—	—	23	23
Spectra Energy common stock issued	—	23	—	—	—	—	23
Spectra Energy Partners, LP common units issued	—	42	—	—	—	147	189
Transfer of interests in subsidiaries to Spectra Energy Partners, LP	—	(511)	—	—	—	817	306
Other, net	—	(1)	—	—	—	1	—
December 31, 2013	$1	$4,869	$2,383	$1,557	$(316)	$1,829	$10,323

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Operations and Significant Accounting Policies
The terms “we,” “our,” “us” and “Spectra Energy” as used in this report refer collectively to Spectra Energy Corp and its subsidiaries unless the context suggests otherwise. These terms are used for convenience only and are not intended as a precise description of any separate legal entity within Spectra Energy. The term “Spectra Energy Partners” refers to our Spectra Energy Partners operating segment. The term “SEP” refers to Spectra Energy Partners, LP, our master limited partnership.
Nature of Operations. Spectra Energy Corp, through its subsidiaries and equity affiliates, owns and operates a large and diversified portfolio of complementary natural gas-related energy assets, currently operating in three key areas of the natural gas industry: gathering and processing, transmission and storage, and distribution. We provide transmission and storage of natural gas to customers in various regions of the northeastern and southeastern United States, the Maritime Provinces in Canada, the Pacific Northwest in the United States and Canada, and in the province of Ontario, Canada. We also provide natural gas sales and distribution services to retail customers in Ontario, and natural gas gathering and processing services to customers in western Canada. We also own a 50% interest in DCP Midstream, LLC (DCP Midstream), based in Denver, Colorado, one of the leading natural gas gatherers in the United States based on wellhead volumes, and one of the largest U.S. producers and marketers of natural gas liquids (NGLs). In addition, we own a crude oil pipeline system that connects Canadian and U.S. producers to refineries in the U.S. Rocky Mountain and Midwest regions.

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
Foreign Currency Translation. The Canadian dollar has been determined to be the functional currency of our Canadian operations based on an assessment of the economic circumstances of those operations. Assets and liabilities of our Canadian operations are translated into U.S. dollars at current exchange rates. Translation adjustments resulting from fluctuations in exchange rates are included as a separate component of Other Comprehensive Income on the Consolidated Statements of Comprehensive Income. Revenue and expense accounts of these operations are translated at average monthly exchange rates prevailing during the periods. Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur. Foreign currency transaction gains (losses) totaled $1 million in 2013, $(3) million in 2012 and $(6) million in 2011, and are included in Other Income and Expenses, Net on the Consolidated Statements of Operations. Deferred U.S. taxes related to translation gains and losses have not been provided on those Canadian operations that we expect the earnings to be indefinitely reinvested.
Revenue Recognition. Revenues from the transportation, storage, processing, distribution and sales of natural gas, from the sales of NGLs and from the transportation of crude oil are generally recognized when either the service is provided or the product is delivered. Revenues related to these services provided or products delivered but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information, estimated distribution usage based on historical data adjusted for heating degree days, commodity prices and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated unbilled revenues are immaterial. There were no customers accounting for 10% or more of consolidated revenues during 2013, 2012 or 2011. We also have certain customer contracts with billed amounts that decline annually over the terms of the contracts. Differences between the amounts billed and recognized are deferred on the Consolidated Balance Sheets.
Stock-Based Compensation. For employee awards, equity-classified and liability-classified stock-based compensation cost is measured at the grant date based on the fair value of the award. Liability-classified stock-based compensation cost is remeasured at each reporting period until settlement. Related compensation expense is recognized over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award vests, the date the employee becomes retirement-eligible or the date the market or performance condition of the award is met. Awards, including stock options, granted to employees that are retirement-eligible are deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards is recognized on the date such awards are granted. See Note 24 for further discussion.

Pension and Other Post-Retirement Benefits. We fully recognize the overfunded or underfunded status of our consolidating subsidiaries’ pension and other post-retirement benefit plans as Investments and Other Assets - Other, Current Liabilities - Other or Deferred Credits and Other Liabilities - Regulatory and Other in the Consolidated Balance Sheets, as appropriate. A plan’s funded status is the difference between the fair value of plan assets and the plan’s projected benefit obligation. We record deferred plan costs and income (unrecognized losses and gains, and unrecognized prior service costs and credits) in Accumulated Other Comprehensive Income (AOCI) on the Consolidated Statements of Equity, until they are amortized and recognized as a component of benefit expense within Operating, Maintenance and Other in the Consolidated Statements of Operations. See Note 25 for further discussion.
Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of certain new regulated facilities, consists of two components, an equity component and an interest expense component. The equity component is a non-cash item. After construction is completed, we are permitted to recover these costs through inclusion in the rate base and in the depreciation provision. AFUDC is capitalized as a component of Property, Plant and Equipment - Cost on the Consolidated Balance Sheets, with offsetting credits to the Consolidated Statements of Operations through Other Income and Expenses, Net for the equity component and Interest Expense for the interest expense component. The total amount of AFUDC included in the Consolidated Statements of Operations was $155 million in 2013 (an equity component of $105 million and an interest expense component of $50 million), $131 million in 2012 (an equity component of $85 million and an interest expense component of $46 million) and $82 million in 2011 (an equity component of $52 million and an interest expense component of $30 million).
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
Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less at the date of acquisition, except for the investments that were pledged as collateral against long-term debt as discussed in Note 16 and any investments that are considered restricted funds, are considered cash equivalents.
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
Natural Gas Imbalances. The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered for customers. Since settlement of certain imbalances is in-kind, changes in their balances do not have an effect on our Consolidated Statements of Cash Flows. Receivables includes $606 million and $336 million as of December 31, 2013 and December 31, 2012, respectively, and Other Current Liabilities includes $575 million and $332 million as of December 31, 2013 and December 31, 2012, respectively, related to all gas imbalances. Most natural gas volumes owed to or by us are valued at natural gas market index prices as of the balance sheet dates.
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

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in the Consolidated Statements of Comprehensive Income as Other Comprehensive Income until earnings are affected by the hedged item. We discontinue hedge accounting prospectively when we have determined that a derivative no longer qualifies as an effective hedge or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the mark-to-market model of accounting prospectively. Gains and losses related to discontinued hedges that were previously accumulated in AOCI remain in AOCI until the underlying transaction is reflected in earnings, unless it is probable that the hedged forecasted transaction will not occur at which time associated deferred amounts in AOCI are immediately recognized in current earnings.
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
Effective January 2014, we instituted a commodity hedging program at Western Canada Transmission and Processing's Empress NGL business and have elected to not apply cash flow hedge accounting.
Investments. We may actively invest a portion of our available cash and restricted funds balances in various financial instruments, including taxable or tax-exempt debt securities. In addition, we invest in short-term money market securities, some of which are restricted due to debt collateral or insurance requirements. Investments in available-for-sale (AFS) securities are carried at fair value and investments in held-to-maturity (HTM) securities are carried at cost. Investments in money market securities are also accounted for at fair value. Realized gains and losses, and dividend and interest income related to these securities, including any amortization of discounts or premiums arising at acquisition, are included in earnings. The costs of securities sold are determined using the specific identification method. Purchases and sales of AFS and HTM securities are presented on a gross basis within Cash Flows From Investing Activities in the accompanying Consolidated Statements of Cash Flows.
Goodwill. We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. No impairments of goodwill were recorded in 2013, 2012 or 2011. See Note 12 for further discussion.
We perform our annual review for goodwill impairment at the reporting unit level, which is identified by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available, whether segment management regularly reviews the operating results of those components and whether the economic and regulatory characteristics are similar. We determined that our reporting units are equivalent to our reportable segments, except for the reporting units of our Western Canada Transmission & Processing reportable segment and our Spectra Energy Partners reportable segment, which are one level below.
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
In connection with our quantitative assessments, we primarily use a discounted cash flow analysis to determine the fair values of those reporting units. Key assumptions in the determination of fair value included the use of an appropriate discount rate and estimated future cash flows. In estimating cash flows, we incorporate expected long-term growth rates in key markets served by our operations, regulatory stability, the ability to renew contracts, commodity prices (where appropriate) and foreign currency exchange rates, as well as other factors that affect our reporting units’ revenue, expense and capital expenditure projections. If the carrying amount of the reporting unit exceeds its fair value, a comparison of the fair value and carrying value of the goodwill of that reporting unit needs to be performed. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Additional impairment tests are performed between the annual reviews if events or changes in circumstances make it more likely than not that the fair value of a reporting unit is below its carrying amount.
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

Accounting For Sales of Stock by a Subsidiary. Sales of stock by a consolidated subsidiary are accounted for as equity transactions in those instances where a change in control does not take place.
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
Consolidated Statements of Cash Flows. Cash flows from discontinued operations are combined with cash flows from continuing operations within operating, investing and financing cash flows. Cash received from insurance proceeds are classified depending on the activity that resulted in the insurance proceeds. For example, business interruption insurance proceeds are included as a component of operating activities while insurance proceeds from damaged property are included as a component of investing activities. With respect to cash overdrafts, book overdrafts are included within operating cash flows while bank overdrafts, if any, are included within financing cash flows. Cash flows from borrowings and repayments under revolving credit facilities that had documented original maturities of 90 days or less are reported on a net basis as Net Increase (Decrease) in Revolving Credit Facilities Borrowings within financing activities.
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
New Accounting Pronouncements. There were no significant accounting pronouncements issued during 2013, 2012 or 2011 that had or will have a material impact on our consolidated results of operations, financial position or cash flows.
2. Spectra Energy Partners, LP
SEP is our natural gas infrastructure and crude oil pipeline master limited partnership. As of December 31, 2013, Spectra Energy owned 84% of SEP, including a 2% general partner interest.
U.S. Assets Dropdown. On August 5, 2013, Spectra Energy entered into a contribution agreement with SEP (the Contribution Agreement), pursuant to which Spectra Energy agreed to contribute to SEP substantially all of Spectra Energy’s remaining interests in its subsidiaries that own U.S. transmission and storage and liquids assets, including its remaining 60% interest in the U.S. portion of Express-Platte, and to assign to SEP its interests in certain related contracts (collectively, the U.S. Assets Dropdown).
On November 1, 2013, Spectra Energy completed the closing of substantially all of the U.S. Assets Dropdown, which consisted of all the contributed entities contemplated in the Contribution Agreement, excluding a 25.05% ownership interest in Southeast Supply Header, LLC (SESH) and a 1% ownership interest in Steckman Ridge, LP (Steckman Ridge). Consideration to Spectra Energy for the November 1, 2013 closing included $2.3 billion in cash, assumption by SEP (indirectly by acquisition of the contributed entities) of approximately $2.4 billion of third-party indebtedness of the contributed entities, 167.6 million newly issued SEP limited partner units and 3.4 million newly issued general partner units. The first of the remaining two closings of the U.S. Assets Dropdown is expected to occur at least 12 months following the November 1, 2013 closing, consisting of the transfers of a 24.95% ownership interest in SESH and the remaining 1% ownership interest in Steckman Ridge, with the final closing expected to occur at least 12 months thereafter, consisting of the transfer of the remaining 0.1% ownership interest in SESH.

The contributed assets provide transportation and storage of natural gas, crude oil, and natural gas liquids for customers in various regions of the U.S. and in Alberta, Canada. The contributed assets included in the U.S. Assets Dropdown, once the final closing is completed, will consist of:

• a 100% ownership interest in Texas Eastern Transmission, LP (Texas Eastern)
• a 100% ownership interest in Algonquin Gas Transmission, LLC (Algonquin)
• Spectra Energy’s remaining 60% ownership interest in the U.S. portion of Express-Platte
• Spectra Energy’s remaining 38.77% ownership interest in Maritimes & Northeast Pipeline, L.L.C. (M&N US)
• a 33.3% ownership interest in DCP Sand Hills Pipeline, LLC (Sand Hills)
• a 33.3% ownership interest in DCP Southern Hills Pipeline, LLC (Southern Hills)
• Spectra Energy’s remaining 1% ownership interest in Gulfstream Natural Gas System, LLC (Gulfstream)
• a 50% ownership interest in SESH
• a 100% ownership interest in Bobcat Gas Storage (Bobcat)
• Spectra Energy’s remaining 50% of Market Hub Partners Holding (Market Hub)
• a 50% ownership interest in Steckman Ridge
• Texas Eastern’s and Express-Platte’s storage facilities

This transfer of assets between entities resulted in a decrease to Additional Paid-in Capital of $733 million ($458 million net of tax) and an increase to Equity-Noncontrolling Interests of $733 million on the Consolidated Balance Sheet in 2013. The change in Equity-Noncontrolling Interests primarily represents the public unitholders’ share of the increase in SEP’s equity as a result of the issuance of additional units to Spectra Energy, less the effects of the resulting decrease in the public unitholders’ ownership percentage of SEP. Spectra Energy’s ownership in SEP increased to 84% as a result of the transaction.
Express-Platte. In August 2013, Spectra Energy contributed a 40% interest in the U.S. portion of Express-Platte and sold a 100% ownership interest in the Canadian portion to SEP. Aggregate consideration for the transactions consisted of $410 million in cash and 7.2 million of newly issued SEP partnership units. This transfer of assets between entities resulted in a decrease to Additional Paid-in Capital of $84 million ($53 million net of tax) and an increase to Equity-Noncontrolling Interest of $84 million. The change in Equity-Noncontrolling Interests primarily represents the public unitholders’ share of the increase in SEP equity as a result of the issuance of additional units to Spectra Energy, less the effects of the resulting decrease in the public unitholders’ ownership percentage.
M&N US. In October 2012, Spectra Energy transferred a 38.76% interest in M&N US to SEP for approximately $375 million, consisting of approximately $319 million in cash and $56 million in newly issued partnership units. The price received by Spectra Energy exceeded the book value of the M&N US investment. Therefore, this transfer of assets between entities resulted in an increase to Additional Paid-in Capital of $54 million ($34 million net of tax) and a decrease to Equity-Noncontrolling Interests of $54 million, representing the portion of the excess that was associated with the public unitholders’ of SEP.
Big Sandy Pipeline, LLC. In 2011, SEP acquired all of the ownership interests of Big Sandy Pipeline, LLC (Big Sandy) from EQT Corporation (EQT) for approximately $390 million. See Note 3 for further discussion.
Sales of SEP Common Units. In November 2013, SEP entered into an equity distribution agreement under which it may sell and issue common units up to an aggregate amount of $400 million. The continuous offering program allows SEP to offer and sell its common units, representing limited partner interests, at prices it deems appropriate through a sales agent. Sales of common units, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange, in block transactions, or as otherwise agreed to between SEP and the sales agent. SEP intends to use the net proceeds from sales under the program for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital. Beginning in November, SEP issued 0.6 million common units to the public in 2013 under this program, for total net proceeds of $24 million.
In April 2013, SEP issued 5.2 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy. Total net proceeds to SEP were $193 million (net proceeds to Spectra Energy were $190 million). Net proceeds to SEP were temporarily invested in restricted available-for-sale securities until the U.S. Assets Dropdown, at which time the funds were used to pay for a portion of the dropdown transaction. In connection with the sale of the units, a $61 million gain ($38 million net of tax) to Additional Paid-in Capital and a $128 million increase in Equity-Noncontrolling Interests were recorded in 2013.

In 2012, SEP issued 5.5 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy. Total net proceeds to SEP were $148 million (net proceeds to Spectra Energy were $145 million) and were restricted for the purpose of funding SEP’s capital expenditures and acquisitions. In connection with the sale of the units, a $42 million gain ($26 million net of tax) to Additional Paid-in Capital and a $108 million increase in Equity-Noncontrolling Interests were recorded in 2012.
In 2011, SEP issued 7.2 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy. Total net proceeds to SEP were $218 million (net proceeds to Spectra Energy were $213 million), used to fund a portion of the acquisition of Big Sandy. See Note 3 for additional information on the acquisition of Big Sandy. In connection with the sale of the units, a $60 million gain ($38 million net of tax) to Additional Paid-in Capital and a $154 million increase in Equity-Noncontrolling Interests were recorded in 2011.
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

Express-Platte. On March 14, 2013, we acquired 100% of the ownership interests in the Express-Platte crude oil pipeline system from Borealis Infrastructure, the Ontario Teachers’ Pension Plan and Kinder Morgan Energy Partners for $1.5 billion, consisting of $1.25 billion in cash and $260 million of acquired debt, before working capital adjustments. The Express-Platte pipeline system, which begins in Hardisty, Alberta, and terminates in Wood River, Illinois, is comprised of both the Express and Platte crude oil pipelines. The Express pipeline carries crude oil to U.S. refining markets in the Rockies area, including Montana, Wyoming, Colorado and Utah. The Platte pipeline, which interconnects with Express pipeline in Casper, transports crude oil predominantly from the Bakken shale and western Canada to refineries in the Midwest. In 2013, subsidiaries of Spectra Energy contributed a 100% interest in the U.S. portion of Express-Platte and sold a 100% ownership interest in the Canadian portion to SEP. See Note 2 for further discussion.
Sand Hills and Southern Hills. In 2012, Spectra Energy acquired direct one-third ownership interests in Sand Hills and Southern Hills NGL pipelines from DCP Midstream for an aggregate $459 million, both of which were placed in service during the second quarter of 2013. DCP Midstream and Phillips 66 also each own direct one-third ownership interests in the two pipelines. The Sand Hills pipeline provides NGL transportation from the Permian Basin and Eagle Ford region to the premium NGL markets on the Gulf Coast. The Southern Hills pipeline provides NGL transportation from the Mid-Continent to Mont Belvieu, Texas. In 2013, subsidiaries of Spectra Energy contributed their 33% direct interests in Sand Hills and Southern Hills to SEP in connection with the U.S. Assets Dropdown. See Note 2 for further discussion. Our investments in Sand Hills and Southern Hills are included in Investments in and Loans to Unconsolidated Affiliates on our Consolidated Balance Sheets and Statements of Cash Flows.
Big Sandy. In 2011, SEP acquired Big Sandy from EQT for approximately $390 million in cash. Big Sandy’s primary asset is a Federal Energy Regulatory Commission (FERC)-regulated natural gas pipeline system in eastern Kentucky. The Big Sandy natural gas pipeline system connects Appalachian and Huron Shale natural gas supplies to markets in the mid-Atlantic and northeast portions of the United States. The acquisition of Big Sandy, part of the Spectra Energy Partners segment, strengthens SEP’s portfolio of fee-based natural gas assets and is consistent with its strategy of growth. The purchase price was greater than the sum of fair values of the net assets acquired, resulting in goodwill as noted below.

The following table summarizes the fair values of the assets and liabilities acquired related to Express-Platte and Big Sandy as of the date of the respective acquisition. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation related to the acquisition of Express-Platte.

	Purchase Price Allocation
	Express-Platte	Big Sandy
	(in millions)
Cash purchase price	$1,250	$390
Working capital and other purchase adjustments	71	—
Total	1,321	390
Cash	67	—
Receivables	25	—
Other current assets	10	—
Property, plant and equipment	1,311	196
Accounts payable	(18)	—
Other current liabilities	(17)	—
Deferred credits and other liabilities	(283)	—
Long-term debt, including current portion	(260)	—
Total assets acquired/liabilities assumed	835	196
Goodwill	$486	$194
The purchase prices are greater than the sum of fair values of the net assets acquired, resulting in goodwill as noted above. The goodwill related to the acquisitions of Express-Platte and Big Sandy reflect the value of the strategic locations of the pipeline and the opportunity to grow the businesses. Goodwill related to the acquisition of Express-Platte is not deductible for income tax purposes. Goodwill related to the acquisition of Big Sandy is deductible for income tax purposes.
Pro forma results of operations reflecting these acquisitions as if the transactions had occurred as of the beginning of the periods presented in this report do not materially differ from actual results reported in our Consolidated Statements of Operations.
Dispositions. In 2011, we received payment of a $51 million note receivable, recorded as Other Investing Activities on our Consolidated Statements of Cash Flows, from the sale of certain entities to third parties in 2002.
4. Business Segments
On November 1, 2013, Spectra Energy completed the closing of substantially all of the U.S. Assets Dropdown to SEP. As a result of this transaction, we realigned our reportable segments structure. Amounts presented herein for segment information have been recast for all periods presented to conform to our current segment reporting presentation. There were no changes to consolidated data as a result of the recasting of our segment information. See Note 2 for further discussion of the transaction.
We currently manage our business in four reportable segments: Spectra Energy Partners, Distribution, Western Canada Transmission & Processing and Field Services. The remainder of our business operations is presented as “Other,” and consists of unallocated corporate costs and employee benefit plan assets and liabilities, 100%-owned captive insurance subsidiaries, and other miscellaneous activities.
Our chief operating decision maker (CODM) regularly reviews financial information about each of these segments in deciding how to allocate resources and evaluate performance. There is no aggregation within our reportable business segments.
The presentation of our Spectra Energy Partners segment is reflective of the parent-level focus by our CODM, considering the resource allocation and governance provisions associated with SEP’s master limited partnership structure. SEP maintains a capital and cash management structure that is separate from Spectra Energy’s, is self-funding and maintains its own lines of bank credit and cash management accounts. It is in this context that our CODM evaluates the Spectra Energy Partners segment as a whole, without regard to any of SEP’s individual businesses. These factors, coupled with a different cost of capital of our other businesses, serve to differentiate how our Spectra Energy Partners segment is managed as compared to how SEP is managed.

Spectra Energy Partners provides transmission, storage and gathering of natural gas for customers in various regions of the northeastern and southeastern United States and operates a crude oil pipeline system that connects Canadian and U.S. producers to refineries in the U.S. Rocky Mountain and Midwest regions. The natural gas transmission and storage operations are primarily subject to the rules and regulations of the FERC. The crude oil transportation operations are primarily subject to regulation by the FERC in the U.S. and the National Energy Board (NEB) in Canada. SEP, our master limited partnership, is part of the Spectra Energy Partners segment.
Distribution provides retail natural gas distribution service in Ontario, Canada, as well as natural gas transmission and storage services to other utilities and energy market participants. These services are provided by Union Gas Limited (Union Gas), and are primarily subject to the rules and regulations of the OEB.
Western Canada Transmission & Processing provides transmission of natural gas, natural gas gathering and processing services, and NGLs extraction, fractionation, transportation, storage and marketing to customers in western Canada, the northern tier of the United States and the Maritime Provinces in Canada. This segment conducts business mostly through BC Pipeline, BC Field Services, the NGL marketing and Canadian Midstream businesses, and Maritimes & Northeast Pipeline Limited Partnership (M&N Canada). BC Pipeline and BC Field Services operations are primarily subject to the rules and regulations of the NEB.
Field Services gathers, compresses, treats, processes, transports, stores and sells natural gas. In addition, this segment produces, fractionates, transports, stores, sells, markets and trades NGLs, and recovers and sells condensate. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by Phillips 66. DCP Midstream gathers raw natural gas through gathering systems located in nine major conventional and non-conventional natural gas producing regions: Mid-Continent, Rocky Mountain, East Texas-North Louisiana, Barnett Shale, Gulf Coast, South Texas, Central Texas, Antrim Shale and Permian Basin. DCP Midstream has a 23% ownership interest in DCP Midstream Partners, LP (DCP Partners), a publicly-traded master limited partnership.
Our reportable segments offer different products and services and are managed separately as business units. Management evaluates segment performance based on earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA). Cash, cash equivalents and short-term investments are managed at the parent-company levels, so the associated realized and unrealized gains and losses from foreign currency transactions and interest and dividend income are excluded from the segments’ EBITDA. Our segment EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner. Transactions between reportable segments are accounted for on the same basis as transactions with unaffiliated third parties.

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues (a)	Segment EBITDA/ Consolidated Earnings from Continuing Operations before Income Taxes (a)	Depreciation and Amortization (a)	Capital and Investment Expenditures (b,c)	Assets
	(in millions)
2013
Spectra Energy Partners	$1,964	$1	$1,965	$1,433	$263	$1,299	$16,800
Distribution	1,848	—	1,848	574	199	357	6,009
Western Canada Transmission & Processing	1,694	73	1,767	736	272	561	7,160
Field Services	—	—	—	343	—	—	1,365
Total reportable segments	5,506	74	5,580	3,086	734	2,217	31,334
Other	12	60	72	(86)	38	42	2,698
Eliminations	—	(134)	(134)	—	—	—	(499)
Depreciation and amortization	—	—	—	772	—	—	—
Interest expense	—	—	—	657	—	—	—
Interest income and other	—	—	—	7	—	—	—
Total consolidated	$5,518	$—	$5,518	$1,578	$772	$2,259	$33,533
2012
Spectra Energy Partners	$1,754	$—	$1,754	$1,259	$232	$1,443	$13,856
Distribution	1,666	—	1,666	587	213	276	5,842
Western Canada Transmission & Processing	1,645	34	1,679	694	245	760	7,226
Field Services	—	—	—	279	—	—	1,235
Total reportable segments	5,065	34	5,099	2,819	690	2,479	28,159
Other	10	79	89	(36)	56	66	2,967
Eliminations	—	(113)	(113)	—	—	—	(539)
Depreciation and amortization	—	—	—	746	—	—	—
Interest expense	—	—	—	625	—	—	—
Interest income and other	—	—	—	3	—	—	—
Total consolidated	$5,075	$—	$5,075	$1,415	$746	$2,545	$30,587
2011
Spectra Energy Partners	$1,745	$1	$1,746	$1,223	$222	$746	$12,400
Distribution	1,831	—	1,831	633	208	292	5,551
Western Canada Transmission & Processing	1,766	50	1,816	812	235	781	6,482
Field Services	—	—	—	449	—	—	1,157
Total reportable segments	5,342	51	5,393	3,117	665	1,819	25,590
Other	9	78	87	(43)	44	100	3,086
Eliminations	—	(129)	(129)	—	—	—	(538)
Depreciation and amortization	—	—	—	709	—	—	—
Interest expense	—	—	—	625	—	—	—
Interest income and other	—	—	—	4	—	—	—
Total consolidated	$5,351	$—	$5,351	$1,744	$709	$1,919	$28,138
__________

(a)	Excludes amounts associated with entities included in discontinued operations.

(b)
Excludes the $1,254 million cash outlay for the acquisition of Express-Platte in 2013, $30 million paid in 2012 for amounts previously withheld from the purchase price consideration of the acquisition of Bobcat in 2010 and the $390 million acquisition of Big Sandy in 2011, all part of Spectra Energy Partners.

(c)	Excludes a $71 million loan to an unconsolidated affiliate in 2013 at Spectra Energy Partners.

Geographic Data

	U.S.	Canada	Consolidated
	(in millions)
2013
Consolidated revenues (a)	$1,926	$3,592	$5,518
Consolidated long-lived assets	14,993	13,264	28,257
2012
Consolidated revenues (a)	1,762	3,313	5,075
Consolidated long-lived assets	10,952	14,875	25,827
2011
Consolidated revenues (a)	1,754	3,597	5,351
Consolidated long-lived assets	10,231	13,772	24,003
__________

(a)	Excludes revenues associated with businesses included in discontinued operations.

5. Regulatory Matters
Regulatory Assets and Liabilities
We record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further discussion.

	December 31,		Recovery/ Refund Period Ends
	2013	2012
	(in millions)
Regulatory Assets (a,b)
Net regulatory asset related to income taxes (c)	$1,224	$1,100	(d)
Project development costs	14	21	2036
Vacation accrual	21	19	(e)
Deferred debt expense/premium (f)	32	38	(d)
Under-recovery of fuel costs (included in Other Current Assets) (g)	28	13	2014
Other	57	73	(h)
Total Regulatory Assets	$1,376	$1,264
Regulatory Liabilities (b)
Removal costs (f,i)	$359	$452	(j)
FT-RAM optimization (k)	31	53	2014
Gas purchase costs (k,l)	7	50	2015
Pipeline rate credit (i)	27	28	(d)
Over-recovery of fuel costs (k,l)	35	29	2014
Other (i)	51	18	2014
Total Regulatory Liabilities	$510	$630
 _________

(a)	Included in Regulatory Assets and Deferred Debits unless otherwise noted.

(b)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.

(c)	All amounts are expected to be included in future rate filings.

(d)	Recovery/refund is over the life of the associated asset or liability.

(e)	Recoverable in future periods.

(f)	Included in rate base.

(g)	Amounts settled in cash annually through transportation rates in accordance with FERC gas tariffs.

(h)	Recovery/refund period currently unknown.

(i)	Included in Deferred Credits and Other Liabilities — Regulatory and Other.

(j)	Liability is extinguished as the associated assets are retired.

(k)	Included in Other Current Liabilities.

(l)	Includes certain costs which are settled in cash annually through transportation rates in accordance with FERC and/or OEB gas tariffs.
Union Gas. Union Gas has regulatory assets of $308 million as of December 31, 2013 and $300 million as of December 31, 2012 related to deferred income tax liabilities. Under the current OEB-authorized rate structure, income tax costs are recovered in rates based on the current income tax payable and do not include accruals for deferred income tax. However, as income taxes become payable as a result of the reversal of timing differences that created the deferred income taxes, it is expected that rates will be adjusted to recover these taxes. Since substantially all of these timing differences are related to property, plant and equipment costs, recovery of these regulatory assets is expected to occur over the life of those assets.
Union Gas has regulatory liabilities associated with plant removal costs of $354 million as of December 31, 2013 and $447 million as of December 31, 2012. These regulatory liabilities represent collections from customers under approved rates for future asset removal activities that are expected to occur associated with its regulated facilities.

In addition, Union Gas has regulatory liabilities of $7 million as of December 31, 2013 and $50 million as of December 31, 2012 representing gas cost collections from customers under approved rates that exceed the actual cost of gas for the associated periods. Union Gas files quarterly with the OEB to ensure that customers’ rates reflect future expected prices based on published forward-market prices. The difference between the approved and the actual cost of gas is deferred for future repayment to or refund from customers.
BC Pipeline and BC Field Services. The BC Pipeline and BC Field Services businesses in Western Canada have regulatory assets of $774 million as of December 31, 2013 and $682 million as of December 31, 2012 related to deferred income tax liabilities. Under the current NEB-authorized rate structure, income tax costs are recovered in tolls based on the current income tax payable and do not include accruals for deferred income tax. However, as income taxes become payable as a result of the reversal of timing differences that created the deferred income taxes, it is expected that transportation and field services tolls will be adjusted to recover these taxes. Since most of these timing differences are related to property, plant and equipment costs, this recovery is expected to occur over a 20 to 30 year period.
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

Rate Related Information
Union Gas.  In November 2012, the OEB issued its decision on the treatment of 2011 revenues derived from the optimization of Union Gas’ upstream transportation contracts. The OEB determined that these 2011 revenues would be treated as a reduction to gas costs instead of optimization revenues and included in utility earnings. Optimization revenues had been classified as utility earnings for 2008, 2009 and 2010. This decision, including the effect on the treatment of optimization revenues for 2012, resulted in a charge of $38 million to Distribution of Natural Gas on the Consolidated Statements of Operations in 2012. In December 2012, Union Gas appealed the OEB’s decision on the disposition of the 2011 non-commodity deferral account balances to the Ontario Divisional Court (the Court). The basis of the appeal was impermissible retroactive ratemaking. A decision from the Court was released in December 2013. Union Gas was unsuccessful in that the majority of the Court was of the view that the OEB did not engage in retroactive ratemaking. The dissenting justice was of the view that the OEB did engage in retroactive ratemaking. The decision can be appealed to the Ontario Court of Appeal (Court of Appeal) if that court grants leave to appeal. In January 2014 Union Gas filed a notice of motion seeking leave to appeal to the Court of Appeal. A decision from the Court of Appeal on the notice of motion is expected in 2014.

In May 2013, Union Gas filed an application with the OEB for the annual disposition of the 2012 non-commodity deferral account balances. The application included a proposal that revenues derived from the optimization of upstream transportation contracts in 2012 be treated as optimization revenues and included in utility earnings rather than as a reduction to gas costs. If the OEB instead finds that the 2012 revenues earned from the optimization of Union Gas’ upstream transportation contracts should be treated as a reduction to gas costs, 90% of which are to be credited to customers, the combined impact would be a net refund payable to customers of approximately $16 million which is reflected on the Consolidated Balance Sheets at December 31, 2013 and 2012. A hearing on this matter was held in October 2013 and a decision from the OEB is pending.

6. Income Taxes
Income Tax Expense Components

	2013	2012	2011
	(in millions)
Current income taxes
Federal	$(32)	$102	$4
State	4	5	9
Foreign	26	52	100
Total current income taxes	(2)	159	113
Deferred income taxes
Federal	353	174	328
State	69	33	17
Foreign	(1)	4	29
Total deferred income taxes	421	211	374
Income tax expense from continuing operations	419	370	487
Income tax expense from discontinued operations	—	2	14
Total income tax expense	$419	$372	$501
Earnings from Continuing Operations before Income Taxes

	2013	2012	2011
	(in millions)
Domestic	$1,059	$912	$1,049
Foreign	519	503	695
Total earnings from continuing operations before income taxes	$1,578	$1,415	$1,744
Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to Actual Income Tax Expense from Continuing Operations

	2013	2012	2011
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$552	$495	$610
State income tax, net of federal income tax effect	20	19	21
Tax differential on foreign earnings	(147)	(110)	(98)
Noncontrolling interests	(42)	(37)	(34)
Valuation allowance	(3)	1	1
Revaluation of accumulated deferred state taxes	31	—	—
Other items, net	8	2	(13)
Total income tax expense from continuing operations	$419	$370	$487
Effective tax rate	26.6%	26.1%	27.9%

Net Deferred Income Tax Liability Components

	December 31,
	2013	2012
	(in millions)
Deferred credits and other liabilities	$242	$358
Other	291	51
Total deferred income tax assets	533	409
Valuation allowance	(29)	(25)
Net deferred income tax assets	504	384
Investments and other assets	(1,004)	(1,339)
Accelerated depreciation rates	(4,092)	(3,085)
Regulatory assets and deferred debits	(383)	(326)
Total deferred income tax liabilities	(5,479)	(4,750)
Total net deferred income tax liabilities	$(4,975)	$(4,366)
The above deferred tax amounts have been classified in the Consolidated Balance Sheets as follows:

	December 31,
	2013	2012
	(in millions)
Other current assets	$9	$24
Other current liabilities	(16)	(32)
Deferred credits and other liabilities	(4,968)	(4,358)
Total net deferred income tax liabilities	$(4,975)	$(4,366)
At December 31, 2013, we had a federal net operating loss carryforward of $643 million that expires at various times beginning in 2024. The deferred tax asset attributable to the federal net operating loss is $225 million. At December 31, 2013 we also had a state net operating loss carryforward of approximately $276 million that expires at various times beginning in 2016. The deferred tax asset attributable to the state net operating loss carryovers is $14 million (net of federal impacts) at December 31, 2013. We had valuation allowances of $7 million at December 31, 2013 against the deferred tax asset related to the federal net operating loss carryforward and $3 million at December 31, 2012 related to the state net operating loss carryforward.

At December 31, 2013, we had a foreign net operating loss carryforward of $40 million that expires at various times beginning in 2015. The deferred tax asset attributable to the foreign net operating loss is $10 million. At December 31, 2013, we also had a foreign capital loss carryforward of $165 million with an indefinite expiration period. The deferred tax asset attributable to the foreign capital loss carryforward is $22 million. We had valuation allowances of $22 million at both December 31, 2013 and 2012 against the deferred tax asset related to the foreign capital loss carryforward.
Reconciliation of Gross Unrecognized Income Tax Benefits

	2013	2012	2011
	(in millions)
Balance at beginning of period	$80	$76	$82
Increases related to prior year tax positions	7	5	10
Decreases related to prior year tax positions	(17)	—	(6)
Increases related to current year tax positions	2	2	—
Settlements	(3)	(2)	—
Lapse of statute of limitations	9	(2)	(9)
Foreign currency translation	(2)	1	(1)
Balance at end of period	$76	$80	$76

Unrecognized tax benefits totaled $76 million at December 31, 2013. Of this, $30 million would reduce the annual effective tax rate if recognized on or after January 1, 2014. We recorded a net decrease of $4 million in gross unrecognized tax benefits during 2013. This was a result of $13 million attributable to deferred tax liabilities and foreign currency exchange rate fluctuations offset by a $17 million decrease in income tax expense.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as interest expense and as other expense, respectively. We recognized interest expense of $4 million in 2013 and $1 million in 2012 related to unrecognized tax benefits. Accrued interest and penalties totaled $21 million at December 31, 2013 and $25 million at December 31, 2012.
Although uncertain, we believe it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $5 million to $10 million prior to December 31, 2014.
In connection with the spin-off of Spectra Energy from Duke Energy Corporation (Duke Energy) in 2007, we entered into an indemnification agreement with Duke Energy related to certain federal and state income taxes, including interest and penalties, for periods in which we were included in a Duke Energy consolidated, combined or unitary filing for years ended December 31, 2006 and prior. The indemnifications total $14 million and are included in Deferred Credits and Other Liabilities-Regulatory and Other on the Consolidated Balance Sheet as of December 31, 2013. Pursuant to the agreement with Duke Energy, there are no outstanding federal and state indemnification liabilities prior to 2004.
We remain subject to examination for Canada income tax return filings for years 2009 through 2012 and U.S. income tax return filings for 2007 through 2012.
We have foreign subsidiaries’ undistributed earnings of approximately $2.1 billion at December 31, 2013 that are indefinitely invested outside the United States and, accordingly, no U.S. federal or state income taxes have been provided on those earnings. Upon distribution of those earnings, we may be subject to both foreign withholding taxes and U.S. income taxes, net of allowable foreign tax credits. The amount of such additional taxes would be dependent on several factors, including the size and timing of the distribution and the availability of foreign tax credits. As a result, the determination of the potential amount of unrecognized withholding and deferred income taxes is not practicable.
On September 13, 2013, the U.S. Treasury and the Internal Revenue Service (IRS) issued final regulations regarding the deduction and capitalization of expenditures related to tangible property (tangible property regulations). The final IRS regulations apply to amounts paid to acquire, produce or improve tangible property as well as dispositions of such property and are generally for tax years beginning on or after January 1, 2014. We have evaluated the tangible property regulations and determined the regulations will not have a material impact on the consolidated results of operations, financial position or cash flows as of December 31, 2013. We anticipate the release of additional regulations and industry specific guidance in early 2014. We will continue to monitor any future changes in the tangible property regulations and evaluate the impacts on the 2014 financial statements and beyond.

7. Discontinued Operations
Discontinued operations in 2012 and 2011 were mostly comprised of the net effects of a settlement arrangement related to prior liquefied natural gas (LNG) contracts.
The following table summarizes results classified as Income From Discontinued Operations, Net of Tax in the accompanying Consolidated Statements of Operations:

	2012	2011
	(in millions)
Operating revenues	$99	$251
Pre-tax earnings	4	39
Income tax expense	2	14
Income from discontinued operations, net of tax	2	25
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
Weighted-average shares used to calculate diluted EPS includes the effect of certain options and restricted stock awards. In 2013, there were no options or stock awards that were not included in the calculation of diluted EPS. Certain other options and stock awards related to less than one million shares in 2012 and four million shares in 2011 were not included in the calculation of diluted EPS because either the option exercise prices were greater than the average market price of the shares during these periods or performance measures related to the awards had not yet been met.
The following table presents our basic and diluted EPS calculations:

	2013	2012	2011
	(in millions, except per-share amounts)
Income from continuing operations, net of tax — controlling interests	$1,038	$938	$1,159
Income from discontinued operations, net of tax — controlling interests	—	2	25
Net income — controlling interests	$1,038	$940	$1,184
Weighted-average common shares outstanding
Basic	669	653	650
Diluted	671	656	653
Basic earnings per common share
Continuing operations	$1.55	$1.44	$1.78
Discontinued operations, net of tax	—	—	0.04
Total basic earnings per common share	$1.55	$1.44	$1.82
Diluted earnings per common share
Continuing operations	$1.55	$1.43	$1.77
Discontinued operations, net of tax	—	—	0.04
Total diluted earnings per common share	$1.55	$1.43	$1.81
9. Accumulated Other Comprehensive Income

The following table presents the net of tax changes in AOCI by component and amounts reclassified out of AOCI to Net Income, excluding amounts attributable to noncontrolling interests:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefit Plan Obligations	Gas Purchase Contract Hedges	Other	Total Accumulated Other Comprehensive Income
			(in millions)
December 31, 2012	$2,044	$(507)	$(23)	$(5)	$1,509
Reclassified to net income	—	—	6	1	7
Other AOCI activity	(487)	203	6	3	(275)
December 31, 2013	$1,557	$(304)	$(11)	$(1)	$1,241

Reclassifications to Net Income are primarily included in Other Income and Expenses, Net on our Consolidated Statements of Operations.

10. Inventory
The components of inventory are as follows:

	December 31,
	2013	2012
	(in millions)
Natural gas	$155	$200
NGLs	30	31
Materials and supplies	78	78
Total inventory	$263	$309
Non-cash charges totaling $14 million in 2012 ($10 million after tax) were recorded to Natural Gas and Petroleum Products Purchased on the Consolidated Statements of Operations to reduce propane inventory at our Empress operations at Western Canada Transmission & Processing to estimated net realizable value. There were no non-cash charges to inventory in 2013.
11. Investments in and Loans to Unconsolidated Affiliates and Related Party Transactions
Investments in affiliates for which we are not the primary beneficiary, but over which we have significant influence, are accounted for using the equity method. As of December 31, 2013 and 2012, the carrying amounts of investments in affiliates approximated the amounts of underlying equity in net assets. We received distributions from our equity investments of $411 million in 2013, $324 million in 2012 and $516 million in 2011. Cumulative undistributed earnings of unconsolidated affiliates totaled $507 million at December 31, 2013 and $352 million at December 31, 2012.
Spectra Energy Partners. As of December 31, 2013, our Spectra Energy Partners segment investments were mostly comprised of a 42% effective interest in Gulfstream, a 21% effective interest in SESH, a 41% effective interest in Steckman Ridge and 28% effective interests in Sand Hills and Southern Hills. Our remaining 25.05% interest in SESH and 1% interest in Steckman Ridge are currently held in "Other." We also own additional 17% effective interests in Sand Hills and Southern Hills through our ownership interest in DCP Midstream, which is held in our Field Services segment. Gulfstream is an interstate natural gas pipeline that extends from Mississippi and Alabama across the Gulf of Mexico to Florida. SESH is an interstate natural gas pipeline that extends from northeast Louisiana to Mobile County, Alabama where it connects to the Gulfstream system. Steckman Ridge is a storage project located in Bedford County, Pennsylvania. The Sand Hills pipeline provides NGL transportation from the Permian Basin and Eagle Ford shale region to the premium NGL markets on the Gulf Coast. The Southern Hills pipeline provides NGL transportation from the Mid-Continent to Mont Belvieu, Texas. The Sand Hills and Southern Hills pipelines were placed in service in the second quarter of 2013.
We have a loan outstanding to Steckman Ridge in connection with the construction of its storage facilities. The loan carries market-based interest rates and is due the earlier of October 1, 2023 or coincident with the closing of any long-term financings by Steckman Ridge. The loan receivable from Steckman Ridge, including accrued interest, totaled $71 million at both December 31, 2013 and 2012. We recorded interest income on the Steckman Ridge loan of $1 million in each of 2013, 2012 and 2011. In conjunction with the U.S. Assets Dropdown in 2013, Steckman Ridge repaid the loan and subsequently borrowed $71 million from SEP. The loan receivable at December 31, 2013 is held in our Spectra Energy Partners segment, and at December 31, 2012 was held in “Other.”
Field Services. Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. DCP Midstream also has direct one-third equity investments in Sand Hills and Southern Hills. DCP Midstream is a limited liability company which is a pass-through entity for U.S. income tax purposes. DCP Midstream also owns an entity which files its own federal, foreign and state income tax returns. Income tax expense related to that entity is included in the income tax expense of DCP Midstream. Therefore, DCP Midstream’s net income attributable to members’ interests does not include income taxes for earnings which are passed through to the members based upon their ownership percentage. We recognize the tax effects of our share of DCP Midstream’s pass-through earnings in Income Tax Expense from Continuing Operations in the Consolidated Statements of Operations.
DCP Midstream records gains on additional sales of common units of DCP Partners, its master limited partnership, directly to DCP Midstream's equity. Our proportionate 50% share, totaling $98 million in 2013, $36 million in 2012 and $17 million in 2011, was recorded in Equity in Earnings of Unconsolidated Affiliates in the Consolidated Statements of Operations.

Investments in and Loans to Unconsolidated Affiliates

	December 31, 2013			December 31, 2012
	Domestic	International	Total	Domestic	International	Total
	(in millions)
Spectra Energy Partners	$1,396	$—	$1,396	$1,136	$—	$1,136
Distribution	—	16	16	—	17	17
Western Canada Transmission & Processing	—	66	66	—	28	28
Field Services	1,365	—	1,365	1,235	—	1,235
Other	200	—	200	276	—	276
Total	$2,961	$82	$3,043	$2,647	$45	$2,692

Equity in Earnings of Unconsolidated Affiliates

	2013			2012			2011
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
	(in millions)
Spectra Energy Partners	$90	$—	$90	$89	$—	$89	$87	$—	$87
Distribution	—	1	1	—	—	—	—	—	—
Western Canada Transmission & Processing	—	(1)	(1)	—	1	1	—	2	2
Field Services	343	—	343	279	—	279	449	—	449
Other	12	—	12	13	—	13	11	—	11
Total	$445	$—	$445	$381	$1	$382	$547	$2	$549
Summarized Combined Financial Information of Unconsolidated Affiliates (Presented at 100%)
Statements of Operations

	2013			2012			2011
	DCP Midstream	Other	Total	DCP Midstream	Other	Total	DCP Midstream	Other	Total
	(in millions)
Operating revenues	$12,038	$558	$12,596	$10,171	$511	$10,682	$12,982	$469	$13,451
Operating expenses	11,230	261	11,491	9,427	217	9,644	11,868	197	12,065
Operating income	808	297	1,105	744	294	1,038	1,114	272	1,386
Net income	584	206	790	583	203	786	924	188	1,112
Net income attributable to members’ interests	491	206	697	486	203	689	863	188	1,051

Balance Sheets

	December 31, 2013			December 31, 2012
	DCP Midstream	Other	Total	DCP Midstream	Other	Total
	(in millions)
Current assets	$1,663	$248	$1,911	$1,289	$220	$1,509
Non-current assets	11,058	5,448	16,506	9,495	4,823	14,318
Current liabilities	(3,114)	(143)	(3,257)	(2,775)	(117)	(2,892)
Non-current liabilities	(5,218)	(1,670)	(6,888)	(4,692)	(1,669)	(6,361)
Equity — total	4,389	3,883	8,272	3,317	3,257	6,574
Equity — noncontrolling interests	(1,725)	—	(1,725)	(913)	—	(913)
Equity — controlling interests	$2,664	$3,883	$6,547	$2,404	$3,257	$5,661
Related Party Transactions
DCP Midstream. DCP Midstream processes certain of our pipeline customers’ gas to meet gas quality specifications in order to be transported on our Texas Eastern system. DCP Midstream processes the gas and sells the NGLs that are extracted from the gas. A portion of the proceeds from those sales are retained by DCP Midstream and the balance is remitted to us. We received proceeds of $48 million in 2013, $53 million in 2012 and $70 million in 2011 from DCP Midstream related to those sales, classified as Other Operating Revenues in our Consolidated Statements of Operations.
As discussed in Note 7, we entered into a propane sales agreement with an affiliate of DCP Midstream in 2008. We recorded revenues of $99 million in 2012 and $251 million in 2011 associated with this agreement classified within Income From Discontinued Operations, Net of Tax. Sales of propane under this agreement ended in 2012.
In addition to the above, we recorded other revenues from DCP Midstream and its affiliates totaling $9 million in 2013, $12 million in 2012 and $11 million in 2011, primarily within Transportation, Storage and Processing of Natural Gas, and $8 million in 2013 and $14 million in 2012 within Sales of Natural Gas Liquids.
We had accounts receivable from DCP Midstream and its affiliates of $1 million at December 31, 2013 and $3 million at December 31, 2012. Total distributions received from DCP Midstream were $215 million in 2013, $203 million in 2012 and $395 million in 2011, classified as Cash Flows from Operating Activities — Distributions Received From Unconsolidated Affiliates.
In November 2012, we acquired direct one-third ownership interests in Sand Hills and Southern Hills from DCP Midstream for $459 million. See Notes 2 and 3 for further discussion.
Other. We provide certain administrative and other services to our equity investment operating entities. We recorded recoveries of costs from these affiliates of $68 million in 2013, $70 million in 2012 and $28 million in 2011. Outstanding receivables from these affiliates totaled $23 million at December 31, 2013 and $3 million at December 31, 2012.
See also Notes 3, 17 and 19 for additional related party information.

12. Goodwill
The following table presents activity within goodwill based on the reporting unit determination:

	Spectra Energy Partners	Distribution	Western Canada Transmission & Processing	Total
	(in millions)
December 31, 2011	$2,766	$855	$799	$4,420
Foreign currency translation	48	23	22	93
December 31, 2012	2,814	878	821	4,513
Acquisition of Express-Platte	486	—	—	486
Foreign currency translation	(85)	(54)	(50)	(189)
December 31, 2013	$3,215	$824	$771	$4,810
________
See Note 3 for discussion of the acquisition of Express-Platte.
The following remaining goodwill amounts originating from the acquisition of Westcoast Energy, Inc. (Westcoast) in 2002 are included as segment assets within Other in the segment data presented in Note 4:

	December 31,
	2013	2012
	(in millions)
Distribution	$821	$875
Western Canada Transmission & Processing	736	782
Certain commodity prices, specifically NGLs, have fluctuated in 2012 and 2013. Our Empress NGL business is significantly affected by fluctuations in commodity prices. We updated our Empress NGL reporting unit’s impairment test using recent operational information, financial data and June 30, 2013 commodity prices and concluded there was no impairment of goodwill related to Empress. The operating results of our Empress NGL reporting unit improved during the second half of 2013 due to, among other things, favorable commodity prices. Therefore, no additional impairment test was deemed necessary. Should NGL prices decline significantly from recent levels and reduce earnings at the Empress NGL business, this could result in a triggering event that would warrant a testing of impairment for goodwill relating to the Empress NGL reporting unit, which could result in an impairment.
13. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, bankers acceptances, corporate debt securities, treasury bills and money market funds in the United States and Canada. We do not purchase marketable securities for speculative purposes, therefore we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for the purposes of funding SEP's future capital expenditures and acquisitions, and for insurance, so these investments are classified as AFS marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or HTM marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Consolidated Statements of Cash Flows.
AFS Securities. AFS securities are as follows:

	Estimated Fair Value
	December 31,
	2013	2012
	(in millions)
Corporate debt securities	$18	$164
Money market funds	1	1
Total available-for-sale securities	$19	$165

Our AFS securities are classified on the Consolidated Balance Sheets as follows:

	Estimated Fair Value
	December 31,
	2013	2012
	(in millions)
Restricted funds
Investments and other assets—other	$1	$142
Non-restricted funds
Current assets—other	7	16
Investments and other assets—other	11	7
Total available-for-sale securities	$19	$165

During the second quarter of 2013, we invested the proceeds from SEP’s issuance of common units in AFS marketable securities, which were restricted for the purpose of funding SEP’s future capital expenditures and acquisitions.  In September 2013, we invested the net proceeds from SEP’s $1.9 billion issuance of long-term debt in AFS marketable securities, which were restricted for the purpose of paying a portion of the cash consideration for Spectra Energy’s U.S. Assets Dropdown to SEP. These investments and SEP’s other remaining restricted funds held for the purpose of funding capital expenditures and acquisitions were used to pay Spectra Energy for the U.S. Assets Dropdown on November 1, 2013.
At December 31, 2013, the weighted–average contractual maturity of outstanding AFS securities was one year.

There were no material gross unrealized holding gains or losses associated with investments in AFS securities at December 31, 2013 or 2012.
HTM Securities. All of our HTM securities are restricted funds and are as follows:

		Estimated Fair Value
		December 31,
Description	Consolidated Balance Sheet Caption	2013	2012
		(in millions)
Bankers acceptances	Current assets—other	$35	$37
Canadian government securities	Current assets—other	34	39
Money market funds	Current assets—other	3	—
Canadian government securities	Investments and other assets—other	131	171
Bankers acceptances	Investments and other assets—other	10	15
Total held-to-maturity investments		$213	$262

All of our HTM securities are restricted funds pursuant to certain M&N Canada and Express-Platte debt agreements. The funds restricted for M&N Canada, plus future cash from operations that would otherwise be available for distribution to the partners of M&N Canada, are required to be placed in escrow until the balance in escrow is sufficient to fund all future debt service on the M&N Canada 6.90% senior secured notes. There are sufficient funds held in escrow to fund all future debt service on these M&N Canada notes as of December 31, 2013.
At December 31, 2013, the weighted–average contractual maturity of outstanding HTM securities was one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at December 31, 2013 or 2012.
Other Restricted Funds. In addition to the portions of the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $19 million at December 31, 2013 and $21 million at December 31, 2012 classified as Current Assets—Other. These restricted funds are related to additional amounts for insurance.
Changes in restricted balances are presented within Cash Flows from Investing Activities on our Consolidated Statements of Cash Flows.
Interest income. Interest income totaled $6 million in both 2013 and 2012, and $12 million in 2011, and is included in Other Income and Expenses, Net on the Consolidated Statements of Operations.

14. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2013	2012
	(years)	(in millions)
Plant
Natural gas transmission	15–100	$14,491	$13,366
Natural gas distribution	25–60	3,076	3,022
Gathering and processing facilities	25–40	4,848	4,035
Natural gas storage	5–122	2,113	1,942
Crude oil transportation and storage	60–75	1,243	—
Land rights and rights of way	21–122	562	467
Other buildings and improvements	10–50	134	120
Equipment	3–40	341	352
Vehicles	5–20	115	114
Land	—	128	110
Construction in process	—	630	1,884
Software	4–10	438	486
Other	5–82	337	359
Total property, plant and equipment		28,456	26,257
Total accumulated depreciation		(6,258)	(5,936)
Total accumulated amortization		(369)	(416)
Total net property, plant and equipment		$21,829	$19,905
We had no material capital leases at December 31, 2013 or 2012.
Almost 85% of our property, plant and equipment is regulated with estimated useful lives based on rates approved by the applicable regulatory authorities in the United States and Canada: the FERC, the NEB and the OEB. Composite weighted-average depreciation rates were 2.96% for 2013, 3.14% for 2012 and 3.18% for 2011.
Amortization expense of intangible assets totaled $65 million in 2013, $81 million in 2012 and $70 million in 2011. Estimated amortization expense for the next five years follows:

Estimated Amortization Expense
(in millions)
2014	$68
2015	64
2016	55
2017	25
2018	20

15. Asset Retirement Obligations
Our ARO's relate mostly to the retirement of certain gathering pipelines and processing facilities, obligations related to right-of-way agreements and contractual leases for land use. However, we have determined that a significant portion of our assets have an indeterminate life, and as such, the fair values of those associated retirement obligations are not reasonably estimable. These assets include onshore and some offshore pipelines, and certain processing plants and distribution facilities, whose retirement dates will depend mostly on the various natural gas supply sources that connect to our systems and the ongoing demand for natural gas usage in the markets we serve. We expect these supply sources and market demands to continue for the foreseeable future, therefore we are unable to estimate retirement dates that would result in asset retirement obligations.
Asset retirement obligations are adjusted each period for liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. In 2013, Union Gas which is a rate-regulated entity, reevaluated its estimated future cash flow assumptions for its ARO liabilities in connection with its 2013 rate filing with the OEB. This resulted in an increase in its estimates of expected future costs of abandoning distribution service pipelines by $172 million.
Reconciliation of Changes in Asset Retirement Obligation Liabilities

	2013	2012
	(in millions)
Balance at beginning of year	$188	$173
Accretion expense	9	9
Revisions in estimated cash flows (a)	172	3
Foreign currency exchange impact	(12)	5
Liabilities settled	(7)	(2)
Balance at end of year (b)	$350	$188
__________

(a)	Reflects revised assumptions regarding expected future costs of abandonments at Union Gas.

(b)	Amounts included in Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.

16. Debt and Credit Facilities

Summary of Debt and Related Terms	December 31,
	2013	2012
Spectra Energy Capital, LLC	(in millions)
6.25% senior unsecured notes due February 2013	$—	$495
5.90% senior unsecured notes due September 2013	—	250
5.50% senior unsecured notes due March 2014	149	148
5.67% senior unsecured notes due August 2014	408	408
6.20% senior unsecured notes due April 2018	500	500
6.75% senior unsecured notes due July 2018	150	150
8.00% senior unsecured notes due October 2019	500	500
5.65% senior unsecured notes due March 2020	300	300
3.30% senior unsecured notes due March 2023	650	—
6.75% senior unsecured notes due February 2032	240	240
7.50% senior unsecured notes due September 2038	250	250
Total Spectra Energy Capital, LLC Debt	3,147	3,241

SEP
SEP 2.95% senior unsecured notes due June 2016	250	250
SEP 2.95% senior unsecured notes due September 2018	500	—
SEP Variable-rate senior unsecured term loan due November 2018	400	—
SEP 4.60% senior unsecured notes due June 2021	250	250
SEP 4.75% senior unsecured notes due March 2024	1,000	—
SEP 5.95% senior unsecured notes due September 2043	400	—
Texas Eastern 6.00% senior unsecured notes due September 2017	400	400
Texas Eastern 4.13% senior unsecured notes due December 2020	300	300
Texas Eastern 2.80% senior unsecured notes due October 2022	500	500
Texas Eastern 7.00% senior unsecured notes due July 2032	450	450
Algonquin 3.51% senior notes due July 2024	350	350
East Tennessee Natural Gas, LLC 3.10% senior notes due December 2024	200	200
M&N US 7.50% senior notes due May 2014	411	429
Express-Platte 6.09% senior secured notes due January 2020	110	—
Express-Platte 7.39% subordinated secured notes due 2014 to 2019	104	—
Total SEP Debt	5,625	3,129

Westcoast
8.30% debentures due December 2013	—	101
8.50% debentures due November 2015	118	126
3.28% medium-term notes due January 2016	235	252
8.50% debentures due September 2018	141	151
5.60% medium-term notes due January 2019	282	302
9.90% debentures due January 2020	94	101
4.57% medium-term notes due July 2020	235	252
3.88% medium-term notes due October 2021	142	151
3.12% medium-term notes due December 2022	235	252
8.85% debentures due July 2025	142	151
8.80% medium-term notes due November 2025	24	26
7.30% debentures due December 2026	118	126
6.75% medium-term notes due December 2027	141	151
7.15% medium-term notes due March 2031	188	202
4.79% medium-term notes due October 2041	141	151
M&N Canada 6.90% senior secured notes due 2014 to 2019	147	183
M&N Canada 4.34% senior secured notes due 2014 to 2019	120	159
Other	2	3
Total Westcoast Debt	2,505	2,840

	December 31,
	2013	2012
Union Gas	(in millions)
7.90% debentures due February 2014	$141	$151
11.50% debentures due August 2015	141	151
4.64% medium-term notes due June 2016	188	202
9.70% debentures due November 2017	118	126
5.35% medium-term notes due April 2018	188	202
8.75% debentures due August 2018	118	126
8.65% senior debentures due October 2018	72	76
4.85% medium-term notes due April 2022	118	126
3.79% medium-term notes due July 2023	235	—
8.65% debentures due November 2025	118	126
5.46% medium-term notes due September 2036	155	166
6.05% medium-term notes due September 2038	282	302
5.20% medium-term notes due July 2040	235	252
4.88% medium-term notes due June 2041	282	302
Total Union Gas Debt	2,391	2,308

Total
Long-term debt principal (including current maturities)	13,668	11,518
Change in fair value of debt hedged	17	50
Unamortized debt discount, net	(12)	(13)
Other unamortized items	12	19
Total other non-principal amounts	17	56
Commercial paper (a)	1,032	1,259
Total debt (b)	14,717	12,833
Current maturities of long-term debt	(1,197)	(921)
Commercial paper (c)	(1,032)	(1,259)
Total long-term debt	$12,488	$10,653
______

(a)	The weighted-average days to maturity was 9 days as of December 31, 2013 and 14 days as of December 31, 2012.

(b)	As of December 31, 2013 and 2012, respectively, $5,248 million and $5,560 million of debt was denominated in Canadian dollars.

(c)	Weighted-average rates on outstanding commercial paper were 0.6% as of December 31, 2013 and 0.8% as of December 31, 2012.
Secured Debt. Secured debt, totaling $481 million as of December 31, 2013, includes project financings for M&N Canada and Express-Platte. Ownership interests in M&N Canada and certain of its accounts, revenues, business contracts and other assets are pledged as collateral. Express-Platte notes payable are secured by the assignment of the Express-Platte transportation receivables and by the Canadian portion of the Express-Platte pipeline system assets.
Floating Rate Debt. Debt included approximately $1,432 million of floating-rate debt as of December 31, 2013 and $1,259 million as of December 31, 2012. The weighted average interest rate of borrowings outstanding that contained floating rates was 0.8% at both December 31, 2013 and 2012.

Annual Maturities	December 31, 2013
(in millions)
2014	$1,197
2015	344
2016	754
2017	577
2018	2,101
Thereafter	8,712
Total long-term debt, including current maturities (a)	$13,685
______

(a)	Excludes commercial paper of $1,032 million.
We have the ability under certain debt facilities to call and repay the obligations prior to scheduled maturities. Therefore, the actual timing of future cash repayments could be materially different than presented above.
Available Credit Facilities and Restrictive Debt Covenants

			Outstanding at December 31, 2013
	Expiration Date	Total Credit Facilities Capacity	Commercial Paper	Term Loan	Total	Available Credit Facilities Capacity
		(in millions)
Spectra Energy Capital, LLC
Multi-year syndicated (a)	2018	$1,000	$344	$ n/a	$344	$656
Delayed-draw syndicated term loan (a,b)	2018	300	n/a	—	—	300
SEP
Multi-year syndicated (c)	2018	2,000	338	n/a	338	1,662
Westcoast
Multi-year syndicated (d)	2016	282	34	n/a	34	248
Union Gas
Multi-year syndicated (e)	2016	377	316	n/a	316	61
Total		$3,959	$1,032	$—	$1,032	$2,927
______

(a)
Revolving credit facility and term loan contain a covenant requiring the Spectra Energy Corp consolidated debt-to-total capitalization ratio, as defined in the agreements, to not exceed 65%. This ratio was 58% at December 31, 2013.

(b)	Term loan agreement allows for one borrowing prior to January 15, 2014.

(c)
Revolving credit facility contains a covenant that requires SEP to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the credit agreement, of 5.0 or less, provided that for three fiscal quarters subsequent to certain acquisitions (such as the November 1, 2013 U.S. Assets Dropdown from Spectra Energy Corp), the ratio may be 5.5 or less. As of December 31, 2013, this ratio was 4.4 after giving effect to the U.S. Asset Dropdown.

(d)
U.S. dollar equivalent at December 31, 2013. The revolving credit facility is 300 million Canadian dollars and contains a covenant that requires the Westcoast non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 44% at December 31, 2013.

(e)
U.S. dollar equivalent at December 31, 2013. The revolving credit facility is 400 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 67% at December 31, 2013.

On November 1, 2013, we amended and restated the Spectra Energy Capital, LLC (Spectra Capital) and SEP credit agreements. The Spectra Capital credit facility was decreased to $1.0 billion, and the SEP credit facility was increased to $2.0 billion. Both facilities expire in 2018.
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amounts available under the credit facilities. As of December 31, 2013, there were no letters of credit issued under the credit facilities or revolving borrowings outstanding.

Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2013, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of our Spectra Capital credit agreement requires our consolidated debt-to-total capitalization ratio, as defined in the agreement, to be 65% or lower. Per the terms of the agreement, collateralized debt is excluded from the calculation of the ratio. This ratio was 58% at December 31, 2013. Approximately $7.8 billion of our equity (net assets) was considered restricted at December 31, 2013, representing the minimum amount of equity required to maintain the 65% consolidated debt-to-total capitalization ratio.
Term Loan Agreements. On November 1, 2013, Spectra Capital entered into a five-year $300 million senior unsecured delayed-draw term loan agreement which allows for up to one borrowing prior to January 15, 2014. The full $300 million available under the agreement was borrowed on January 14, 2014.
On November 1, 2013, SEP entered into and borrowed $400 million under a senior unsecured five-year term loan agreement. A portion of the proceeds from the borrowing were used to pay Spectra Energy for the U.S. Assets Dropdown
In December 2012, Spectra Capital entered into a three-year $1.2 billion unsecured delayed-draw term loan agreement which allowed for up to four borrowings prior to March 1, 2013. The full $1.2 billion available under the agreement was borrowed in the first quarter of 2013. Proceeds from borrowings under the term loan were used for general corporate purposes, including acquisitions and to refinance existing indebtedness. Borrowings under this term loan agreement were repaid on November 1, 2013 with proceeds received from SEP from the U.S. Assets Dropdown, and the loan agreement was terminated.
17. Preferred Stock of Subsidiaries
Westcoast and Union Gas have outstanding preferred shares that are generally not redeemable prior to specified redemption dates. On or after those dates, the shares may be redeemed, in whole or in part, for cash at the option of Westcoast and Union Gas, as applicable. The shares are not subject to any sinking fund or mandatory redemption and are not convertible into any other securities. As redemption of the shares is not solely within our control, we have classified the preferred stock of subsidiaries as temporary equity on our Consolidated Balance Sheets. Dividends are cumulative and payable quarterly, and are included in Net Income — Noncontrolling Interests in the Consolidated Statements of Operations. All outstanding preferred shares are redeemable at the option of Westcoast and Union Gas, as applicable.
18. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Consolidated Balance Sheet Caption	December 31, 2013
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$49	$—	$49	$—
Corporate debt securities	Current assets — other	7	—	7	—
Derivative assets — interest rate swaps	Current assets — other	8	—	8	—
Corporate debt securities	Investments and other assets — other	11	—	11	—
Derivative assets — interest rate swaps	Investments and other assets — other	15	—	15	—
Money market funds	Investments and other assets — other	1	1	—	—
Total Assets		$91	$1	$90	$—
Derivative liabilities — natural gas purchase contracts	Deferred credits and other liabilities —regulatory and other	$3	$—	$—	$3
Derivative liabilities — interest rate swaps	Deferred credits and other liabilities — regulatory and other	6	—	6	—
Total Liabilities		$9	$—	$6	$3

Description	Consolidated Balance Sheet Caption	December 31, 2012
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$52	$—	$52	$—
Corporate debt securities	Current assets — other	16	—	16	—
Derivative assets — interest rate swaps	Current assets — other	13	—	13	—
Corporate debt securities	Investments and other assets — other	148	—	148	—
Derivative assets — interest rate swaps	Investments and other assets — other	48	—	48	—
Money market funds	Investments and other assets — other	1	1	—	—
Total Assets		$278	$1	$277	$—
Derivative liabilities — natural gas purchase contracts	Deferred credits and other liabilities — regulatory and other	$9	$—	$—	$9
Derivative liabilities — interest rate swaps	Deferred credits and other liabilities — regulatory and other	12	—	12	—
Total Liabilities		$21	$—	$12	$9
The following presents changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	2013	2012
	(in millions)
Long-term derivative liabilities
Fair value, beginning of period	$9	$14
Total realized/unrealized losses (gains):
Included in earnings	3	3
Included in other comprehensive income	(8)	(7)
Settlements	(1)	(1)
Fair value, end of period	$3	$9
Total losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to liabilities held at the end of the period	$2	$2
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

	December 31,
	2013		2012
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Notes receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	13,668	14,701	11,518	13,539
__________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes unamortized items and fair value hedge carrying value adjustments.
The fair value of our long-term debt is determined based on market-based prices as described in the Level 2 valuation technique described above and are classified as Level 2.
The fair values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable-noncurrent, accounts payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.
During 2013 and 2012, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
19. Risk Management and Hedging Activities
We are exposed to the impact of market fluctuations in the prices of NGLs and natural gas purchased as a result of our investment in DCP Midstream, and the ownership of the NGL marketing operations in western Canada and processing associated with our U.S. pipeline assets. Exposure to interest rate risk exists as a result of the issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from our Canadian operations. We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, primarily around interest rate exposures.
DCP Midstream manages their direct exposure to market prices separate from Spectra Energy, and utilizes various risk management strategies, including the use of commodity derivatives.
Derivative Portfolio Carrying Value as of December 31, 2013

Asset/(Liability)	Maturity in 2014	Maturity in 2015	Maturity in 2016	Maturity in 2017 and Thereafter	Total Carrying Value
	(in millions)
Hedging	$5	$3	$—	$12	$20
Undesignated	(6)	—	—	—	(6)
Total	$(1)	$3	$—	$12	$14
These amounts represent the combination of amounts presented as assets (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on our Consolidated Balance Sheet and do not include any derivative positions of DCP Midstream. See Note 18 for information regarding the presentation of these derivative positions on our Consolidated Balance Sheets.
Accumulated unrealized mark-to-market net losses on hedges included in AOCI on the Consolidated Balance Sheet totaled $13 million as of December 31, 2013.

Commodity Cash Flow Hedges. Our NGL marketing operations are exposed to market fluctuations in the prices of natural gas and NGLs related to natural gas processing and marketing activities. We closely monitor the potential effects of commodity price changes and may choose to enter into contracts to protect margins for a portion of future sales and fuel expenses by using financial commodity instruments, such as swaps, forward contracts and options. There were no significant commodity cash flow hedge transactions during 2013, 2012 or 2011. We continue to evaluate various alternatives to address market uncertainties due to commodity price volatility. Effective January 2014, we instituted a commodity hedging program at Western Canada Transmission and Processing’s Empress NGL business and have elected to not apply cash flow hedge accounting.
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
For interest rate derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in the Consolidated Statements of Operations. There were no material amounts of gains or losses, either effective or ineffective, recognized in net income or other comprehensive income in 2013, 2012 or 2011.
At December 31, 2013, we had “pay floating — receive fixed” interest rate swaps outstanding with a total notional principal amount of $1,243 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	December 31, 2013			December 31, 2012
	Gross Amounts Presented in the Consolidated Balance Sheets	Amounts Not Offset in the Consolidated Balance Sheets	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheets	Amounts Not Offset in the Consolidated Balance Sheets	Net Amount
Description	(in millions)
Assets	$23	$3	$20	$61	$7	$54
Liabilities	6	3	3	12	7	5
As of December 31, 2013, we had interest rate swaps with one counterparty which were in a net liability position of $3 million which could be terminated at any time. In addition, we had interest rate swaps with another counterparty which were in a net liability position of $3 million which could be terminated by the counterparty if one of our credit ratings falls below investment grade.
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
Credit Risk. Our principal customers for natural gas and crude oil transportation, storage and gathering and processing services are industrial end-users, marketers, exploration and production companies, local distribution companies and utilities located throughout the United States and Canada. We have concentrations of receivables from natural gas utilities and their affiliates, industrial customers and marketers throughout these regions, as well as retail distribution customers in Canada. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of the entire sector. Where exposed to credit risk, we analyze the customers’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis. We also obtain parental guarantees, cash deposits or letters of credit from customers to provide credit support, where appropriate, based on our financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each contract.

Included in Current Liabilities — Other and Deferred Credits and Other Liabilities — Regulatory and Other are collateral liabilities of $65 million at December 31, 2013 and $56 million at December 31, 2012, which represent cash collateral posted by third parties with us.
20. Commitments and Contingencies
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
Included in Deferred Credits and Other Liabilities — Regulatory and Other on the Consolidated Balance Sheets are undiscounted liabilities related to extended environmental-related activities totaling $11 million as of December 31, 2013 and $13 million as of December 31, 2012. These liabilities represent provisions for costs associated with remediation activities at some of our current and former sites, as well as other environmental contingent liabilities.
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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves recorded as of December 31, 2013 or 2012 related to litigation.
Other Commitments and Contingencies
See Note 21 for a discussion of guarantees and indemnifications.

Operating Lease Commitments
We lease assets in various areas of our operations. Consolidated rental expense for operating leases classified in Income From Continuing Operations was $38 million in both 2013 and 2012, and $39 million in 2011, which is included in Operating, Maintenance and Other on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases which at inception had noncancelable terms of more than one year. We had no material capital lease commitments at December 31, 2013.

Long-term Operating Leases
(in millions)
2014	$47
2015	45
2016	42
2017	37
2018	32
Thereafter	177
Total future minimum lease payments	$380
21. Guarantees and Indemnifications
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
We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-100%-owned entities. In connection with our spin-off from Duke Energy in 2007, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of December 31, 2013 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these outstanding performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.
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
As of December 31, 2013, the amounts recorded for the guarantees and indemnifications described above are not material, both individually and in the aggregate. See also Note 6 for discussion of indemnifications to Duke Energy of certain income tax liabilities.
22. Common Stock Issuance
In 2012, we issued 14.7 million shares of our common stock and received net proceeds of $382 million to fund acquisitions and capital expenditures and for other general corporate purposes.
23. Effects of Changes in Noncontrolling Interests Ownership
The following table presents the effects of changes in our ownership interests in non-100%-owned consolidated subsidiaries:

	2013	2012	2011
	(in millions)
Net income — controlling interests	$1,038	$940	$1,184
Increase in additional paid-in capital resulting from sales of units of SEP (a)	42	26	38
Total net income — controlling interests and changes in equity — controlling interests	$1,080	$966	$1,222

________________

(a)	See Note 2 for further discussion.
24. Stock-Based Compensation
The Spectra Energy Corp 2007 Long-Term Incentive Plan (the 2007 LTIP), as amended and restated, provides for the granting of stock options, restricted and unrestricted stock awards and units, and other equity-based awards, to employees and other key individuals who perform services for us. A maximum of 40 million shares of common stock may be awarded under the 2007 LTIP.
Restricted, performance and phantom stock awards granted under the 2007 LTIP typically become 100% vested on the three-year anniversary of the grant date. Equity-classified and liability-classified stock-based compensation cost is measured at the grant date based on the fair value of the award. Liability-classified stock-based compensation cost is re-measured at each reporting period until settlement. Related compensation expense is recognized over the requisite service period, which generally begins on the date the award is granted through the earlier of the date the award becomes vested, the date the employee becomes retirement-eligible, or the date the market or performance condition is met.
Options granted under the 2007 LTIP are issued with exercise prices equal to the fair market value of our common stock on the grant date, have ten-year terms and generally vest over a three-year term. Compensation expense related to stock options is recognized over the requisite service period. The requisite service period for stock options is the same as the vesting period, with the exception of retirement eligible employees, who have shorter requisite service periods ending when the employees become retirement eligible. We issue new shares upon exercising or vesting of share-based awards. The Black-Scholes option-pricing model is used to estimate the fair value of options at grant date. All outstanding stock options are fully vested, and as a result, we do not expect to recognize future compensation costs related to stock options.
We recorded pre-tax stock-based compensation expense in continuing operations as follows, the components of which are described further below:

	2013	2012	2011
	(in millions)
Phantom stock	$13	$12	$12
Performance awards	33	17	17
Total	$46	$29	$29

The tax benefit in Income From Continuing Operations associated with the recorded stock-based compensation expense was $8 million in 2013, $8 million in 2012 and $7 million in 2011. We recognized tax benefits from stock-based compensation cost of approximately $5 million in 2013, $16 million in 2012 and $3 million in 2011 in Additional Paid-in Capital.
Stock Awards Activity

	Performance Awards		Phantom Stock Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
	(units in thousands)
Outstanding at December 31, 2012	1,888	$28	1,475	$25
Granted	700	37	475	30
Vested	(628)	31	(631)	21
Forfeited	(24)	32	(17)	29
Outstanding at December 31, 2013	1,936	38	1,302	29
Awards expected to vest	1,911	38	1,255	29

Performance Awards
Under the 2007 LTIP, we can also grant stock-based and cash-based performance awards. The performance awards generally vest over three years at the earliest, if performance metrics are met. The cash-based awards will be settled in cash at vesting. We granted 356,600 stock-based awards during 2013, 306,800 during 2012 and 364,600 during 2011, with fair values of $13 million in both 2013 and 2012, and $12 million in 2011. We granted 343,700 cash-based awards during 2013, 306,800 during 2012 and 339,200 during 2011, with fair values of $13 million in 2013, $5 million in 2012 and $10 million in 2011. Of the unvested and outstanding performance awards granted, 1,923,700 awards contain market conditions based on the total shareholder return of Spectra Energy common stock relative to a pre-defined peer group, and 12,900 awards contain performance conditions based on EBITDA performance of one subsidiary company. The stock-based and cash-based awards with market conditions are valued using the Monte Carlo valuation method. The cash-based awards are remeasured at each reporting period until settlement.
Weighted-Average Assumptions for Stock-Based Performance Awards

	2013	2012	2011
Risk-free rate of return	0.4%	0.4%	1.2%
Expected life	3 years	3 years	3 years
Expected volatility—Spectra Energy	21%	25%	38%
Expected volatility—peer group	13%–33%	16%–42%	21%–60%
Market index	16%	20%	30%
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
The total fair value of the shares vested was $19 million in 2013 and $12 million in each of 2012 and 2011. As of December 31, 2013, we expect to recognize $29 million of future compensation cost related to outstanding performance awards over a weighted-average period of less than two years.
Phantom Stock Awards
Stock-based phantom awards granted under the 2007 LTIP generally vest over three years. We awarded 474,500 phantom awards to our employees in 2013, 440,200 phantom awards in 2012 and 453,000 phantom awards in 2011, with fair values of $14 million in 2013, $14 million in 2012 and $12 million in 2011.

The total fair value of the shares vested was $14 million in 2013, $11 million in 2012 and $13 million in 2011. As of December 31, 2013, we expect to recognize $15 million of future compensation cost related to phantom stock awards over a weighted-average period of less than two years.
Stock Option Activity

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2012	3,478	$24	3.1	$13
Exercised	(1,939)	22
Forfeited or expired	(7)	12
Outstanding at December 31, 2013	1,532	25	2.9	16
Exercisable at December 31, 2013	1,532	25	2.9	16

We did not award any non-qualified stock options to employees during 2013, 2012 or 2011.
The total intrinsic value of options exercised was $21 million in 2013, $11 million in 2012 and $14 million in 2011. Cash received by us from options exercised was $43 million in 2013, $17 million in 2012 and $32 million in 2011. All stock options were fully vested as of December 31, 2011, and as a result, we do not expect to recognize future compensation costs related to stock options.
25. Employee Benefit Plans
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
We also maintain non-qualified, non-contributory, unfunded defined benefit plans (U.S. Non-Qualified Pension Plans) which cover certain current and former U.S. executives. The U.S. Non-Qualified Pension Plans have no plan assets. There are other non-qualified plans such as savings and deferred compensation plans which cover certain current and former U.S. executives. Pursuant to trust agreements, Spectra Energy has set aside funds for certain of the above non-qualified plans in several trusts. Although these funds are restrictive in nature, they remain a component of our general assets and are subject to the claims of creditors. These trust funds totaling $18 million as of December 31, 2013 and $17 million as of December 31, 2012, invested in money market funds and valued using a Level 1 hierarchy level, are considered AFS securities and are classified as Investments and Other Assets-Other on the Consolidated Balance Sheets.
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
Our policy is to fund our retirement plans, where applicable, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions of $22 million to our U.S. Qualified and Non-Qualified Pension Plans in 2013, $26 million in 2012 and $21 million in 2011. We made total contributions to our Canadian Qualified and Non-Qualified Pension Plans of $80 million in 2013, $87 million in 2012 and $144 million in 2011. Contributions of $9 million in each of 2013 and 2012, and $8 million in 2011 were made to our Canadian DC plan. We anticipate that in 2014 we will make total contributions of approximately $22 million to the U.S. Qualified and Non-Qualified Pension Plans, approximately $40 million to the Canadian Qualified and Non-Qualified Pension Plans and approximately $10 million to the Canadian DC Plan.
Actuarial gains and losses are amortized over the average remaining service period of active employees. The average remaining service period of active employees covered by the U.S. Qualified and Non-Qualified Pension Plans is 10 years. The average remaining service periods of active employees covered by the Canadian Qualified and Non-Qualified Pension Plans is 10 years. We determine the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years for the U.S. plans and over three years for the Canadian plans.
Qualified and Non-Qualified Pension Plans
Change in Projected Benefit Obligation and Change in Fair Value of Plan Assets

	U.S.		Canada
	2013	2012	2013	2012
	(in millions)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$610	$557	$1,262	$1,156
Transfers in	—	—	6	—
Service cost	19	17	33	30
Interest cost	21	23	50	50
Actuarial loss (gain)	(36)	50	(92)	37
Participant contributions	—	—	5	5
Benefits paid	(39)	(37)	(51)	(50)
Foreign currency translation effect	—	—	(82)	34
Projected benefit obligation, end of period	575	610	1,131	1,262
Change in Fair Value of Plan Assets
Plan assets, beginning of period	483	443	961	840
Transfers in	—	—	3	—
Actual return on plan assets	65	51	110	55
Benefits paid	(39)	(37)	(51)	(50)
Employer contributions	22	26	80	87
Plan participants’ contributions	—	—	5	5
Foreign currency translation effect	—	—	(68)	24
Plan assets, end of period	531	483	1,040	961
Net amount recognized (a)	$(44)	$(127)	$(91)	$(301)
Accumulated Benefit Obligation	$547	$575	$1,059	$1,176
_______

(a)
For the U.S. plans, amounts are reflected in Deferred Credits and Other Liabilities—Regulatory and Other in the Consolidated Balance Sheets. For the Canadian plans, amounts are reflected in Current Liabilities - Other ($6 million), Deferred Credits and Other Liabilities - Regulatory and Other ($130 million) and Other Assets - Other ($45 million).

The table above includes certain nonqualified pension plans that are unfunded. Those U.S. plans had projected benefit obligations of $22 million at December 31, 2013 and $23 million at December 31, 2012. Those Canadian plans had projected benefit obligations of $117 million at December 31, 2013 and $132 million at December 31, 2012.
At December 31, 2013, all U.S. plans had accumulated benefit obligations in excess of plan assets. Canadian plans with accumulated benefit obligations in excess of plan assets had projected benefit obligations of $134 million, accumulated benefit obligations of $128 million and plan assets with a fair value of $14 million.
Amounts Recognized in Accumulated Other Comprehensive Income

	U.S.		Canada
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)
Net actuarial loss	$145	$234	$275	$443
Prior service cost	1	1	7	9
Total amount recognized in AOCI	$146	$235	$282	$452

Components of Net Periodic Pension Costs

	U.S.			Canada
	2013	2012	2011	2013	2012	2011
	(in millions)
Net Periodic Pension Cost
Service cost benefit earned	$19	$17	$13	$33	$30	$20
Interest cost on projected benefit obligation	21	23	25	50	50	53
Expected return on plan assets	(33)	(33)	(32)	(66)	(61)	(49)
Amortization of prior service cost	—	—	—	2	2	2
Amortization of loss	20	15	11	35	36	27
Net periodic pension cost	27	22	17	54	57	53
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	(69)	33	48	(133)	44	184
Amortization of actuarial loss	(20)	(15)	(11)	(35)	(36)	(27)
Amortization of prior service credit	—	—	—	(2)	(2)	(2)
Current year prior service cost	—	—	—	—	—	1
Total recognized in other comprehensive income	(89)	18	37	(170)	6	156
Total Recognized in Net Periodic Pension Cost and Other Comprehensive Income	$(62)	$40	$54	$(116)	$63	$209
At December 31, 2013, approximately $13 million of actuarial losses for the U.S. plans and $23 million for the Canadian plans will be amortized from AOCI on the Consolidated Balance Sheets into net periodic benefit cost in 2014.
At December 31, 2013, approximately $2 million of prior service costs will be amortized from AOCI into net periodic pension costs in 2014 for the Canadian plans.
Assumptions Used for Pension Benefits Accounting

	U.S.			Canada
	2013	2012	2011	2013	2012	2011
Benefit Obligations
Discount rate	4.31%	3.55%	4.17%	4.81%	4.15%	4.30%
Salary increase	4.61	4.61	4.61	3.25	3.25	3.25
Net Periodic Benefit Cost
Discount rate	3.55	4.17	4.82	4.15	4.30	5.25
Salary increase	4.61	4.61	4.68	3.25	3.25	3.25
Expected long-term rate of return on plan assets	7.40	7.40	7.00	7.10	7.10	7.00
The discount rates used to determine the benefit obligations are the rates at which the benefit obligations could be effectively settled. The discount rates for our U.S. and Canadian plans are developed from yields on available high-quality bonds in each country and reflect each plan’s expected cash flows.
The long-term rates of return for the U.S. and Canadian plan assets as of December 31, 2013 were developed using weighted-average calculations of expected returns based primarily on future expected returns across classes considering the use of active asset managers applied against the U.S. and Canadian plans’ respective targeted asset mix.

Qualified Pension Plan Assets

	U.S.			Canada
Asset Category	Target Allocation	December 31,		Target Allocation	December 31,
		2013	2012		2013	2012
U.S. equity securities	30%	31%	28%	14%	18%	14%
Canadian equity securities	—	—	—	28	26	28
Other equity securities	14	14	13	13	13	13
Fixed income securities	46	45	45	45	43	45
Other investments	10	10	14	—	—	—
Total	100%	100%	100%	100%	100%	100%
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
The following table summarizes the fair values of pension plan assets recorded at each fair value hierarchy level, as determined in accordance with the valuation techniques described in Note 18:

	U.S.				Canada
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
December 31, 2013
Cash and cash equivalents	$2	$2	$—	$—	$8	$8	$—	$—
Fixed income securities	240	240	—	—	442	442	—	—
Equity securities	240	240	—	—	590	428	162	—
Other	49	—	—	49	—	—	—	—
Total	$531	$482	$—	$49	$1,040	$878	$162	$—
December 31, 2012
Cash and cash equivalents	$—	$—	$—	$—	$5	$5	$—	$—
Fixed income securities	217	217	—	—	434	420	14	—
Equity securities	197	197	—	—	521	377	144	—
Other	69	—	—	69	1	—	—	1
Total	$483	$414	$—	$69	$961	$802	$158	$1
The following presents changes in Level 3 assets that are measured at fair value on a recurring basis using significant unobservable inputs:

	U.S.		Canada
	2013	2012	2013	2012
	(in millions)
Fair value, beginning of period	$69	$24	$1	$3
Purchases	—	40	—	—
Sales	(25)	—	—	—
Realized gain	1	—	—	—
Unrealized gain (loss) included in other comprehensive income	4	5	(1)	(2)
Fair value, end of period	$49	$69	$—	$1

Expected Benefit Payments

	U.S.	Canada
	(in millions)
2014	$51	$52
2015	53	55
2016	54	57
2017	55	60
2018	52	62
2019 – 2023	261	334
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
Other Post-Retirement Benefit Plans — Change in Projected Benefit Obligation and Fair Value of Plan Assets

	U.S.		Canada
	2013	2012	2013	2012
	(in millions)
Change in Benefit Obligation
Accumulated post-retirement benefit obligation, beginning of period	$202	$200	$149	$161
Transfers in	—	—	1	—
Service cost	1	1	5	7
Interest cost	7	8	6	7
Plan participants’ contribution	3	3	—	—
Actuarial loss (gain)	(13)	7	(13)	(26)
Medicare subsidy receivable	2	3	—	—
Benefits paid	(18)	(20)	(5)	(5)
Foreign currency translation effect	—	—	(10)	5
Accumulated post-retirement benefit obligation, end of period	184	202	133	149
Change in Fair Value of Plan Assets
Plan assets, beginning of period	79	76	—	—
Actual return on plan assets	10	7	—	—
Benefits paid	(18)	(20)	(5)	(5)
Employer contributions	13	13	5	5
Plan participants’ contributions	3	3	—	—
Plan assets, end of period	87	79	—	—
Net amount recognized (a)	$(97)	$(123)	$(133)	$(149)
_______

(a)	Recognized primarily in Deferred Credits and Other Liabilities—Regulatory and Other in the Consolidated Balance Sheets.

Other Post-Retirement Benefit Plans — Amounts Recognized in Accumulated Other Comprehensive Income

	U.S.		Canada
	December 31,		December 31,
	2013	2012	2013	2012
	(in millions)
Prior service credit	$—	$—	$(5)	$(6)
Net actuarial loss	6	26	6	19
Total amount recognized in AOCI	$6	$26	$1	$13
As of December 31, 2013, approximately $1 million of actuarial losses were included in AOCI in the Consolidated Balance Sheet that will be amortized into net periodic benefit costs in 2014 for the U.S. plan and approximately $1 million of prior service costs will be amortized into net periodic benefit cost from AOCI in 2014 for the Canadian plans.

	U.S.			Canada
	2013	2012	2011	2013	2012	2011
	(in millions)
Other Post-Retirement Benefit Plans — Components of Net Periodic Benefit Cost
Service cost benefit earned	$1	$1	$1	$5	$7	$5
Interest cost on accumulated post-retirement benefit obligation	7	8	10	6	7	7
Expected return on plan assets	(4)	(5)	(5)	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)
Amortization of loss	2	2	2	—	2	1
Net periodic other post-retirement benefit cost	6	6	8	10	15	12
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	(18)	6	1	(13)	(26)	26
Amortization of actuarial loss	(2)	(2)	(2)	—	(2)	(1)
Current year prior service credit	—	—	(1)	—	—	—
Amortization of prior service credit	—	—	—	1	1	1
Total recognized in other comprehensive income	(20)	4	(2)	(12)	(27)	26
Total recognized in net periodic benefit cost and other comprehensive income	$(14)	$10	$6	$(2)	$(12)	$38
Other Post-Retirement Benefits Plans — Assumptions Used for Benefits Accounting

	U.S.			Canada
	2013	2012	2011	2013	2012	2011
Benefit Obligations
Discount rate	4.46%	3.70%	4.31%	4.83%	4.20%	4.33%
Salary increase	4.61	4.61	4.61	3.25	3.25	3.25
Net Periodic Benefit Cost
Discount rate	3.70	4.31	4.93	4.20	4.33	5.31
Salary increase	4.61	4.61	4.68	3.25	3.25	3.25
Expected return on plan assets	6.51	6.54	6.26	n/a	n/a	n/a
_________

n/a	Indicates not applicable.

The discount rates used to determine the post-retirement obligations are the rates at which the benefit obligations could be effectively settled. The discount rates for our U.S. and Canadian plans are developed from yields on available high-quality bonds in each country and reflect each plan’s expected cash flows.
Assumed Health Care Cost Trend Rates

	U.S.		Canada
	2013	2012	2013	2012
Health care cost trend rate assumed for next year	7.00%	7.50%	6.50%	7.00%
Rate to which the cost trend is assumed to decline	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2018	2017	2017

Sensitivity to Changes in Assumed Health Care Cost Trend Rates

	U.S.		Canada
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
	(in millions)
Effect on total service and interest costs	$—	$—	$1	$(1)
Effect on post-retirement benefit obligations	7	6	9	(8)
Other Post-Retirement Plan Assets

	U.S.
Asset Category	December 31,
	2013	2012
Cash and cash equivalents	—%	1%
Equity securities	49	44
Fixed income securities	46	48
Other assets	5	7
Total	100%	100%
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

The following table summarizes the fair values of the other post-retirement plan assets recorded at each fair value hierarchy level as determined in accordance with the valuation techniques described in Note 18:

	U.S.
	VEBA I and VEBA II Trusts				Master Trust
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
December 31, 2013
Fixed income securities	$20	$—	$20	$—	$20	$20	$—	$—
Equity securities	23	—	23	—	20	20	—	—
Other investments	—	—	—	—	4	—	—	4
Total	$43	$—	$43	$—	$44	$40	$—	$4
December 31, 2012
Cash and cash equivalents	$1	$—	$1	$—	$—	$—	$—	$—
Fixed income securities	21	—	21	—	17	17	—	—
Equity securities	19	—	19	—	16	16	—	—
Other investments	—	—	—	—	5	—	—	5
Total	$41	$—	$41	$—	$38	$33	$—	$5

The following presents changes in Level 3 assets that are measured at fair value on a recurring basis using significant unobservable inputs:

	U.S.
	2013	2012
	(in millions)
Fair value, beginning of period	$5	$2
Purchases	—	3
Sales	(2)	—
Unrealized gain included in other comprehensive income	1	—
Fair value, end of period	$4	$5
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

	Benefit Payments		Medicare Part D Subsidy Receipts
	U.S.	Canada	U.S.
	(in millions)
2014	$17	$5	$(2)
2015	17	5	(2)
2016	17	6	(2)
2017	16	6	(2)
2018	16	7	(2)
2019 – 2023	69	37	(12)
We anticipate making contributions in 2014 of $11 million to the U.S. plans and $5 million to the Canadian plans.

Retirement/Savings Plan
In addition to the retirement plans discussed above, we also have defined contribution employee savings plans available to both U.S. and Canadian employees. Employees may participate in a matching contribution where we match a certain percentage of before-tax employee contributions of up to 6% of eligible pay per pay period for U.S. employees and up to 5% of eligible pay per pay period for Canadian employees. We expensed pre-tax employer matching contributions of $14 million in 2013 and $12 million in each of 2012 and 2011 for U.S employees, and $13 million in 2013 and $12 million in each of 2012 and 2011 for Canadian employees.
26. Consolidating Financial Information
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

Spectra Energy Corp
Condensed Consolidating Statement of Operations
Year Ended December 31, 2013
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total operating revenues	$—	$—	$5,521	$(3)	$5,518
Total operating expenses	8	3	3,844	(3)	3,852
Operating income (loss)	(8)	(3)	1,677	—	1,666
Equity in earnings of unconsolidated affiliates	—	—	445	—	445
Equity in earnings of consolidated subsidiaries	1,015	1,649	—	(2,664)	—
Other income and expenses, net	1	15	108	—	124
Interest expense	—	216	441	—	657
Earnings before income taxes	1,008	1,445	1,789	(2,664)	1,578
Income tax expense (benefit)	(30)	430	19	—	419
Net income	1,038	1,015	1,770	(2,664)	1,159
Net income — noncontrolling interests	—	—	121	—	121
Net income — controlling interests	$1,038	$1,015	$1,649	$(2,664)	$1,038

Spectra Energy Corp
Condensed Consolidating Statement of Operations
Year Ended December 31, 2012
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total operating revenues	$—	$—	$5,077	$(2)	$5,075
Total operating expenses	5	5	3,494	(2)	3,502
Gains on sales of other assets and other, net	—	—	2	—	2
Operating income (loss)	(5)	(5)	1,585	—	1,575
Equity in earnings of unconsolidated affiliates	—	—	382	—	382
Equity in earnings of consolidated subsidiaries	917	1,377	—	(2,294)	—
Other income and expenses, net	(2)	3	82	—	83
Interest expense	—	190	435	—	625
Earnings from continuing operations before income taxes	910	1,185	1,614	(2,294)	1,415
Income tax expense (benefit) from continuing operations	(31)	268	133	—	370
Income from continuing operations	941	917	1,481	(2,294)	1,045
Income (loss) from discontinued operations, net of tax	(1)	—	3	—	2
Net income	940	917	1,484	(2,294)	1,047
Net income — noncontrolling interests	—	—	107	—	107
Net income — controlling interests	$940	$917	$1,377	$(2,294)	$940
Spectra Energy Corp
Condensed Consolidating Statement of Operations
Year Ended December 31, 2011
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total operating revenues	$—	$—	$5,354	$(3)	$5,351
Total operating expenses	1	—	3,598	(3)	3,596
Gains on sales of other assets and other, net	—	—	8	—	8
Operating income (loss)	(1)	—	1,764	—	1,763
Equity in earnings of unconsolidated affiliates	—	—	549	—	549
Equity in earnings of consolidated subsidiaries	1,183	1,666	—	(2,849)	—
Other income and expenses, net	—	5	52	—	57
Interest expense	—	194	431	—	625
Earnings from continuing operations before income taxes	1,182	1,477	1,934	(2,849)	1,744
Income tax expense (benefit) from continuing operations	(6)	294	199	—	487
Income from continuing operations	1,188	1,183	1,735	(2,849)	1,257
Income (loss) from discontinued operations, net of tax	(4)	—	29	—	25
Net income	1,184	1,183	1,764	(2,849)	1,282
Net income — noncontrolling interests	—	—	98	—	98
Net income — controlling interests	$1,184	$1,183	$1,666	$(2,849)	$1,184

Spectra Energy Corp
Condensed Consolidating Statements of Comprehensive Income
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2013
Net income	$1,038	$1,015	$1,770	$(2,664)	$1,159
Other comprehensive income (loss)	69	2	(346)	—	(275)
Total comprehensive income, net of tax	1,107	1,017	1,424	(2,664)	884
Less: comprehensive income — noncontrolling interests	—	—	114	—	114
Comprehensive income — controlling interests	$1,107	$1,017	$1,310	$(2,664)	$770

Year Ended December 31, 2012
Net income	$940	$917	$1,484	$(2,294)	$1,047
Other comprehensive income (loss)	(12)	3	248	—	239
Total comprehensive income, net of tax	928	920	1,732	(2,294)	1,286
Less: comprehensive income — noncontrolling interests	—	—	110	—	110
Comprehensive income — controlling interests	$928	$920	$1,622	$(2,294)	$1,176

Year Ended December 31, 2011
Net income	$1,184	$1,183	$1,764	$(2,849)	$1,282
Other comprehensive income (loss)	(21)	2	(301)	—	(320)
Total comprehensive income, net of tax	1,163	1,185	1,463	(2,849)	962
Less: comprehensive income — noncontrolling interests	—	—	100	—	100
Comprehensive income — controlling interests	$1,163	$1,185	$1,363	$(2,849)	$862

Spectra Energy Corp
Condensed Consolidating Balance Sheet
December 31, 2013
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$12	$189	$—	$201
Receivables — consolidated subsidiaries	176	394	—	(570)	—
Receivables — other	1	—	1,335	—	1,336
Other current assets	40	15	489	—	544
Total current assets	217	421	2,013	(570)	2,081
Investments in and loans to unconsolidated affiliates	—	—	3,043	—	3,043
Investments in consolidated subsidiaries	13,244	19,403	—	(32,647)	—
Advances receivable — consolidated subsidiaries	—	4,038	677	(4,715)	—
Notes receivable — consolidated subsidiaries	—	—	3,215	(3,215)	—
Goodwill	—	—	4,810	—	4,810
Other assets	39	30	316	—	385
Property, plant and equipment, net	—	—	21,829	—	21,829
Regulatory assets and deferred debits	3	17	1,365	—	1,385
Total Assets	$13,503	$23,909	$37,268	$(41,147)	$33,533

Accounts payable — other	$4	$—	$436	$—	$440
Accounts payable — consolidated subsidiaries	89	—	481	(570)	—
Commercial paper	—	344	688	—	1,032
Short-term borrowings — consolidated subsidiaries	—	415	—	(415)	—
Taxes accrued	4	—	68	—	72
Current maturities of long-term debt	—	557	640	—	1,197
Other current liabilities	81	75	1,142	—	1,298
Total current liabilities	178	1,391	3,455	(985)	4,039
Long-term debt	—	2,605	9,883	—	12,488
Advances payable — consolidated subsidiaries	4,715	—	—	(4,715)	—
Notes payable — consolidated subsidiaries	—	2,800	—	(2,800)	—
Deferred credits and other liabilities	116	3,869	2,440	—	6,425
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	8,494	13,244	19,403	(32,647)	8,494
Noncontrolling interests	—	—	1,829	—	1,829
Total equity	8,494	13,244	21,232	(32,647)	10,323
Total Liabilities and Equity	$13,503	$23,909	$37,268	$(41,147)	$33,533

Spectra Energy Corp
Condensed Consolidating Balance Sheet
December 31, 2012
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$3	$91	$—	$94
Receivables — consolidated subsidiaries	164	—	—	(164)	—
Receivables — other	1	56	913	—	970
Other current assets	17	23	559	—	599
Total current assets	182	82	1,563	(164)	1,663
Investments in and loans to unconsolidated affiliates	—	70	2,622	—	2,692
Investments in consolidated subsidiaries	12,974	14,969	—	(27,943)	—
Advances receivable — consolidated subsidiaries	—	5,658	—	(5,658)	—
Notes receivable — consolidated subsidiaries	—	—	912	(912)	—
Goodwill	—	—	4,513	—	4,513
Other assets	39	67	466	—	572
Property, plant and equipment, net	—	—	19,905	—	19,905
Regulatory assets and deferred debits	3	14	1,225	—	1,242
Total Assets	$13,198	$20,860	$31,206	$(34,677)	$30,587

Accounts payable — other	$4	$74	$386	$—	$464
Accounts payable — consolidated subsidiaries	—	91	73	(164)	—
Commercial paper	—	513	746	—	1,259
Short-term borrowings — consolidated subsidiaries	—	912	—	(912)	—
Taxes accrued	10	—	57	—	67
Current maturities of long-term debt	—	744	177	—	921
Other current liabilities	61	106	913	—	1,080
Total current liabilities	75	2,440	2,352	(1,076)	3,791
Long-term debt	—	2,550	8,103	—	10,653
Advances payable — consolidated subsidiaries	3,957	—	1,701	(5,658)	—
Deferred credits and other liabilities	194	2,896	2,952	—	6,042
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	8,972	12,974	14,969	(27,943)	8,972
Noncontrolling interests	—	—	871	—	871
Total equity	8,972	12,974	15,840	(27,943)	9,843
Total Liabilities and Equity	$13,198	$20,860	$31,206	$(34,677)	$30,587

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013
(In millions)

	Spectra Energy Corp	Spectra Capital (a)	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,038	$1,015	$1,770	$(2,664)	$1,159
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	787	—	787
Equity in earnings of unconsolidated affiliates	—	—	(445)	—	(445)
Equity in earnings of consolidated subsidiaries	(1,015)	(1,649)	—	2,664	—
Distributions received from unconsolidated affiliates	—	—	324	—	324
Other	(2)	478	(271)	—	205
Net cash provided by (used in) operating activities	21	(156)	2,165	—	2,030
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(1,947)	—	(1,947)
Investments in and loans to unconsolidated affiliates	—	—	(312)	—	(312)
Acquisitions, net of cash acquired	—	—	(1,254)	—	(1,254)
Purchases of held-to-maturity securities	—	—	(985)	—	(985)
Proceeds from sales and maturities of held-to-maturity securities	—	—	1,023	—	1,023
Purchases of available-for-sale securities	—	—	(5,878)	—	(5,878)
Proceeds from sales and maturities of available-for-sale securities	—	—	6,024	—	6,024
Distributions received from unconsolidated affiliates	—	—	87	—	87
Advances to affiliates	(75)	(1,856)	—	1,931	—
Loan to unconsolidated affiliate	—	—	(71)	—	(71)
Repayment of loan to unconsolidated affiliate	—	71	—	—	71
Other changes in restricted funds	—	—	2	—	2
Other	—	—	4	—	4
Net cash used in investing activities	(75)	(1,785)	(3,307)	1,931	(3,236)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	1,848	2,524	—	4,372
Payments for the redemption of long-term debt	—	(1,944)	(195)	—	(2,139)
Net decrease in commercial paper	—	(170)	(36)	—	(206)
Net increase in short-term borrowings – consolidated subsidiaries	—	(497)	—	497	—
Distributions to noncontrolling interests	—	—	(144)	—	(144)
Contributions from noncontrolling interests	—	—	23	—	23
Proceeds from the issuance of SEP common units	—	—	214	—	214
Dividends paid on common stock	(821)	—	—	—	(821)
Distributions and advances from (to) affiliates	847	2,718	(1,137)	(2,428)	—
Other	28	(5)	(6)	—	17
Net cash provided by financing activities	54	1,950	1,243	(1,931)	1,316
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Net increase in cash and cash equivalents	—	9	98	—	107
Cash and cash equivalents at beginning of period	—	3	91	—	94
Cash and cash equivalents at end of period	$—	$12	$189	$—	$201
____________
(a) Excludes the effects of $3,869 million of non-cash equitizations of advances receivable owed to Spectra Capital.

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012
(In millions)

	Spectra Energy Corp	Spectra Capital (a)	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$940	$917	$1,484	$(2,294)	$1,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	760	—	760
Equity in earnings of unconsolidated affiliates	—	—	(382)	—	(382)
Equity in earnings of consolidated subsidiaries	(917)	(1,377)	—	2,294	—
Distributions received from unconsolidated affiliates	—	—	307	—	307
Other	(86)	246	46	—	206
Net cash provided by (used in) operating activities	(63)	(214)	2,215	—	1,938
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(2,025)	—	(2,025)
Investments in and loans to unconsolidated affiliates	—	—	(520)	—	(520)
Acquisitions, net of cash acquired	—	—	(30)	—	(30)
Purchases of held-to-maturity securities	—	—	(2,671)	—	(2,671)
Proceeds from sales and maturities of held-to-maturity securities	—	—	2,578	—	2,578
Purchases of available-for-sale securities	—	—	(644)	—	(644)
Proceeds from sales and maturities of available-for-sale securities	—	—	514	—	514
Distributions received from unconsolidated affiliates	—	—	17	—	17
Advances from (to) affiliates	(163)	(335)	888	(390)	—
Other changes in restricted funds	—	—	93	—	93
Other	—	—	14	—	14
Net cash used in investing activities	(163)	(335)	(1,786)	(390)	(2,674)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	1,301	—	1,301
Payments for the redemption of long-term debt	—	—	(525)	—	(525)
Net increase (decrease) in commercial paper	—	(238)	437	—	199
Net increase in short-term borrowings – consolidated subsidiaries	—	322	—	(322)	—
Distributions to noncontrolling interests	—	—	(120)	—	(120)
Proceeds from the issuance of Spectra Energy common stock	382	—	—	—	382
Proceeds from the issuance of SEP common units	—	—	145	—	145
Dividends paid on common stock	(753)	—	—	—	(753)
Distributions and advances from (to) affiliates	564	466	(1,742)	712	—
Other	33	—	(8)	—	25
Net cash provided by (used in) financing activities	226	550	(512)	390	654
Effect of exchange rate changes on cash	—	—	2	—	2
Net increase (decrease) in cash and cash equivalents	—	1	(81)	—	(80)
Cash and cash equivalents at beginning of period	—	2	172	—	174
Cash and cash equivalents at end of period	$—	$3	$91	$—	$94
____________

(a)	Excludes the effects of $1,207 million of non-cash equitizations of advances receivable owed to Spectra Capital.

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2011
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,184	$1,183	$1,764	$(2,849)	$1,282
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	725	—	725
Equity in earnings of unconsolidated affiliates	—	—	(549)	—	(549)
Equity in earnings of consolidated subsidiaries	(1,183)	(1,666)	—	2,849	—
Distributions received from unconsolidated affiliates	—	—	499	—	499
Other	(23)	276	(24)	—	229
Net cash provided by (used in) operating activities	(22)	(207)	2,415	—	2,186
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(1,915)	—	(1,915)
Investments in and loans to unconsolidated affiliates	—	—	(4)	—	(4)
Acquisitions, net of cash acquired	—	—	(390)	—	(390)
Purchases of held-to-maturity securities	—	—	(1,695)	—	(1,695)
Proceeds from sales and maturities of held-to-maturity securities	—	—	1,709	—	1,709
Purchases of available-for-sale securities	—	—	(953)	—	(953)
Proceeds from sales and maturities of available-for-sale securities	—	—	1,143	—	1,143
Distributions received from unconsolidated affiliates	—	—	17	—	17
Advances to affiliates	—	(422)	—	422	—
Other changes in restricted funds	—	—	(64)	—	(64)
Other	—	—	54	—	54
Net cash used in investing activities	—	(422)	(2,098)	422	(2,098)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	1,118	—	1,118
Payments for the redemption of long-term debt	—	—	(531)	—	(531)
Net increase in commercial paper	—	73	167	—	240
Net decrease in revolving credit facilities borrowings	—	—	(299)	—	(299)
Distributions to noncontrolling interests	—	—	(101)	—	(101)
Proceeds from the issuance of SEP common units	—	—	213	—	213
Dividends paid on common stock	(694)	—	—	—	(694)
Distributions and advances from (to) affiliates	681	558	(817)	(422)	—
Other	35	—	(16)	—	19
Net cash provided by (used in) financing activities	22	631	(266)	(422)	(35)
Effect of exchange rate changes on cash	—	—	(9)	—	(9)
Net increase in cash and cash equivalents	—	2	42	—	44
Cash and cash equivalents at beginning of period	—	—	130	—	130
Cash and cash equivalents at end of period	$—	$2	$172	$—	$174

27. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions, except per share amounts)
2013
Operating revenues	$1,589	$1,220	$1,144	$1,565	$5,518
Operating income	506	354	333	473	1,666
Net income	370	226	292	271	1,159
Net income — controlling interests	340	199	263	236	1,038
Earnings per share (a)
Basic	0.51	0.30	0.39	0.35	1.55
Diluted	0.51	0.30	0.39	0.35	1.55
2012
Operating revenues	1,544	1,112	1,072	1,347	5,075
Operating income	519	367	328	361	1,575
Net income	361	241	204	241	1,047
Net income — controlling interests	333	215	179	213	940
Earnings per share (a)
Basic	0.51	0.33	0.27	0.32	1.44
Diluted	0.51	0.33	0.27	0.32	1.43
___________

(a)	Quarterly earnings-per-share amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding.

Unusual or Infrequent Items

During the third and fourth quarters of 2013, we recorded transaction costs related to the U.S. Assets dropdown and additional merger and acquisitions costs. These costs impacted operating income by $23 million, and net income by $22 million and net income-controlling interests by $20 million in the third quarter, and operating income, net income and net income-controlling interests by $11 million the fourth quarter.

During the fourth quarter of 2013, we recorded income tax expense resulting from a change in state tax rate related to the U.S. Assets Dropdown, which impacted net income and net income-controlling by $31 million.

During the fourth quarter of 2012, we recorded the impacts of an unfavorable regulatory decision at Union Gas. The impacts of this decision reduced operating revenues and operating income by $38 million, and net income and net income–controlling interests by $28 million. See Note 5 for further discussion.

28. Subsequent Events
On January 14, 2014, Spectra Capital borrowed the full $300 million available under its five-year senior unsecured delayed-draw term loan agreement. See Note 16 for further discussion of the delayed-draw term loan agreement.

SPECTRA ENERGY CORP
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions:		Deductions (a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(in millions)
December 31, 2013
Allowance for doubtful accounts	$13	$7	$—	$10	$10
Other (b)	181	21	—	38	164
	$194	$28	$—	$48	$174
December 31, 2012
Allowance for doubtful accounts	$14	$10	$1	$12	$13
Other (b)	171	64	—	54	181
	$185	$74	$1	$66	$194
December 31, 2011
Allowance for doubtful accounts	$9	$10	$2	$7	$14
Other (b)	155	48	2	34	171
	$164	$58	$4	$41	$185
_________

(a)	Principally cash payments and reserve reversals.

(b)	Principally income tax, insurance-related, litigation and other reserves, included primarily in Deferred Credits and Other Liabilities—Regulatory and Other on the Consolidated Balance Sheets.
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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2013 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Reference to “Executive Officers” is included in “Part I. Item 1. Business” of this report. Other information in response to this item is incorporated by reference from our Proxy Statement relating to our 2014 annual meeting of shareholders.
Item 11. Executive Compensation.
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2014 annual meeting of shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2014 annual meeting of shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2014 annual meeting of shareholders.
Item 14. Principal Accounting Fees and Services.
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2014 annual meeting of shareholders.

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
Date: February 28, 2014

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
Clarence P. Cazalot, Jr*
Director
F. Anthony Comper*
Director
Peter B. Hamilton*
Director
Dennis R. Hendrix*
Director
Michael McShane*
Director
Michael G. Morris*
Director
Michael E.J. Phelps *
Director
Date: February 28, 2014
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

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Members of
DCP Midstream, LLC
Denver, Colorado

We have audited the accompanying consolidated financial statements of DCP Midstream, LLC and its subsidiaries (the "Company"), which comprise the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013, and the related notes to the consolidated financial statements.

Management's Responsibility for the Consolidated Financial Statements

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

Auditors' Responsibility

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

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCP Midstream, LLC and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in accordance with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

The consolidated financial statements give retrospective effect to new disclosure requirements regarding information related to balance sheet offsetting of assets and liabilities as disclosed in Note 11 to the consolidated financial statements.

/s/ Deloitte & Touche LLP

February 27, 2014

Member of
Deloitte Touche Tohmatsu

DCP MIDSTREAM, LLC
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$31	$4
Accounts receivable:
Customers, net of allowance for doubtful accounts of $4 million and $2 million, respectively	1,139	886
Affiliates	265	172
Other	28	35
Inventories	96	105
Unrealized gains on derivative instruments	59	57
Other	45	30
Total current assets	1,663	1,289
Property, plant and equipment, net	8,420	7,331
Investments in unconsolidated affiliates	1,378	872
Intangible assets, net	311	336
Goodwill	722	723
Unrealized gains on derivative instruments	10	10
Other long-term assets	217	223
Total assets	$12,721	$10,784
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,296	$1,065
Affiliates	59	37
Other	58	51
Short-term borrowings	1,300	958
Current maturities of long-term debt	—	250
Unrealized losses on derivative instruments	64	65
Accrued taxes	37	32
Other	300	317
Total current liabilities	3,114	2,775
Deferred income taxes	96	92
Long-term debt	4,962	4,443
Unrealized losses on derivative instruments	2	11
Other long-term liabilities	158	146
Total liabilities	8,332	7,467
Commitments and contingent liabilities
Equity:
Members’ interest	2,670	2,413
Accumulated other comprehensive loss	(6)	(9)
Total members’ equity	2,664	2,404
Noncontrolling interest	1,725	913
Total equity	4,389	3,317
Total liabilities and equity	$12,721	$10,784

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)

	Year Ended December 31,
	2013	2012	2011
Operating revenues:
Sales of natural gas and petroleum products	$9,807	$7,826	$9,638
Sales of natural gas and petroleum products to affiliates	1,732	1,886	2,874
Transportation, storage and processing	463	373	392
Trading and marketing gains, net	36	86	78
Total operating revenues	12,038	10,171	12,982
Operating costs and expenses:
Purchases of natural gas and petroleum products	9,679	7,662	9,400
Purchases of natural gas and petroleum products from affiliates	288	510	1,098
Operating and maintenance	669	667	626
Depreciation and amortization	314	291	449
General and administrative	280	297	295
Total operating costs and expenses	11,230	9,427	11,868
Operating income	808	744	1,114
Earnings from unconsolidated affiliates	35	34	26
Interest expense, net	(249)	(193)	(213)
Income before income taxes	594	585	927
Income tax expense	(10)	(2)	(3)
Net income	584	583	924
Net income attributable to noncontrolling interests	(93)	(97)	(61)
Net income attributable to members’ interests	$491	$486	$863

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$584	$583	$924
Other comprehensive income:
Net unrealized gains (losses) on cash flow hedges	—	1	(16)
Reclassification of cash flow hedge losses into earnings	3	11	20
Total other comprehensive income	3	12	4
Total comprehensive income	587	595	928
Total comprehensive income attributable to noncontrolling interests	(93)	(106)	(64)
Total comprehensive income attributable to members’ interests	$494	$489	$864

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$584	$583	$924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314	291	449
Earnings from unconsolidated affiliates	(35)	(34)	(26)
Distributions from unconsolidated affiliates	52	36	38
Net unrealized gains on commodity derivative instruments	(5)	—	(47)
Deferred income tax expense (benefit)	4	(1)	(36)
Other, net	(2)	6	—
Changes in operating assets and liabilities which (used) provided cash:
Accounts receivable	(333)	241	(63)
Inventories	9	(9)	(1)
Accounts payable	300	(630)	474
Other	(50)	(139)	14
Net cash provided by operating activities	838	344	1,726
Cash flows from investing activities:
Capital expenditures	(1,420)	(2,285)	(1,113)
Acquisitions, net of cash acquired	—	(123)	(439)
Proceeds from sales of two-thirds interest in Sand Hills and Southern Hills	—	919	—
Investments in unconsolidated affiliates	(523)	(240)	(6)
Proceeds from sale of assets	46	1	18
Net cash used in investing activities	(1,897)	(1,728)	(1,540)
Cash flows from financing activities:
Payment of dividends and distributions to members	(430)	(405)	(789)
Proceeds from long-term debt	2,507	2,915	2,024
Payment of long-term debt	(2,238)	(2,042)	(1,675)
Proceeds from issuance of common units by DCP Partners, net of offering costs	1,083	455	170
Borrowings of commercial paper, net	342	588	183
Distributions paid to noncontrolling interests	(167)	(112)	(86)
Payment of deferred financing costs	(11)	(20)	(12)
Net cash provided by (used in) financing activities	1,086	1,379	(185)
Net change in cash and cash equivalents	27	(5)	1
Cash and cash equivalents, beginning of period	4	9	8
Cash and cash equivalents, end of period	$31	$4	$9

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC
CCONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)

	Members’ Equity
	Members’ Interest	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
Balance, January 1, 2011	$2,073	$(13)	$421	$2,481
Net income	863	—	61	924
Other comprehensive income	—	1	3	4
Dividends and distributions	(807)	—	(86)	(893)
Equity-based compensation	—	—	3	3
Issuance of common units by DCP Partners, net of offering costs	35	—	135	170
Balance, December 31, 2011	2,164	(12)	537	2,689
Net income	486	—	97	583
Other comprehensive income	—	3	9	12
Dividends and distributions	(310)	—	(112)	(422)
Issuance of common units by DCP Partners, net of offering costs	73	—	382	455
Balance, December 31, 2012	2,413	(9)	913	3,317
Net income	491	—	93	584
Other comprehensive income	—	3	—	3
Dividends and distributions	(430)	—	(167)	(597)
Issuance of common units by DCP Partners, net of offering costs	196	—	886	1,082
Balance, December 31, 2013	$2,670	$(6)	$1,725	$4,389

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

1. Description of Business and Basis of Presentation

DCP Midstream, LLC, with its consolidated subsidiaries, or us, we, our, or the Company, is a joint venture owned 50% by Phillips 66 and its affiliates, or Phillips 66, and 50% by Spectra Energy Corp and its affiliates, or Spectra Energy. We operate in the midstream natural gas industry and are engaged in the business of gathering, compressing, treating, processing, transporting, storing and selling natural gas and producing, fractionating, transporting, storing and selling natural gas liquids, or NGLs, and recovering and selling condensate. Additionally, we generate revenues by trading and marketing natural gas and NGLs.

DCP Midstream Partners, LP, or DCP Partners, is a master limited partnership, of which we act as general partner. As of December 31, 2013 and 2012, we owned an approximate 22% and 27% limited partner interest, respectively. Additionally, as of December 31, 2013 and 2012, we owned an approximate 1% general partner interest in DCP Partners. We also own incentive distribution rights that entitle us to receive an increasing share of available cash as pre-defined distribution targets are achieved. As the general partner of DCP Partners, we have responsibility for its operations. We exercise control over DCP Partners through our ownership and general partner interest and we account for it as a consolidated subsidiary. Transactions between us and DCP Partners have been identified in notes to the consolidated financial statements as transactions between affiliates.

We are governed by a five member board of directors, consisting of two voting members from each of Phillips 66 and Spectra Energy and our Chief Executive Officer, a non-voting member. All decisions requiring the approval of our board of directors are made by simple majority vote of the board, but must include at least one vote from both a Phillips 66 and Spectra Energy board member. In the event the board cannot reach a majority decision, the decision is appealed to the Chief Executive Officers of both Phillips 66 and Spectra Energy.

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

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents — Cash and cash equivalents include all cash balances and investments in highly liquid financial instruments purchased with an original stated maturity of 90 days or less and temporary investments of cash in short-term money market securities.

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

Inventories — Inventories, which consist primarily of natural gas and NGLs held in storage for transportation, processing and sales commitments, are recorded at the lower of weighted-average cost or market value. Transportation costs are included in inventory.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

Accounting for Risk Management and Derivative Activities and Financial Instruments — We designate each energy commodity derivative as either trading or non-trading. Certain non-trading derivatives are further designated as either a hedge of a forecasted transaction or future cash flow (cash flow hedge), a hedge of a recognized asset, liability or firm commitment (fair value hedge), or normal purchases or normal sales contract. The remaining other non-trading derivatives, which are related to asset based activities for which hedge accounting or the normal purchase or normal sale exception is not elected, are recorded at fair value in the consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments, with changes in the fair value recognized in the consolidated statements of operations. For each derivative, the accounting method and presentation of gains and losses or revenue and expense in the consolidated statements of operations are as follows:

Classification of Contract	Accounting Method	Presentation of Gains & Losses or Revenue & Expense
Trading Derivatives	Mark-to-market method (a)	Net basis in trading and marketing gains and losses
Non-Trading Derivatives:
Cash Flow Hedge	Hedge method (b)	Gross basis in the same consolidated statements of operations category as the related hedged item
Fair Value Hedge	Hedge method (b)	Gross basis in the same consolidated statements of operations category as the related hedged item
Normal Purchases or Normal Sales	Accrual method (c)	Gross basis upon settlement in the corresponding consolidated statements of operations category based on purchase or sale
Other Non-Trading Derivatives	Mark-to-market method (a)	Net basis in trading and marketing gains and losses

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

The fair value of a derivative designated as a cash flow hedge is recorded in the consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments. The change in fair value of the effective portion of a derivative designated as a cash flow hedge is recorded in the consolidated balance sheets as accumulated other comprehensive income, or AOCI, and the ineffective portion is recorded in the consolidated statements of operations. During the period in which the hedged transaction impacts earnings, amounts in AOCI associated with the hedged transaction are reclassified to the consolidated statements of operations in the same line item as the item being hedged. Hedge accounting is discontinued prospectively when it is determined that the derivative no longer qualifies as an effective hedge, or when it is probable that the hedged transaction will not occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the mark-to-market accounting method prospectively. The derivative continues to be carried on the consolidated balance sheets at its fair value; however, subsequent changes in its fair value are recognized in current period earnings. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until the hedged transaction impacts earnings, unless it is probable that the hedged transaction will not occur, in which case, the gains and losses that were previously deferred in AOCI will be immediately recognized in current period earnings.

The fair value of a derivative designated as a fair value hedge is recorded for balance sheet purposes as unrealized gains or unrealized losses on derivative instruments. We recognize the gain or loss on the derivative instrument, as well as the offsetting

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

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

Asset Retirement Obligations — Asset retirement obligations associated with tangible long-lived assets are recorded at fair value in the period in which they are incurred, if a reasonable estimate of fair value can be made, and added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability is determined using a risk free interest rate and accretes due to the passage of time based on the time value of money until the obligation is settled.

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

We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may have experienced an other than temporary decline in value. When there is evidence of loss in value, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred. We assess the fair value of our investments in unconsolidated affiliates using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models. If the estimated fair value is considered to be less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized as an impairment loss.

Goodwill and Intangible Assets — Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. We perform an annual impairment test of goodwill in the third quarter, and update the test during interim periods when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value of a reporting unit. We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value.

Intangible assets consist primarily of customer contracts, including commodity purchase, transportation and processing contracts and related relationships. These intangible assets are amortized on a straight-line basis over the period of expected

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

future benefit. Intangible assets are removed from the gross carrying amount and the total of accumulated amortization in the period in which they become fully amortized.

Long-Lived Assets — We evaluate whether the carrying value of long-lived assets, including intangible assets, has been impaired when circumstances indicate the carrying value of those assets may not be recoverable. This evaluation is based on undiscounted cash flow projections. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We consider various factors when determining if these assets should be evaluated for impairment, including but not limited to:

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

If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. We determine the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models. Significant changes in market conditions resulting from events such as the condition of an asset or a change in management’s intent to utilize the asset would generally require management to reassess the cash flows related to the long-lived assets.

Unamortized Debt Premium, Discount and Expense — Premiums, discounts and expenses incurred with the issuance of long-term debt are amortized over the term of the debt using the effective interest method. The premiums and discounts are recorded on the consolidated balance sheets within the carrying amount of long-term debt. The unamortized expenses are recorded on the consolidated balance sheets as other long-term assets.

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

Dividends and Distributions — Under the terms of the Second Amended and Restated LLC Agreement dated July 5, 2005, as amended, or the LLC Agreement, we are required to make quarterly distributions to Phillips 66 and Spectra Energy based on allocated taxable income. The LLC Agreement provides for taxable income to be allocated in accordance with Internal Revenue Code Section 704(c). This Code Section accounts for the variation between the adjusted tax basis and the fair market value of assets contributed to the joint venture. The distribution is based on the highest taxable income allocated to either member, with the other member receiving a proportionate amount to maintain the ownership capital accounts at 50% for both Phillips 66 and Spectra Energy. Tax distributions to the members are calculated based on estimated annual taxable income allocated to the members according to their respective ownership percentages at the date the distributions became due. Our board of directors determines the amount of the periodic dividends to be paid by considering net income attributable to members’ interests, cash flow or any other criteria deemed appropriate. The LLC Agreement restricts payment of dividends except with the approval of both members. Dividends are allocated to the members in accordance with their respective ownership percentages.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

DCP Partners considers the payment of a quarterly distribution to the holders of its common units, to the extent DCP Partners has sufficient cash from its operations after establishment of cash reserves and payment of fees and expenses, including payments to its general partner, a 100% owned subsidiary of ours. There is no guarantee, however, that DCP Partners will pay the minimum quarterly distribution on the units in any quarter. DCP Partners will be prohibited from making any distributions to unitholders if it would cause an event of default, or an event of default exists, under its credit agreement.

Revenue Recognition — We generate the majority of our revenues from gathering, processing, compressing, treating, transporting, storing and selling natural gas and producing, fractionating, transporting, storing and selling NGLs and recovering and selling condensate, as well as trading and marketing of natural gas and NGLs. We realize revenues either by selling the residue natural gas, NGLs and condensate, or by receiving fees.

We obtain access to commodities and provide our midstream services principally under contracts that contain a combination of one or more of the following arrangements:

•
Percent-of-proceeds/index arrangements — Under percent-of-proceeds/index arrangements, we generally purchase natural gas from producers at the wellhead, or other receipt points, gather the wellhead natural gas through our gathering system, treat and process the natural gas, and then sell the resulting residue natural gas, NGLs and condensate based on index prices from published indexes. We remit to the producers either an agreed-upon percentage of the actual proceeds that we receive from our sales of the residue natural gas, NGLs and condensate, or an agreed-upon percentage of the proceeds based on index related prices or contractual recoveries for the natural gas, NGLs and condensate, regardless of the actual amount of the sales proceeds we receive. We keep the difference between the proceeds received and the amount remitted back to the producer. Under percent-of-liquid arrangements, we do not keep any amounts related to the residue natural gas proceeds and only keep amounts related to the difference between the proceeds received and the amount remitted back to the producer related to NGLs and condensate. Certain of these arrangements may also result in the producer retaining title to all or a portion of the residue natural gas and/or the NGLs, in lieu of us returning sales proceeds to the producer. Additionally, these arrangements may include fee-based components. Our revenues under percent-of-proceeds/index arrangements relate directly with the price of natural gas, NGLs and condensate. Our revenues under percent-of-liquids arrangements relate directly with the price of NGLs and condensate.

•
Fee-based arrangements — Under fee-based arrangements, we receive a fee or fees for one or more of the following services: gathering, compressing, treating, processing, transporting or storing natural gas and fractionating, storing and transporting NGLs. Our fee-based arrangements include natural gas arrangements pursuant to which we obtain natural gas at the wellhead, or other receipt points, at an index related price at the delivery point less a specified amount, generally the same as the transportation fees we would otherwise charge for transportation of natural gas from the wellhead location to the delivery point. The revenues we earn are directly related to the volume of natural gas or NGLs that flows through our systems and are not directly dependent on commodity prices. However, to the extent a sustained decline in commodity prices results in a decline in volumes our revenues from these arrangements would be reduced.

•
Keep-whole and wellhead purchase arrangements — Under the terms of a keep-whole processing contract, natural gas is gathered from the producer for processing, the NGLs and condensate are sold and the residue natural gas is returned to the producer with a Btu content equivalent to the Btu content of the natural gas gathered. This arrangement keeps the producer whole to the thermal value of the natural gas received. Under the terms of a wellhead purchase contract, we purchase natural gas from the producer at the wellhead or defined receipt point for processing and then market the resulting NGLs and residue gas at market prices. Under these types of contracts, we are exposed to frac spread. We benefit in periods when NGL prices are higher relative to natural gas prices when that frac spread exceeds our operating costs.

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
Years Ended December 31, 2013, 2012 and 2011

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

We generally report revenues gross in the consolidated statements of operations, as we typically act as the principal in these transactions, take custody of the product, and incur the risks and rewards of ownership. New or amended contracts for certain sales and purchases of inventory with the same counterparty, when entered into in contemplation of one another, are reported net as one transaction. We recognize revenues for our NGL and residue gas derivative trading activities net in the consolidated statements of operations as trading and marketing gains and losses. These activities include mark-to-market gains and losses on energy trading contracts, and the settlement of financial and physical energy trading contracts.

Revenue for goods and services provided but not invoiced is estimated each month and recorded along with related purchases of goods and services used but not invoiced. These estimates are generally based on estimated commodity prices, preliminary throughput measurements and allocations and contract data. There are no material differences between the actual amounts and the estimated amounts of revenues and purchases recorded at December 31, 2013, 2012 and 2011.

Quantities of natural gas or NGLs over-delivered or under-delivered related to imbalance agreements with customers, producers or pipelines are recorded monthly as accounts receivable or accounts payable using current market prices or the weighted-average prices of natural gas or NGLs at the plant or system. These balances are settled with deliveries of natural gas or NGLs, or with cash. Included in the consolidated balance sheets as accounts receivable — other as of December 31, 2013 and 2012 were imbalances totaling $28 million and $35 million, respectively. Included in the consolidated balance sheets as accounts payable — other, as of December 31, 2013 and 2012 were imbalances totaling $58 million and $51 million, respectively.

Significant Customers — There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2013, 2012 or 2011. We had significant transactions with affiliates. See Note 4 Agreements and Transactions with Related Parties and Affiliates.

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

Equity-Based Compensation — Liability classified share-based compensation cost is remeasured at each reporting date at fair value, based on the closing security price, and is recognized as expense over the requisite service period. Compensation expense for awards with graded vesting provisions is recognized on a straight-line basis over the requisite service period of each separately vesting portion of the award.

Accounting for Sales of Units by a Subsidiary — We account for sales of units by a subsidiary by recording an increase or decrease in members’ interest within equity equal to the amount of net proceeds received in excess or deficit of the carrying value of the units sold. The remaining net proceeds are recorded as an increase to noncontrolling interest.

Capitalized Interest — We capitalize interest during construction of capital projects. Interest is calculated on the monthly outstanding capital balance and ceases in the month that the asset is placed into service. We also capitalize interest on our equity method investments which are devoting substantially all efforts to establishing a new business and have not yet begun planned principal operations. Capitalization ceases when the investee commences planned principal operations. The rates used to calculate capitalized interest are the weighted-average cost of debt, including the impact of interest rate swaps.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

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

3. Dispositions

In June 2013, we entered into a purchase and sale agreement with Mountain Gas Resources, LLC to sell our 100% membership interests in Overland Trail Transmission, LLC, or OTTCO, for approximately $28 million. This transaction closed in September 2013, following receipt of regulatory approval, and we recognized a $7 million gain on sale as a reduction to operating and maintenance expense in the consolidated statements of operations for the year ended December 31, 2013.

In addition to transactions described in these footnotes, we may, from time to time, divest various assets.

4. Agreements and Transactions with Related Parties and Affiliates

Dividends and Distributions

During the years ended December 31, 2013, 2012 and 2011, we paid tax distributions of $18 million, $244 million and $281 million, based on estimated annual taxable income allocated to Phillips 66 and Spectra Energy according to their respective ownership percentages at the date the distributions became due. During the years ended December 31, 2013, 2012 and 2011, we declared and paid dividends of $412 million, $161 million and $508 million, respectively, to Phillips 66 and Spectra Energy, allocated in accordance with their respective ownership percentages. During the years ended December 31, 2013, 2012 and 2011, DCP Partners paid distributions of $161 million, $106 million and $79 million, respectively, to its public common unitholders.

DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC

During the fourth quarter of 2012, we completed the sale of a one-third interest in DCP Sand Hills Pipeline, LLC, or Sand Hills, and DCP Southern Hills Pipeline, LLC, or Southern Hills, to both Phillips 66 and Spectra Energy Corp, for aggregate consideration of approximately $919 million. The proceeds from this transaction were used to repay borrowings under our term loan and for general corporate purposes.

During the fourth quarter of 2013, Spectra Energy Corp contributed its ownership in Sand Hills and Southern Hills to Spectra Energy Partners, LP.

We have entered into transportation agreements with Sand Hills and Southern Hills, which became effective in June 2013. Under the terms of these 15-year agreements, we have committed to transporting volumes at rates defined in the Sand Hills and Southern Hills tariffs.

Phillips 66, CPChem and ConocoPhillips

During 2013, we sold approximately 12 miles of our existing Seaway pipeline to Phillips 66. In conjunction with these transactions, we recognized gains of approximately $14 million as a reduction in operating and maintenance expense in the consolidated statements of operations for the year ended December 31, 2013.

Long-Term NGL Purchases Contract and Transactions — We sell a portion of our NGLs to Phillips 66 and Chevron Phillips Chemical LLC, or CPChem. In addition, we purchase NGLs from CPChem. Approximately 40% of our NGL production is committed to Phillips 66 and CPChem under an existing 15-year contract, which expires in December 2014.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

Should the contract not be renegotiated or renewed, it provides for a ratable wind-down period which expires in January 2019. The NGL contract also grants Phillips 66 the right to purchase at index-based prices certain quantities of NGLs produced at processing plants that are acquired and/or constructed by us in the future in various counties in the Mid-Continent and Permian Basin regions, and the Austin Chalk area. We anticipate continuing to purchase and sell commodities with Phillips 66 and CPChem in the ordinary course of business.

We are party to a 15-year gathering and processing agreement with ConocoPhillips, which expires in December 2025, whereby ConocoPhillips has dedicated all of its natural gas production within an area of mutual interest in Oklahoma and Texas. This contract replaces and extends certain contracts that we previously had with ConocoPhillips, and is considered a third-party contract for periods after May 1, 2012.

Spectra Energy

Commodity Transactions — We sell a portion of our residue gas and NGLs to, purchase natural gas and other petroleum products from, and provide gathering, transportation and other services to Spectra Energy. Management anticipates continuing to purchase and sell commodities and provide services to Spectra Energy in the ordinary course of business.

DCP Partners

We have entered into a services agreement, as amended, or the Services Agreement, with DCP Partners. Under the Services Agreement, DCP Partners is required to reimburse us for salaries and operating personnel and employee benefits, as well as capital expenditures, maintenance and repair costs, taxes and other direct costs incurred by us on behalf of DCP Partners. DCP Partners also pays us an annual fee under the Services Agreement for centralized corporate functions performed by us on behalf of DCP Partners, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual fee, there is no limit on the reimbursements DCP Partners makes to us under the Services Agreement for other expenses and expenditures incurred or payments made by us on behalf of DCP Partners. All reimbursements received from DCP Partners are eliminated in consolidation.

On August 5, 2013, we entered into a purchase and sale agreement with DCP Partners, pursuant to which we contributed our interest in DCP LaSalle Plant LLC to DCP Partners, or the LaSalle Transaction, for consideration of $209 million, subject to certain customary purchase price adjustments. The LaSalle Transaction was financed at closing from borrowings under DCP Partners’ $1 billion revolving credit facility, or the DCP Partners’ Credit Agreement.

DCP LaSalle Plant LLC owns the O’Connor plant, a cryogenic natural gas processing plant in Weld County, Colorado, with initial capacity of 110 million cubic feet per day, or MMcf/d. Prior to the start of commercial operations in October 2013, the O’Connor plant was known as the LaSalle plant. As a result of the LaSalle Transaction, we will continue to consolidate the O’Connor plant through our ownership and general partner interest in DCP Partners. As of February 2014, the O'Connor Plant expansion to 160 MMcf/d is mechanically complete.

On August 5, 2013, we also entered into a purchase and sale agreement with DCP Partners, pursuant to which we contributed our interest in DCP Midstream Front Range LLC, or Front Range, to DCP Partners for consideration of $86 million, subject to certain customary purchase price adjustments, or the Front Range transaction. The Front Range transaction was financed at closing from borrowings under DCP Partners’ Credit Agreement.

Front Range owns a 33.33% equity method interest in Front Range Pipeline LLC, a joint venture with affiliates of Enterprise Products Partners L.P., or Enterprise, and Anadarko Petroleum Corporation. The joint venture was formed to construct a new raw NGL mix pipeline that originates in the DJ Basin and extends approximately 435 miles to Skellytown, Texas, or the Front Range pipeline. Enterprise is the operator of the pipeline, which was placed into service in February 2014.

On March 28, 2013, we contributed an additional 46.67% interest in DCP SC Texas GP, or the Eagle Ford system, and an $87 million fixed price commodity derivative hedge for a three-year period to DCP Partners for aggregate consideration of $626 million, subject to customary working capital and other purchase price adjustments. DCP Partners financed $490 million of the consideration with the net proceeds from DCP Partners’ 3.875% 10-year Senior Notes offering; $125 million was financed by the issuance at closing of an aggregate 2,789,739 of DCP Partners’ common units to us; and the remaining $11

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

million was paid with DCP Partners’ cash on hand. DCP Partners also reimbursed us $50 million for 46.67% of the capital spent to date by the Eagle Ford system for the construction of the Goliad plant, plus an incremental payment of $23 million as reimbursement for 46.67% of preformation capital expenditures. As a result of this transaction, DCP Partners owns 80% of the Eagle Ford system, and we will continue to consolidate the Eagle Ford system through our ownership and general partner interest in DCP Partners.

Transactions with other unconsolidated affiliates

We sell a portion of our residue gas and NGLs to, purchase natural gas and other petroleum products from, and provide gathering and transportation services to, unconsolidated affiliates. We anticipate continuing to purchase and sell commodities and provide services to unconsolidated affiliates in the ordinary course of business.

The following table summarizes our transactions with related parties and affiliates:

	Year Ended December 31,
	2013	2012	2011
	(millions)
Phillips 66 (a):
Sales of natural gas and petroleum products to affiliates	$1,665	$1,028	$—
Transportation, storage and processing	$1	$—	$—
Purchases of natural gas and petroleum products from affiliates	$14	$21	$—
Operating and general and administrative expenses (b)	$(11)	$3	$—
ConocoPhillips (a):
Sales of natural gas and petroleum products to affiliates	$—	$800	$2,806
Transportation, storage and processing	$—	$5	$15
Purchases of natural gas and petroleum products from affiliates	$—	$192	$616
Operating and general and administrative expenses (c)	$—	$(1)	$4
Spectra Energy:
Sales of natural gas and petroleum products to affiliates	$—	$—	$1
Purchases of natural gas and petroleum products from affiliates	$74	$181	$343
Operating and general and administrative expenses	$10	$12	$15
Unconsolidated affiliates:
Sales of natural gas and petroleum products to affiliates	$67	$58	$67
Transportation, storage and processing	$10	$16	$17
Purchases of natural gas and petroleum products from affiliates	$200	$116	$139

(a)    On May 1, 2012, ConocoPhillips created two independent publicly traded companies by separating its downstream businesses, including its 50% ownership in us, to a newly formed company, Phillips 66. As a result of this transaction, ConocoPhillips is not considered a related party for periods after May 1, 2012.
(b)    The year ended December 31, 2013 includes a gain on the sale of sections of our existing Seaway pipeline to Phillips 66, which was treated as a reduction to operating expense in the consolidated statements of operations.
(c)    The year ended December 31, 2012 includes hurricane insurance recovery receivables, which were treated as a reduction to operating expense in the consolidated statements of operations.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

We had balances with related parties and affiliates as follows:

	December 31,
	2013	2012
	(millions)
Phillips 66:
Accounts receivable	$236	$152
Accounts payable	$(17)	$(14)
Other assets	$2	$2
Spectra Energy:
Accounts receivable	$1	$—
Accounts payable	$(6)	$(6)
Other assets	$1	$1
Unconsolidated affiliates:
Accounts receivable	$28	$20
Accounts payable	$(36)	$(17)
Other assets	$18	$—

5. Inventories

Inventories were as follows:

	December 31,
	2013	2012
	(millions)
Natural gas	$39	$23
NGLs	57	82
Total inventories	$96	$105

6. Property, Plant and Equipment

Property, plant and equipment by classification were as follows:

	Depreciable	December 31,
	Life	2013	2012
		(millions)
Gathering and transmission systems	20 - 50 years	$7,986	$6,919
Processing, storage and terminal facilities	35 - 60 years	3,908	3,035
Other	3 - 30 years	366	310
Construction work in progress		831	1,494
Property, plant and equipment		13,091	11,758
Accumulated depreciation		(4,671)	(4,427)
Property, plant and equipment, net		$8,420	$7,331

Interest capitalized on construction projects for the years ended December 31, 2013, 2012 and 2011 was $40 million, $79 million and $22 million, respectively.

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $289 million, $265 million and $423 million, respectively.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

We revised the depreciable lives for our gathering and transmission systems, processing, storage and terminal facilities, and other assets, effective April 1, 2012. The key contributing factors to the change in depreciable lives was an increase in the producers’ estimated remaining economically recoverable reserves, resulting from the widespread application of techniques such as hydraulic fracturing and horizontal drilling that improve commodity production in the regions our assets serve. Advances in extraction processes, along with improved technology used to locate commodity reserves, is giving producers greater access to unconventional commodities. The new remaining depreciable lives resulted in an approximate $180 million reduction in depreciation expense for the year ended December 31, 2012.

Asset Retirement Obligations — As of December 31, 2013 and 2012, we had $93 million and $91 million, respectively, of asset retirement obligations, or AROs, in other long-term liabilities in the consolidated balance sheets. For the year ended December 31, 2013, accretion benefit was $1 million. For the years ended December 31, 2012 and 2011, accretion expense was $3 million and less than $1 million, respectively. Accretion expense is recorded within operating and maintenance expense in our consolidated statements of operations.

We identified various assets as having an indeterminate life, for which there is no requirement to establish a fair value for future retirement obligations associated with such assets. These assets include certain pipelines, gathering systems and processing facilities. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life is identified. These assets have an indeterminate life because they are owned and will operate for an indeterminate future period when properly maintained. Additionally, if the portion of an owned plant containing asbestos were to be modified or dismantled, we would be legally required to remove the asbestos. We currently have no plans to take actions that would require the removal of asbestos in these assets. Accordingly, the fair value of the asset retirement obligation related to this asbestos cannot be estimated and no obligation has been recorded.

The following table summarizes changes in the asset retirement obligations included in our balance sheets:

	December 31,
	2013	2012
	(millions)
Balance, beginning of period	$91	$73
Accretion (benefit) expense	(1)	3
Liabilities incurred	3	15
Balance, end of period	$93	$91

7. Goodwill and Intangible Assets

The change in the carrying amount of goodwill is as follows:

	December 31,
	2013	2012
	(millions)
Beginning of period	$723	$723
Dispositions	(1)	—
End of period	$722	$723

We performed our annual goodwill assessment at the reporting unit level. As a result of our assessment, we concluded that the fair value of goodwill substantially exceeded its carrying value and that the entire amount of goodwill disclosed on the consolidated balance sheet is recoverable. We primarily used a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts and related relationships. The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	December 31,
	2013	2012
	(millions)
Gross carrying amount	$524	$524
Accumulated amortization	(213)	(188)
Intangible assets, net	$311	$336

For the years ended December 31, 2013, 2012 and 2011, we recorded amortization expense of $25 million, $26 million and $26 million, respectively. As of December 31, 2013, the remaining amortization periods ranged from less than 1 year to 22 years, with a weighted-average remaining period of approximately 18 years.

Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(millions)
2014	$20
2015	19
2016	19
2017	19
2018	18
Thereafter	216
Total	$311

8. Investments in Unconsolidated Affiliates

We had investments in the following unconsolidated affiliates accounted for using the equity method:

	Percentage	December 31,
	Ownership	2013	2012
		(millions)
DCP Sand Hills Pipeline, LLC	33.33%	$402	$263
Discovery Producer Services, LLC	40.00%	347	222
DCP Southern Hills Pipeline, LLC	33.33%	325	253
Front Range Pipeline LLC	33.33%	134	24
Texas Express Pipeline LLC	10.00%	96	41
Mont Belvieu Enterprise Fractionator	12.50%	25	18
Main Pass Oil Gathering Company	66.67%	23	24
Mont Belvieu I Fractionation Facility	20.00%	16	15
Other unconsolidated affiliates	Various	10	12
Total investments in unconsolidated affiliates		$1,378	$872

There was an excess of the carrying amount of the investment over the underlying equity of DCP Sand Hills Pipeline, LLC, or Sand Hills, of $10 million and $2 million as of December 31, 2013 and 2012, respectively, which is associated with interest capitalized during the construction of the Sand Hills pipeline. The Sand Hills pipeline was placed into service in the second quarter of 2013, and the excess carrying amount is being amortized over the life of the underlying long-lived assets of Sand Hills.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

There was a deficit between the carrying amount of the investment and the underlying equity of Discovery Producer Services, LLC, or Discovery, of $28 million and $30 million as of December 31, 2013 and 2012, respectively, which is associated with, and is being amortized over the life of, the underlying long-lived assets of Discovery.

There was an excess of the carrying amount of the investment over the underlying equity of DCP Southern Hills Pipeline, LLC, or Southern Hills, of $8 million and $2 million as of December 31, 2013 and 2012, respectively, which is associated with interest capitalized during the construction of the Southern Hills pipeline. The Southern Hills pipeline was placed into service in the second quarter of 2013, and the excess carrying amount is being amortized over the life of the underlying long-lived assets of Southern Hills.

During the year ended December 31, 2013, we invested an additional $205 million in our one-third interests in Sand Hills and Southern Hills, combined, to fund continued construction on the pipelines.

DCP Partners owns a 33.33% interest in the Front Range pipeline, through its investment in Front Range Pipeline LLC. The Front Range pipeline is operated by Enterprise, and was placed into service in the first quarter of 2014.

DCP Partners owns a 10% interest in the Texas Express Pipeline, through its investment in Texas Express Pipeline LLC. The Texas Express pipeline is operated by Enterprise, and was placed into service in the fourth quarter of 2013.

There was an excess of the carrying amount of the investment over the underlying equity of Main Pass Oil Gathering Company, or Main Pass, of approximately $7 million at both December 31, 2013 and 2012, which is associated with, and is being amortized over the life of, the underlying long-lived assets of Main Pass.

There was a deficit between the carrying amount of the investment and the underlying equity of Mont Belvieu I Fractionation Facility, or Mont Belvieu I, of approximately $5 million at both December 31, 2013 and 2012, which is associated with, and is being amortized over the life of, the underlying long-lived assets of Mont Belvieu I.

Earnings (loss) from unconsolidated affiliates amounted to the following:

	Year Ended December 31,
	2013	2012	2011
	(millions)
Sand Hills	$5	$—	$—
Discovery	1	13	22
Southern Hills	(2)	—	—
Texas Express	(1)	—	—
Mont Belvieu Enterprise Fractionator	13	12	—
Main Pass	1	—	—
Mont Belvieu I	19	9	6
Other unconsolidated affiliates	(1)	—	(2)
Total earnings from unconsolidated affiliates	$35	$34	$26

The following tables summarize the combined financial information of unconsolidated affiliates:

	Year Ended December 31,
	2013	2012	2011
	(millions)
Income statement:
Operating revenues	$556	$431	$300
Operating expenses	$359	$254	$219
Net income	$194	$175	$79

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

	December 31,
	2013	2012
	(millions)
Balance sheet:
Current assets	$314	$165
Long-term assets	4,776	3,037
Current liabilities	(322)	(194)
Long-term liabilities	(69)	(67)
Net assets	$4,699	$2,941

9. Fair Value Measurement

Determination of Fair Value

Below is a general description of our valuation methodologies for derivative financial assets and liabilities which are measured at fair value. Fair values are generally based upon quoted market prices or prices obtained through external sources, where available. If listed market prices or quotes are not available, we determine fair value based upon a market quote, adjusted by other market-based or independently sourced market data such as historical commodity volatilities, crude oil future yield curves, and/or counterparty specific considerations. These adjustments result in a fair value for each asset or liability under an “exit price” methodology, in line with how we believe a marketplace participant would value that asset or liability. Fair values are adjusted to reflect the credit risk inherent in the transaction as well as the potential impact of liquidating open positions in an orderly manner over a reasonable time period under current conditions. These adjustments may include amounts to reflect counterparty credit quality, the effect of our own creditworthiness, the time value of money and/or the liquidity of the market.

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

•
Entity valuation adjustments are necessary to reflect the effect of our own credit quality on the fair value of our net liability positions with each counterparty. This adjustment takes into account any credit enhancements, such as collateral margin we may have posted with a counterparty, as well as any letters of credit that we have provided. The methodology to determine this adjustment is consistent with how we evaluate counterparty credit risk, taking into account our own credit rating, current credit spreads, as well as any change in such spreads since the last measurement date.

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
Years Ended December 31, 2013, 2012 and 2011

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

Commodity Derivative Assets and Liabilities

We enter into a variety of derivative financial instruments, which may include exchange traded instruments (such as New York Mercantile Exchange, or NYMEX, crude oil or natural gas futures) or over-the-counter, or OTC, instruments (such as natural gas contracts, costless commodity collars, crude oil or NGL swaps). The exchange traded instruments are generally executed on the NYMEX exchange with a highly rated broker dealer serving as the clearinghouse for individual transactions.

Our activities expose us to varying degrees of commodity price risk. To mitigate a portion of this risk, and to manage commodity price risk related primarily to owned natural gas storage and pipeline assets, we engage in natural gas asset based trading and marketing, and we may enter into natural gas and crude oil derivatives to lock in a specific margin when market conditions are favorable. A portion of this may be accomplished through the use of exchange traded derivative contracts. Such instruments are generally classified as Level 1 since the value is equal to the quoted market price of the exchange traded instrument as of our balance sheet date, and no adjustments are required. Depending upon market conditions and our strategy we may enter into exchange traded derivative positions with a significant time horizon to maturity. Although such instruments are exchange traded, market prices may only be readily observable for a portion of the duration of the instrument. In order to calculate the fair value of these instruments, readily observable market information is utilized to the extent it is available; however, in the event that readily observable market data is not available, we may interpolate or extrapolate based upon observable data. In instances where we utilize an interpolated or extrapolated value, and it is considered significant to the valuation of the contract as a whole, we would classify the instrument within Level 3.

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
Years Ended December 31, 2013, 2012 and 2011

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

Interest Rate Derivative Assets and Liabilities

DCP Partners uses interest rate swap agreements as part of its overall capital strategy. These instruments effectively exchange a portion of DCP Partners’ existing floating rate debt for fixed-rate debt. DCP Partners’ swaps are generally priced based upon a London Interbank Offered Rate, or LIBOR, instrument with similar duration, adjusted by the credit spread between DCP Partners and the LIBOR instrument. Given that a portion of the swap value is derived from the credit spread, which may be observed by comparing similar assets in the market, these instruments are classified within Level 2. Default risk on either side of the swap transaction is also considered in the valuation. DCP Partners records counterparty credit and entity valuation adjustments in the valuation of its interest rate swaps; however, these reserves are not considered to be a significant input to the overall valuation.

Benefits

We offer certain eligible executives the opportunity to participate in DCP Midstream LP’s Non-Qualified Executive Deferred Compensation Plan, or the EDC Plan. All amounts contributed to and earned by the EDC Plan’s investments are held in a trust account, which is managed by a third-party service provider. The trust account is invested in short-term money market securities and mutual funds. These investments are recorded at fair value, with any changes in fair value being recorded as a gain or loss in the consolidated statements of operations. Given that the value of the short-term money market securities and mutual funds are publicly traded and for which market prices are readily available, these investments are classified within Level 1. See Note 13, Benefits, for additional discussion of the EDC Plan.

Nonfinancial Assets and Liabilities

We utilize fair value to perform impairment tests as required on our property, plant and equipment; goodwill; and intangible assets. Assets and liabilities acquired in third party business combinations are recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified within Level 3, in the event that we were required to measure and record such assets at fair value within our consolidated financial statements. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified within Level 3.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

The following table presents the financial instruments carried at fair value, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(millions)
Current assets (a):
Commodity derivatives	$9	$29	$21	$59	$18	$23	$16	$57
Short-term investments (b)	$28	$—	$—	$28	$2	$—	$—	$2
Long-term assets:
Commodity derivatives (c)	$—	$8	$2	$10	$2	$5	$3	$10
Mutual funds (d)	$4	$—	$—	$4	$—	$—	$—	$—
Current liabilities (e):
Commodity derivatives	$(9)	$(43)	$(10)	$(62)	$(13)	$(34)	$(14)	$(61)
Interest rate derivatives	$—	$(2)	$—	$(2)	$—	$(4)	$—	$(4)
Long-term liabilities (f):
Commodity derivatives	$—	$(1)	$(1)	$(2)	$(3)	$(6)	$—	$(9)
Interest rate derivatives	$—	$—	$—	$—	$—	$(2)	$—	$(2)

(a)    Included in current unrealized gains on derivative instruments in our consolidated balance sheets.
(b)    Includes short-term money market securities included in cash and cash equivalents in our consolidated balance sheets.
(c)    Included in long-term unrealized gains on derivative instruments in our consolidated balance sheets.
(d)    Includes mutual funds included in other long-term assets in our consolidated balance sheets.
(e)    Included in current unrealized losses on derivative instruments in our consolidated balance sheets.
(f)     Included in long-term unrealized losses on derivative instruments in our consolidated balance sheets.

Changes in Levels 1 and 2 Fair Value Measurements

The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. Amounts transferred in and out of Level 1 and Level 2 are reflected at fair value as of the end of the period. During the years ended December 31, 2013 and 2012, there were no transfers from Level 1 to Level 2 of the fair value hierarchy. During the years ended December 31, 2013 and 2012, we had the following transfers from Level 2 to Level 1 of the fair value hierarchy:

	Year Ended December 31,
	2013	2012
	(millions)
Current assets (a)	$—	$—
Long-term assets (a)	$—	$1
Current liabilities (a)	$—	$—
Long-term liabilities (a)	$—	$—

(a) These financial instruments have moved into a lower level due to the passage of time.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Year Ended December 31, 2013 (a):
Beginning balance	$16	$3	$(14)	$—
Net realized and unrealized gains (losses) included in earnings (b)	20	(1)	(5)	(1)
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	—	—	1	—
Settlements	(15)	—	8	—
Ending balance	$21	$2	$(10)	$(1)
Net unrealized gains (losses) still held included in earnings (b)	$21	$—	$(10)	$(1)
Year Ended December 31, 2012 (a):
Beginning balance	$23	$5	$(8)	$(1)
Net realized and unrealized gains (losses) included in earnings (b)	3	(2)	(10)	1
Transfers into Level 3 (c)	—	—	—	—
Transfers out of Level 3 (c)	(1)	—	—	—
Settlements	(9)	—	4	—
Ending balance	$16	$3	$(14)	$—
Net unrealized gains (losses) still held included in earnings (b)	$17	$(2)	$(14)	$—

(a)    There were no purchases, issuances or sales of derivatives for the years ended December 31, 2013 and 2012.
(b)    Represents the amount of total gains or losses for the year, included in trading and marketing gains, net, attributable to changes in unrealized gains or losses relating to assets and liabilities classified as Level 3.
(c)    Amounts transferred in and amounts transferred out are reflected at fair value as of the end of the period.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

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

Product Group	Fair Value (millions)	Forward Curve Range
Assets:
NGLs	$23	$0.21 – $2.11	Per gallon
Natural Gas	—	$ —	Per MMBtu (a)
Total assets	$23

Liabilities:
NGLs	$(11)	$0.21 – $2.15	Per gallon
Natural gas	—	$ —	Per MMBtu (a)
Total liabilities	$(11)

(a) MMBtu represents one million British thermal units.

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

The fair value of our interest rate swaps and commodity non-trading derivatives is based on prices supported by quoted market prices and other external sources and prices based on models and other valuation methods. The “prices supported by quoted market prices and other external sources” category includes our interest rate swaps, our NGL and crude oil swaps, and our NYMEX positions in natural gas. In addition, this category includes our forward positions in natural gas for which our forward price curves are obtained from a third-party pricing service and then validated through an internal process which includes the use of independent broker quotes. This category also includes our forward positions in NGLs at points for which over-the-counter, or OTC, broker quotes for similar assets or liabilities are available for the full term of the instrument. This category also includes “strip” transactions whose pricing inputs are directly or indirectly observable from external sources and then modeled to daily or monthly prices as appropriate. The “prices based on models and other valuation methods” category includes the value of transactions for which inputs to the fair value of the instrument are unobservable in the marketplace and are considered significant to the overall fair value of the instrument. The fair value of these instruments may be based upon an internally developed price curve, which was constructed as a result of the long dated nature of the transaction or the illiquidity of the specific market point.

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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

The fair value of accounts receivable, accounts payable and short-term borrowings are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Derivative instruments are carried at fair value. As of December 31, 2013, the carrying and fair value of our long-term debt, including current maturities of long-term debt, was $4,962 million and $5,169 million, respectively. As of December 31, 2012, the carrying and fair value of our long-term debt, including current maturities of long-term debt, was $4,693 million and $5,236 million, respectively. We determine the fair value of our variable rate debt based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We determine the fair value of our fixed-rate debt based on quotes obtained from bond dealers. We classify the fair value of our outstanding debt balances within Level 2 of the fair value hierarchy.

10. Financing

	December 31,
	2013	2012
	(millions)

Commercial paper:
DCP Midstream short-term borrowings, weighted-average interest rate of 0.91% and 0.52%, respectively	$965	$958
DCP Partners short-term borrowings, weighted-average interest rate of 1.14%	335	—
DCP Midstream’s debt securities:
Senior notes:
Issued November 2008, interest at 9.700% payable semiannually, due December 2013	—	250
Issued October 2005, interest at 5.375% payable semiannually, due October 2015	200	200
Issued February 2009, interest at 9.750% payable semiannually, due March 2019	450	450
Issued March 2010, interest at 5.350% payable semiannually, due March 2020	600	600
Issued September 2011, interest at 4.750% payable semiannually, due September 2021	500	500
Issued August 2000, interest at 8.125% payable semiannually, due August 2030 (a)	300	300
Issued October 2006, interest at 6.450% payable semiannually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semiannually, due September 2037	450	450
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semiannually, due May 2043	550	—
DCP Partners’ debt securities:
Issued September 2010, interest at 3.25% payable semiannually, due October 2015	250	250
Issued November 2012, interest at 2.50% payable semiannually, due December 2017	500	500
Issued March 2012, interest at 4.95% payable semiannually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semiannually, due March 2023	500	—
DCP Partners’ revolving credit facility:
Revolving credit facility, weighted-average variable interest rate of 1.47%, as of December 31, 2012, due November 2016 (b)	—	525
Fair value adjustments related to interest rate swap fair value hedges (a)	30	32
Unamortized discount	(18)	(14)
Total debt	6,262	5,651
Current maturities of long-term debt	—	(250)
DCP Midstream short-term borrowings	(965)	(958)
DCP Partners short term borrowings	(335)	—
Total long-term debt	$4,962	$4,443

(a)    In December 2008, the swaps associated with this debt were terminated. The remaining long-term fair value of approximately $30 million related to the swaps is being amortized as a reduction to interest expense through the maturity date of the debt.
(b)    $150 million was swapped to a fixed interest rate obligation with fixed interest rates ranging from 2.94% to 2.99%, for a net effective interest rate of 2.25% on the $525 million of outstanding debt under DCP Partners’ revolving credit facility as of December 31, 2012.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

Approximate future maturities of long-term debt in the year indicated are as follows at December 31, 2013:

Debt Maturities
(millions)
2014	$—
2015	450
2016	—
2017	500
2018	—
Thereafter	4,000
4,950
Fair value adjustments related to interest rate swap fair value hedges	30
Unamortized discount	(18)
Long-term debt	$4,962

DCP Midstream’s Debt Securities — In May 2013, we issued $550 million principal amount of 5.85% Fixed-to-Floating Rate Junior Subordinated Notes, due May 21, 2043, or the 5.85% Junior Subordinated Notes, for proceeds of approximately $544 million, net of unamortized offering costs and expenses of $6 million. The net proceeds were used to repay short-term borrowings. The 5.85% Junior Subordinated Notes are unsecured and rank subordinate and junior in right of payment to all of our existing and future senior debt. The 5.85% Junior Subordinated Notes are not guaranteed by any of our subsidiaries and are therefore, structurally subordinated to all debt and other liabilities of our subsidiaries. We pay interest semiannually on May 21 and November 21 of each year, beginning on November 21, 2013 and ending on May 21, 2023. Thereafter, the notes will bear interest at an annual rate equal to the sum of the Three-Month LIBOR Rate for the related interest period plus a spread of 385 basis points, payable quarterly in arrears on February 21, May 21, August 21 and November 21 of each year, beginning on August 21, 2023. We may defer the payment of all or part of the interest on the notes for one or more periods up to five consecutive years. Deferral of interest payments preclude payment of other distributions and cannot extend beyond the maturity date of the 5.85% Junior Subordinated Notes. Additionally, the 5.85% Junior Subordinated Notes include an optional redemption whereby the Company may elect to redeem the notes, in whole or in part from time-to-time, at the redemption price equal to 100% of their principal amount plus accrued and unpaid interest if redeemed on or after May 21, 2023 or in whole or in part at any time prior to May 21, 2023 at a make-whole redemption price plus accrued and unpaid interest.

In September 2011, we issued $500 million principal amount of 4.75% Senior Notes due September 30, 2021, or the 4.75% Notes, for proceeds of approximately $496 million, net of unamortized discounts and related offering costs. We pay interest semiannually on March 30 and September 30 of each year, and our first payment occurred on March 30, 2012. The net proceeds from this offering were used to repay short-term borrowings and for general corporate purposes.

The DCP Midstream senior debt securities mature and become payable on the respective due dates, and are not subject to any sinking fund provisions. The DCP Midstream senior debt securities are senior unsecured obligations, and are redeemable at a premium at our option. The underwriters’ fees and related expenses are deferred in other long-term assets in the consolidated balance sheets and will be amortized over the term of the notes.

DCP Midstream’s Credit Facilities with Financial Institutions — In March 2012, we entered into a $2 billion revolving credit facility, or the $2 Billion Facility, which matures in March 2017 and terminated our existing $1,250 million revolving credit facility which would have matured in March 2015 and our existing $450 million revolving credit facility which would have matured in April 2012. The $2 Billion Facility allows for up to two one-year extensions of the March 2017 maturity date, subject to lender consent. There were no borrowings outstanding under the $2 Billion Facility as of December 31, 2013.

The $2 Billion Facility may be used to support our commercial paper program, our capital expansion program, working capital requirements and other general corporate purposes as well as for letters of credit, up to a maximum of $200 million of outstanding letters of credit. As of December 31, 2013 and 2012, we had $965 million and $958 million of commercial paper outstanding, backed by the $2 Billion Facility, which are included in short-term borrowings in our consolidated balance sheets. As of December 31, 2013 and 2012, we had $8 million and $6 million in letters of credit outstanding, respectively. As of December 31, 2013, the available capacity under the $2 Billion Facility was $1,027 million, of which approximately $955

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

million was available for general working capital purposes. Our borrowing capacity may be limited by the $2 Billion Facility’s financial covenant requirements.

We may prepay all loans at any time without penalty, subject to the reimbursements of lender breakage costs in the case of prepayment of LIBOR borrowings. The $2 Billion Facility bears interest at either: (1) LIBOR, plus an applicable margin of 1.175% based on our current credit rating; or (2) (a) the base rate which shall be the higher of Wells Fargo Bank N.A.’s prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1% plus (b) an applicable margin of 0.175% based on our current credit rating. The $2 Billion Facility incurs an annual facility fee of 0.20% based on our current credit rating. This fee is paid on drawn and undrawn portions of the $2 Billion Facility.

The $2 Billion Facility requires us to maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated EBITDA as defined) of not more than 5.0 to 1.0, and following the consummation of qualifying acquisitions (as defined), not more than 5.5 to 1.0, on a temporary basis for three consecutive quarters, including the quarter in which such acquisition is consummated. Commencing with the year ending December 31, 2012 and continuing through the year ending December 31, 2013, the definition of consolidated EBITDA under the $2 Billion Facility has been amended to allow for additional adjustments related to certain projects.

In March 2012, we entered into a $1 billion delayed draw term loan agreement, or the Term Loan. We terminated our Term Loan on July 5, 2013 and expensed approximately $1 million of deferred financing costs relating to the early termination of this agreement, which would have been amortized through the maturity date of September 2014.

DCP Partners’ Debt Securities — In March 2013, DCP Partners issued $500 million of 3.875% 10-year Senior Notes, due March 15, 2023. DCP Partners received proceeds of $490 million, net of underwriters’ fees, related expenses and unamortized discounts of $10 million, which were used to fund a portion of the acquisition of an additional 46.67% interest in the Eagle Ford system. Interest on the notes is paid semiannually on March 15 and September 15 of each year, commencing on September 15, 2013. The notes will mature on March 15, 2023, unless redeemed prior to maturity.

In November 2012, DCP Partners issued $500 million of 2.50% 5-year Senior Notes, or the DCP Partners 2.50% Notes, due December 1, 2017. DCP Partners received proceeds of $494 million, net of underwriters’ fees, related expenses and unamortized discounts. Interest on the notes is paid semiannually on June 1 and December 1 of each year, commencing June 1, 2013.

In March 2012, DCP Partners issued $350 million of 4.95% 10-year Senior Notes, or the DCP Partners 4.95% Notes, due April 1, 2022. DCP Partners received proceeds of $346 million, net of underwriters’ fees, related expenses and unamortized discounts, which were used to fund the cash portion of DCP Partners’ acquisition of our 66.67% remaining interest in Southeast Texas and to repay funds borrowed under DCP Partners’ Credit Agreement and the DCP Partners term loan. Interest on the notes is paid semiannually on April 1 and October 1 of each year, and DCP Partners’ first payment occurred on October 1, 2012.

DCP Partners’ debt securities are senior unsecured obligations, ranking equally in right of payment with other unsecured indebtedness, including indebtedness under the DCP Partners’ Credit Agreement. DCP Partners is not required to make mandatory redemption or sinking fund payments with respect to any of these notes, and they are redeemable at a premium at DCP Partners’ option. The underwriters’ fees and related expenses are deferred in other long-term assets in our consolidated balance sheets and will be amortized over the term of the notes.

DCP Partners’ Commercial Paper Program — In October 2013, DCP Partners entered into a commercial paper program, or the DCP Partners’ Commercial Paper Program, under which DCP Partners may issue unsecured commercial paper notes, or the Notes. The DCP Partners’ Commercial Paper Program serves as an alternative source of funding and does not increase DCP Partners’ current overall borrowing capacity. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed from time to time with the maximum aggregate principal amount of Notes outstanding, combined with the amount outstanding under DCP Partners’ Credit Agreement, not to exceed $1 billion in the aggregate. Amounts undrawn under DCP Partners’ revolving credit facility are available to repay the Notes, if necessary. The maturities of the Notes will vary, but will not exceed 397 days from the date of issue. The Notes are sold under customary terms in the commercial market and may be issued at a discount from par, or, alternatively, may be sold at par and bear varying interest rates on a fixed or floating basis. The proceeds from the issuance of the Notes are expected to be used for capital expenditures and other general partnership

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

purposes. As of December 31, 2013, DCP Partners had $335 million of commercial paper outstanding which are included in short-term borrowings in the consolidated balance sheets.

DCP Partners’ Credit Facilities with Financial Institutions — The DCP Partners’ Credit Agreement consists of a $1 billion revolving credit facility, that matures November 10, 2016. At December 31, 2013 and 2012, DCP Partners had $1 million of letters of credit issued under the DCP Partners’ Credit Agreement. As of December 31, 2013, the unused capacity under the revolving credit facility was $664 million, net of outstanding borrowings under DCP Partners’ Commercial Paper Program and letters of credit, which was available for general working capital purposes. DCP Partners’ borrowing capacity may be limited by DCP Partners’ Credit Agreement’s financial covenant requirements. Except in the case of default, amounts borrowed under the DCP Partners’ Credit Agreement will not become due prior to the November 10, 2016 maturity date.

DCP Partners may prepay all loans at any time without penalty, subject to the reimbursements of lender breakage costs in the case of prepayment of LIBOR borrowings. The DCP Partners’ Credit Agreement bears interest at either: (1) LIBOR, plus an applicable margin of 1.25% based on DCP Partners’ current credit rating; or (2) (a) the base rate which shall be the higher of Wells Fargo Bank N.A.’s prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1% plus (b) an applicable margin of 0.25% based on DCP Partners’ current credit rating. The revolving credit facility incurs an annual facility fee of 0.25% based on DCP Partners’ current credit rating. This fee is paid on drawn and undrawn portions of the revolving credit facility.
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

Other Financing — During the year ended December 31, 2013, DCP Partners issued 1,408,547 of its common units pursuant to the equity distribution agreement entered into in August 2011, or the 2011 equity distribution agreement. DCP Partners received proceeds of $67 million, net of commissions and offering costs of $2 million, which were used to finance growth opportunities and for general partnership purposes. During the year ended December 31, 2012, DCP Partners issued 1,147,654 of its common units under the 2011 equity distribution agreement, and received proceeds of $47 million, net of commissions and offering costs. During the year ended December 31, 2011, DCP Partners issued 761,285 of its common units under the 2011 equity distribution agreement, and received proceeds of $30 million, net of commissions and offering costs. The 2011 equity distribution agreement provided for the offer and sale of common units having an aggregate offering amount of up to $150 million. As of December 31, 2013, no common units remain available for sale pursuant to this equity distribution agreement and DCP Partners has deregistered the corresponding registration statement.

In November 2013, DCP Partners entered into an equity distribution agreement, or the 2013 equity distribution agreement, with a group of financial institutions as sales agents. The agreement provides for the offer and sale from time to time, through DCP Partners’ sales agents, of common units having an aggregate offering amount of up to $300 million. During the year ended December 31, 2013, DCP Partners issued 1,839,430 of its common units pursuant to the 2013 equity distribution agreement and received proceeds of $87 million, net of accrued commissions and offering costs of $1 million, which were used to finance growth opportunities and for general partnership purposes. As of December 31, 2013, approximately $212 million aggregate offering price of DCP Partners’ common units remain available for sale pursuant to the 2013 equity distribution agreement.

In August 2013, DCP Partners issued 9,000,000 of its common units at $50.04 per unit. DCP Partners received proceeds of $434 million, net of offering costs.

In March 2013, DCP Partners issued 12,650,000 of its common units at $40.63 per unit. DCP Partners received proceeds of $494 million, net of offering costs.

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
Years Ended December 31, 2013, 2012 and 2011

In March 2011, DCP Partners issued 3,596,636 common units at $40.55 per unit. DCP Partners received proceeds of $140 million, net of offering costs.

11. Risk Management and Hedging Activities, Credit Risk and Financial Instruments

Our day-to-day operations expose us to a variety of risks including but not limited to changes in the prices of commodities that we buy or sell, changes in interest rates, and the creditworthiness of each of our counterparties. We manage certain of these exposures with either physical or financial transactions. We have established a comprehensive risk management policy, or Risk Management Policy, and a risk management committee, or the Risk Management Committee, to monitor and manage market risks associated with commodity prices and counterparty credit. Our Risk Management Committee is composed of senior executives who receive regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities. The Risk Management Committee is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits. The following describes each of the risks that we manage.

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

Natural Gas Asset Based Trading and Marketing

Our natural gas storage and pipeline assets are exposed to certain risks including changes in commodity prices. We manage commodity price risk related to our natural gas storage and pipeline assets through our commodity derivative program. The commercial activities related to our natural gas storage and pipeline assets primarily consist of the purchase and sale of gas and associated time spreads and basis spreads.

A time spread transaction is executed by establishing a long gas position at one point in time and establishing an equal short gas position at a different point in time. Time spread transactions allow us to lock in a margin supported by the injection, withdrawal, and storage capacity of our natural gas storage assets. We may execute basis spread transactions to mitigate the risk of sale and purchase price differentials across our system. A basis spread transaction allows us to lock in a margin on our physical purchases and sales of gas, including injections and withdrawals from storage. We typically use swaps to execute these transactions, which are not designated as hedging instruments and are recorded at fair value with changes in fair value recorded in the current period consolidated statements of operations. While gas held in our storage locations is recorded at the lower of average cost or market, the derivative instruments that are used to manage our storage facilities are recorded at fair value and any changes in fair value are currently recorded in our consolidated statements of operations. Even though we may have economically hedged our exposure and locked in a future margin, the use of lower-of-cost-or-market accounting for our physical inventory and the use of mark-to-market accounting for our derivative instruments may subject our earnings to market volatility.

DCP Partners Commodity Cash Flow Hedges

In order for our storage facility to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our consolidated balance sheets as a component of property, plant and equipment, net. During 2011, Southeast Texas Holdings, GP, or Southeast Texas, a subsidiary of DCP Partners, commenced an expansion project to build an additional storage cavern. To mitigate risk associated with the forecasted purchase of natural gas, DCP Partners executed a series of derivative financial instruments, which were designated as cash flow hedges. During the second half of 2013, Southeast Texas purchased base gas to bring the storage cavern into operation. The balance in AOCI of these cash flow hedges was in a loss position of $3 million as of December 31, 2013. While the cash paid upon settlement of these hedges economically fixed the cash required to purchase base gas, the deferred loss will remain in AOCI until the cavern is emptied and the base gas is sold.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

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

Commodity Cash Flow Protection Activities at DCP Partners

DCP Partners is exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of its gathering, processing and sales activities. For gathering and processing services and sales, DCP Partners may receive cash or commodities as payment for these services or sales, depending on the contract type. DCP Partners enters into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with its gathering, processing and sales activities, thereby stabilizing its cash flows. DCP Partners has mitigated a significant portion of its expected commodity cash flow risk associated with its gathering, processing and sales activities through 2016 with commodity derivative instruments. DCP Partners’ commodity derivative instruments used for its hedging program are a combination of direct NGL product, crude oil and natural gas hedges. Due to the limited depth and tenor of the NGL derivatives market, DCP Partners has used crude oil swaps and costless commodity collars to mitigate a portion of its commodity price risk exposure for NGLs. Historically, prices of NGLs have generally been related to the price of crude oil; however, there are periods of time when NGL pricing may be at a greater discount to crude oil pricing, resulting in additional exposure to NGL commodity prices. The relationship of NGLs to crude oil continues to be lower than historical relationships; however, a significant amount of DCP Partners’ NGL hedges from 2014 through 2016 are direct product hedges with us. When its crude oil swaps become short-term in nature, DCP Partners has periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps. These transactions are primarily accomplished through the use of forward contracts that effectively exchange DCP Partners’ floating price risk for a fixed price. DCP Partners has also utilized crude oil costless commodity collars that minimize its floating price risk by establishing a fixed price floor and a fixed price ceiling. However, the type of instrument that DCP Partners uses to mitigate a portion of its risk may vary depending on DCP Partners’ risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected in the current period within our consolidated statements of operations as trading and marketing gains, net.

Interest Rate Risk

We enter into debt arrangements that have either fixed or floating rates, therefore we are exposed to market risks related to changes in interest rates. We periodically use interest rate swaps to convert variable interest rates to fixed rates on our existing debt. Our primary goals include: (1) maintaining an appropriate ratio of fixed-rate debt to floating-rate debt; (2) reducing volatility of earnings resulting from interest rate fluctuations; and (3) locking in attractive interest rates.

At December 31, 2013, DCP Partners had interest rate swap agreements extending through June 2014 with notional values totaling $150 million, which are accounted for under the mark-to-market method of accounting and reprice prospectively approximately every 30 days. Under the terms of the interest rate swap agreements, DCP Partners pays fixed-rates ranging from 2.94% to 2.99%, and receives interest payments based on the one-month LIBOR. Prior to August 2013, DCP Partners’ interest rate swaps were designated as cash flow hedges whereby the effective portions of changes in fair value were recognized in AOCI in the consolidated balance sheets. The deferred loss of $3 million in AOCI, at the time of de-designation, will be reclassified into earnings as the hedged transactions impact earnings.

In March 2012, DCP Partners settled $195 million of its forward-starting interest rate swap agreements for $7 million. The remaining net deferred losses in AOCI of $5 million, at the settlement date, will be amortized into interest expense, net associated with DCP Partners’ long-term debt through 2022.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

We previously had interest rate cash flow hedges and fair value hedges in place that were terminated in 2000 and 2008, respectively. As a result, the remaining net loss deferred in AOCI relative to these cash flow hedges and the remaining net loss included in long-term debt relative to these fair value hedges will be reclassified to interest expense, net through the remaining term of the debt through 2030, as the underlying transactions impact earnings.

Credit Risk

Our principal customers range from large, natural gas marketers to industrial end-users for our natural gas products and services, as well as large multi-national petrochemical and refining companies, to small regional propane distributors for our NGL products and services. Substantially all of our natural gas and NGL sales are made at market-based prices. Approximately 40% of our NGL production is committed to Phillips 66 and CPChem, both related parties, under an existing 15-year contract, the primary production commitment of which expires in December 2014. This concentration of credit risk may affect our overall credit risk, in that these customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of these limits on an ongoing basis. We may use various master agreements that include language giving us the right to request collateral to mitigate credit exposure. The collateral language provides for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with our credit policy. The collateral language also provides that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions. In addition, our master agreements and our standard gas and NGL sales contracts contain adequate assurance provisions, which allow us to suspend deliveries and cancel agreements, or continue deliveries to the buyer after the buyer provides security for payment in a satisfactory form.

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

Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or interest rate swap instruments are in either a net asset or net liability position. Our commodity derivative contracts that are not governed by ISDA contracts do not have any credit-risk related contingent features. As of December 31, 2013, we had $8 million of individual commodity derivative contracts that contain credit-risk related contingent features that were in a net liability position, and have not posted any cash collateral relative to such positions. If a credit-risk related event were to occur and we were required to net settle our position with an individual counterparty, our ISDA contracts permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of December 31, 2013, if a credit-risk related event were to occur, we may be required to post additional collateral. Although our commodity derivative contracts that contain credit-risk related contingent features were in a net liability position as of December 31, 2013, if a credit-risk related event were to occur, the net liability position would be partially offset by contracts in a net asset position reducing our net liability to $6 million.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

As of December 31, 2013, DCP Partners had $150 million of interest rate swap instruments that were in a net liability position of $2 million and were subject to credit-risk related contingent features. If DCP Partners were to have an event of default relative to any covenants of the DCP Partners’ Credit Agreement, that occurs and is continuing, the counterparties to DCP Partners’ swap instruments have the right to request that DCP Partners net settle the instrument in the form of cash.

Collateral

As of December 31, 2013, we held letters of credit of $66 million from counterparties to secure their future performance under financial or physical contracts. We had cash deposits with counterparties of $15 million included in other current assets as of December 31, 2013, to secure our obligations to provide future services or to perform under financial contracts. As of December 31, 2013, DCP Partners had no cash collateral posted with counterparties to its commodity derivative instruments. Previously, we had issued and outstanding parental guarantees totaling $25 million in favor of certain counterparties to DCP Partners’ commodity derivative instruments to mitigate a portion of DCP Partners’ collateral requirements with those counterparties. These parental guarantees reduced the amount of cash DCP Partners may be required to post as collateral. In August 2013, we terminated these guarantees with DCP Partners. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, trading and hedging contracts. In many cases, we and our counterparties publicly disclose credit ratings, which may impact the amounts of collateral requirements.

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

Offsetting

Certain of our derivative instruments are subject to a master netting or similar arrangement, whereby we may elect to settle multiple positions with an individual counterparty through a single net payment. Each of our individual derivative instruments are presented on a gross basis on the consolidated balance sheets, regardless of our ability to net settle our positions. Instruments that are governed by agreements that include net settle provisions allow final settlement, when presented with a termination event, of outstanding amounts by extinguishing the mutual debts owed between the parties in exchange for a net amount due. We have trade receivables and payables associated with derivative instruments, subject to master netting or similar agreements, which are not included in the table below. The following summarizes the gross and net amounts of our derivative instruments:

	December 31, 2013			December 31, 2012
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet – Financial Instruments (a)	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet – Financial Instruments (a)	Net Amount
	(millions)
Assets:
Commodity derivative instruments	$69	$(2)	$67	$67	$(3)	$64
Liabilities:
Commodity derivative instruments	$(64)	$2	$(62)	$(70)	$3	$(67)
Interest rate derivative instruments	$(2)	$—	$(2)	$(6)	$—	$(6)

(a) There is no cash collateral pledged or received against these positions.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

Summarized Derivative Information

The fair value of our derivative instruments that are designated as hedging instruments and those that are marked-to-market each period, and the location of each within our consolidated balance sheets, by major category, is summarized as follows:

Balance Sheet Line Item	December 31,		Balance Sheet Line Item	December 31,
	2013	2012		2013	2012
	(millions)			(millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:
Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$—	$(4)
Unrealized gains on derivative instruments — long-term	—	—	Unrealized losses on derivative instruments — long-term	—	(2)
	$—	$—		$—	$(6)
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$—	$(3)
	$—	$—		$—	$(3)
Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments — current	$—	$—	Unrealized losses on derivative instruments — current	$(2)	$—
	$—	$—		$(2)	$—
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments — current	$59	$57	Unrealized losses on derivative instruments — current	$(62)	$(58)
Unrealized gains on derivative instruments — long-term	10	10	Unrealized losses on derivative instruments — long-term	(2)	(9)
	$69	$67		$(64)	$(67)

The following table summarizes the balance and activity within AOCI relative to our interest rate and commodity derivatives, net of noncontrolling interest, for the year ended December 31, 2013:

	Interest Rate Derivatives		Commodity Derivatives		Total
	(millions)
Net deferred losses in AOCI, beginning balance	$(4)		$(5)		$(9)
Gains recognized in AOCI on derivatives — effective portion	—		—		—
Losses reclassified from AOCI — effective portion	1	(a)	2	(b)	3
Net deferred losses in AOCI, ending balance	$(3)		$(3)		$(6)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$(1)		$ —		$(1)

(a) Included in interest expense, net in our consolidated statements of operations.
(b) Included in noncontrolling interest in our consolidated balance sheets, as a result of changes in our ownership interest in DCP Partners.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

For the year ended December 31, 2013, no derivative gains or losses were recognized in trading and marketing gains, net and interest expense, net in our consolidated statements of operations attributable to the ineffective portion of our derivative instruments, as a result of exclusion from effectiveness testing or as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.

The following table summarizes the impact on our consolidated balance sheets and consolidated statements of operations of our derivative instruments, net of noncontrolling interest, that are accounted for using the cash flow hedge method of accounting for the year ended December 31, 2012:

	Losses Recognized in AOCI on Derivatives — Effective Portion	Losses Reclassified from AOCI to Earnings — Effective Portion		Losses Recognized in Income on Derivatives — Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
	Year Ended December 31, 2012
	(millions)
Commodity derivative instruments	$(1)	$(1)		$—
Interest rate derivative instruments	$—	$(3)	(b)	$—

(a) For the year ended December 31, 2012, no derivative gains or losses were reclassified from AOCI to current period earnings as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring or as a result of exclusion from effectiveness testing.
(b) Included in interest expense, net in our consolidated statements of operations.

Change in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the consolidated statements of operations. The following summarizes these amounts and the location within the consolidated statements of operations that such amounts are reflected.

	Year Ended December 31,
Commodity Derivatives: Statement of Operations Line Item	2013	2012	2011
	(millions)
Realized gains	$31	$86	$28
Unrealized gains	5	—	50
Trading and marketing gains, net	$36	$86	$78

We do not have any derivative financial instruments that qualify as a hedge of a net investment.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

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

	December 31, 2013
	Crude Oil		Natural Gas		Natural Gas Liquids			Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls) (a)	Number of Contracts	Net (Short) Long Position (MMBtu)	Number of Contracts	Net (Short) Long Position (Bbls)	Number of Contracts		Net Long Position (MMBtu)	Number of Contracts
2014	(1,323,250)	448	(19,102,550)	273	(19,991,853)	445	(b)	25,065,000	105
2015	(465,000)	51	2,737,500	28	703,344	12		1,875,000	4
2016	(498,000)	14	—	—	—	—		—	—

(a)	Bbls represents barrels.

(b)	Includes 49 physical index based derivative contracts totaling (20,580,664) Bbls.

	December 31, 2012
	Crude Oil		Natural Gas		Natural Gas Liquids			Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls) (a)	Number of Contracts	Net Short Position (MMBtu)	Number of Contracts	Net Short Position (Bbls)	Number of Contracts		Net Short Position (MMBtu)	Number of Contracts
2013	(1,139,514)	478	(18,670,425)	239	(12,966,380)	410	(b)	(1,615,000)	132
2014	(825,500)	119	(365,000)	3	(8,910,000)	4	(c)	(1,350,000)	4
2015	(293,000)	13	—	—	—	—		—	—
2016	(183,000)	1	—	—	—	—		—	—

(a)	Bbls represents barrels.

(b)	Includes 34 physical index based derivative contracts totaling (13,612,800) Bbls.

(c)	Includes 2 physical index based derivative contracts totaling (9,000,000) Bbls.

As of December 31, 2013, DCP Partners had interest rate swaps outstanding with individual notional values of $70 million and $80 million, which, in aggregate, exchange $150 million of DCP Partners’ floating rate obligation to a fixed rate obligation through June 2014.

12. Equity-Based Compensation

We recorded equity-based compensation expense as follows, the components of which are further described below:

	Year Ended December 31,
	2013	2012	2011
	(millions)
DCP Midstream, LLC Long-Term Incentive Plan	$18	$14	$25
DCP Partners’ Long-Term Incentive Plan (DCP Partners’ LTIP)	2	2	6
Total	$20	$16	$31

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

	Vesting Period (years)	Unrecognized Compensation Expense at December 31, 2013 (millions)	Estimated Forfeiture Rate	Weighted-Average Remaining Vesting (years)
DCP Midstream LTIP:
Strategic Performance Units (SPUs)	3	$7	0% - 15%	2
Phantom Units	1 – 3	$5	0% - 19%	2
DCP Partners’ LTIP:
Performance Phantom Units	3	$—	0% - 10%	2
Restricted Phantom Units	1 – 3	$—	0% - 10%	2

DCP Midstream LTIP — Under the DCP Midstream LTIP, or LTIP, awards may be granted to our key employees. The DCP Midstream LTIP provides for the grant of Strategic Performance Units, or SPUs, and Phantom Units. The SPUs and Phantom Units consist of a notional unit based on the value of common shares or units of Phillips 66, Spectra Energy and DCP Partners. Each award provides for the grant of dividend or distribution equivalent rights, or DERs. The LTIP is administered by the compensation committee of our board of directors. All awards are subject to cliff vesting.

Strategic Performance Units — The number of SPUs that will ultimately vest range in value up to 200% of the outstanding SPUs, depending on the achievement of specified performance targets over a three year period. The final performance payout is determined by the compensation committee of our board of directors. The DERs are paid in cash at the end of the performance period. The following tables presents information related to SPUs:

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2011	340,870	$21.66
Granted	122,020	$38.59
Forfeited	(5,786)	$27.15
Vested (a)	(201,129)	$18.51
Outstanding at December 31, 2011	255,975	$34.10
Granted (b)	173,129	$36.98
Forfeited	(20,067)	$35.34
Vested (c)	(141,650)	$30.35
Outstanding at December 31, 2012	267,387	$37.86
Granted	123,682	$41.01
Forfeited	(43,658)	$38.71
Vested (d)	(116,511)	$38.02
Outstanding at December 31, 2013	230,900	$39.30	$51.94
Expected to vest	217,239	$39.27	$51.99

(a) The 2009 grants vested at 155%.
(b) Includes the impact of conversion of the underlying securities, in connection with Phillips 66’s separation from ConocoPhillips, granted under the 2010, 2011 and 2012 LTIP.
(c) The 2010 grants vested at 130%.
(d) The 2011 grants vested at 142%.

The estimate of SPUs that are expected to vest is based on highly subjective assumptions that could change over time, including the expected forfeiture rate and achievement of performance targets. Therefore the amounts of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized in our consolidated statements of operations.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

The following table presents the fair value of units vested and the unit-based liabilities paid for unit-based awards related to the strategic performance units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(millions)
Vested or paid in cash in 2011	201,129	$15	$3
Vested or paid in cash in 2012	141,650	$8	$14
Vested or paid in cash in 2013	116,511	$8	$7

Phantom Units — The DERs are paid quarterly in arrears. The following table presents information related to Phantom Units:

	Units	Grant Date Weighted-Average Price	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2011	370,290	$23.41
Granted	122,020	$38.58
Forfeited	(1,250)	$32.71
Vested	(268,090)	$20.78
Outstanding at December 31, 2011	222,970	$34.68
Granted (a)	175,490	$37.14
Forfeited	(18,590)	$35.34
Vested	(139,670)	$31.98
Outstanding at December 31, 2012	240,200	$38.00
Granted	134,427	$41.78
Forfeited	(23,215)	$39.81
Vested	(143,890)	$38.10
Outstanding at December 31, 2013	207,522	$40.18	$51.75
Expected to vest	192,537	$40.42	$51.36

(a) Includes the impact of conversion of the underlying securities, in connection with Phillips 66’s separation from ConocoPhillips, granted under the 2010, 2011 and 2012 LTIP.

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to the phantom units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(millions)
Vested or paid in cash in 2011	268,090	$8	$4
Vested or paid in cash in 2012	139,670	$6	$9
Vested or paid in cash in 2013	143,890	$5	$7

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

DCP Partners’ Phantom Units — The DERs are paid quarterly in arrears. The following table presents information related to the DCP Partners’ Phantom Units:

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Price Per Unit
Outstanding at January 1, 2011	17,300	$35.56
Vested	(5,766)	$35.56
Outstanding at December 31, 2011	11,534	$35.56
Vested	(5,767)	$35.56
Outstanding at December 31, 2012	5,767	$35.56
Vested	(5,767)	$35.56
Outstanding at December 31, 2013	—	$—	$—
Expected to vest	—	$—	$—

The fair value of units that vested, and the unit-based liabilities paid during the years ended December 31, 2013, 2012 and 2011 was less than $1 million for all periods.

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

On February 15, 2012, the board of directors of DCP Midstream GP, LLC adopted a 2012 LTIP for employees, consultants and directors of DCP Midstream GP, LLC and its affiliates who perform services for DCP Partners. The 2012 LTIP provides for the grant of phantom units and the grant of DERs. The phantom units consist of a notional unit based on the value of common units or shares of DCP Partners, Phillips 66 and Spectra Energy.

The LTIPs were administered by the compensation committee of DCP Midstream GP, LLC’s board of directors through 2012, and by DCP Midstream GP, LLC’s board of directors beginning in 2013. All awards are subject to cliff vesting.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

Performance Phantom Units — DCP Partner’s has awarded Performance Phantom Units, or PPUs, pursuant to the LTIP to certain employees. PPUs generally vest in their entirety at the end of a three year performance period. The number of PPUs that will ultimately vest range in value up to 200% of the outstanding PPUs, depending on the achievement of specified performance targets over three year performance periods. The final performance payout is determined by the board of directors of DCP Partners’ general partner. The DERs are paid in cash at the end of the performance period. Of the remaining PPUs outstanding at December 31, 2013, 2,070 units are expected to vest on December 31, 2014 and 10,890 units are expected to vest on December 31, 2015. The following table presents information related to the Performance Phantom Units:

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Price Per Unit
Outstanding at January 1, 2011	67,350	$15.42
Granted	10,580	$41.80
Vested	(50,720)	$10.05
Outstanding at December 31, 2011	27,210	$35.69
Granted (a)	11,740	$39.31
Forfeited	(7,760)	$38.97
Vested	(20,100)	$34.57
Outstanding at December 31, 2012	11,090	$39.24
Granted	11,450	$40.88
Forfeited	(4,990)	$40.75
Vested (b)	(3,800)	$38.77
Outstanding at December 31, 2013	13,750	$40.36	$50.33
Expected to vest (c)	12,960	$40.38	$50.33

(a)    Includes the impact of conversion of the underlying securities, in connection with Phillips 66’s separation from ConocoPhillips, granted under the 2012 LTIP.
(b)    The units vested at 150%.
(c)    Based on DCP Partners’ December 31, 2013 estimated achievement of specified performance targets, the performance for units granted in both 2013 and 2012 is 100%. The estimated forfeiture rate for units granted in both 2013 and 2012 is 10%.

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

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to PPUs, including the related DERs:

	Year Ended December 31,
	2013	2012	2011
	(millions)
Fair value of units vested	$—	$1	$5
Unit-based liabilities paid	$1	$5	$—

Phantom Units — As part of their director fees, DCP Partners granted 4,400 Phantom units to directors during the year ended December 31, 2013 and 4,000 Phantom Units to directors during each of the years ended December 31, 2012 and 2011, respectively. All of these units vested in their respective grant years, and were settled in units. The DERs are paid quarterly in arrears.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

The following table presents information related to the Phantom Units:

	Units	Grant Date Weighted-Average price per Unit	Measurement Date Price per Unit
Outstanding at January 1, 2011	—	$—
Granted	4,000	$41.80
Vested	(4,000)	$41.80
Outstanding at December 31, 2011	—	$—
Granted	4,000	$48.03
Vested	(4,000)	$48.03
Outstanding at December 31, 2012	—	$—
Granted	4,400	$46.39
Vested	(4,400)	$46.39
Outstanding at December 31, 2013	—	$—	$—

The fair value of the units that vested for the years ended December 31, 2013, 2012 and 2011 was less than $1 million for all periods.

Restricted Phantom Units — DCP Partners’ general partner’s board of directors awarded restricted phantom LPUs, or RPUs, to key employees under the LTIP. Of the remaining RPUs outstanding at December 31, 2013, 2,070 units are expected to vest on December 31, 2014 and 11,281 units are expected to vest on December 31, 2015. The DERs are paid quarterly in arrears. The following table presents information related to the RPUs:

	Units	Grant Date Weighted-Average Price per Unit	Measurement Date Price per Unit
Outstanding at January 1, 2011	67,350	$15.42
Granted	10,580	$41.80
Vested	(58,600)	$12.97
Outstanding at December 31, 2011	19,330	$37.27
Granted (a)	11,740	$39.31
Forfeited	(7,760)	$43.27
Vested	(19,060)	$37.31
Outstanding at December 31, 2012	4,250	$39.63
Granted	11,590	$41.94
Forfeited	(1,950)	$41.80
Vested	—	$—
Outstanding at December 31, 2013	13,890	$41.25	$50.33
Expected to vest	13,351	$41.38	$50.30

(a) Includes the impact of conversion of the underlying securities, in connection with Phillips 66’s separation from ConocoPhillips, granted under the 2012 LTIP.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to Restricted Phantom Units:

	Year Ended
	December 31,
	2013	2012	2011
	(millions)
Fair value of units vested	$—	$1	$3
Unit-based liabilities paid	$1	$2	$1

The estimate of RPUs that are expected to vest is based on highly subjective assumptions that could potentially change over time, including the expected forfeiture rate, which was estimated at 10% for units granted in both 2013 and 2012. Therefore, the amount of unrecognized compensation expense noted above does not necessarily represent the value that will ultimately be realized in our consolidated statement of operations.

13. Benefits

All Company employees who have reached the age of 18 and work at least 20 hours per week are eligible for participation in our 401(k) and retirement plan, to which we contribute a range of 4% to 7% of each eligible employee’s qualified earnings to the retirement plan, based on years of service. Additionally, we match employees’ contributions in the 401(k) plan up to 6% of qualified earnings. During the years ended December 31, 2013, 2012 and 2011, we expensed plan contributions of $28 million, $27 million and $25 million, respectively.

We offer certain eligible executives the opportunity to participate in the EDC Plan. The EDC Plan allows participants to defer current compensation on a pre-tax basis and to receive tax deferred earnings on such contributions. The EDC Plan also has make-whole provisions for plan participants who may otherwise be limited in the amount that we can contribute to the 401(k) plan on the participant’s behalf. During the third quarter of 2013, we liquidated the net cash surrender value of our company owned life insurance policies, in order to change service providers, and received proceeds of $29 million. In October 2013, we re-invested the funds with a new service provider. Under the new service plan, all amounts contributed to and earned by the EDC Plan’s investments are held in a trust account for the benefit of the EDC Plan participants, or general creditors in the event of our insolvency, as defined in the trust agreement. The trust assets and liability to the EDC Plan participants are part of our general assets and liabilities, respectively.

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

The State of Texas imposes a margin tax that is assessed at 0.975% of taxable margin apportioned to Texas for the year ended December 31, 2013 and 1% for the years ended December 31, 2012 and 2011. Accordingly, we have recorded current tax expense for the Texas margin tax. For the year ended December 31, 2011, the state of Michigan imposed a business tax of 0.8% on gross receipts and 4.95% of Michigan taxable income. The sum of gross receipts and income tax is subject to a tax surcharge of 21.99%. The Michigan business tax and tax surcharge were repealed beginning with the year ended December 31, 2012.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

Income tax expense consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(millions)
Current:
Federal income tax expense	$—	$—	$(29)
State income tax expense	(6)	(3)	(10)
Deferred:
Federal income tax (expense) benefit	(1)	3	34
State income tax (expense) benefit	(3)	(2)	2
Total income tax expense	$(10)	$(2)	$(3)

We had net long-term deferred tax liabilities of $96 million and $92 million as of December 31, 2013 and 2012, respectively. The net long-term deferred tax liabilities are included in deferred income taxes on the consolidated balance sheets. The deferred tax liabilities of $144 million and $135 million as of December 31, 2013 and 2012, respectively, are primarily associated with depreciation and amortization related to the acquired intangible assets and property, plant and equipment. Offsetting the deferred tax liabilities are deferred tax assets related to the net operating loss of an affiliate corporation of approximately $48 million and $43 million as of December 31, 2013 and 2012, respectively. The net operating losses begin expiring in 2027. We expect to fully utilize the net operating loss carryovers, and, accordingly we have not provided a valuation allowance for the net deferred tax asset.

Our effective tax rate differs from statutory rates primarily due to our structure as a limited liability company, which is a pass-through entity for federal income tax purposes, while being treated as a taxable entity in certain states. Additionally, one of our subsidiaries is a tax paying entity for federal income tax purposes.

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

Environmental — The operation of pipelines, plants and other facilities for gathering, processing, compressing, transporting, or storing natural gas, and fractionating, transporting, gathering, processing and storing NGLs and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, we must comply with United States laws and regulations at the federal, state and local levels that

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

relate to air and water quality, hazardous and solid waste storage, management, transportation and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. In addition, there is increasing focus, from city, state and federal regulatory officials and through litigation, on hydraulic fracturing and the real or perceived environmental impacts of this technique, which indirectly presents some risk to our available supply of natural gas. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, the issuance of injunctions or restrictions on operations. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

We make expenditures in connection with environmental matters as part of our normal operations. As of December 31, 2013 and 2012, environmental liabilities included in the consolidated balance sheets as other current liabilities amounted to $4 million and $5 million, respectively. As of both December 31, 2013 and 2012, environmental liabilities included in the consolidated balance sheets as other long-term liabilities amounted to $9 million.

Operating Leases — We utilize assets under operating leases in several areas of operations. Consolidated rental expense, including leases with no continuing commitment, amounted to $36 million, $36 million and $38 million during the years ended December 31, 2013, 2012 and 2011, respectively. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.

Minimum rental payments under our various operating leases in the year indicated are as follows:

Minimum Rental Payments
(millions)
2014	$58
2015	32
2016	26
2017	24
2018	24
Thereafter	75
Total minimum lease payments	$239

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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
Years Ended December 31, 2013, 2012 and 2011

17. Supplemental Cash Flow Information

	Year Ended December 31,
	2013	2012	2011
	(millions)
Cash paid for interest, net of capitalized interest	$229	$169	$196
Cash paid for income taxes, net of refunds received	$6	$6	$37
Non-cash investing and financing activities:
Distributions payable to members	$—	$—	$95
Property, plant and equipment acquired with accounts payable	$82	$158	$118
Other non-cash additions of property, plant and equipment	$77	$59	$9

During the years ended December 31, 2013, 2012 and 2011, we received distributions from DCP Partners of $116 million, $75 million and $53 million, respectively, which are eliminated in consolidation.

18. Valuation and Qualifying Accounts and Reserves

Our valuation and qualifying accounts and reserves for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Balance at Beginning of Period	Charged to Consolidated Statements of Operations	Deductions (a)	Balance at End of Period
	(millions)
December 31, 2013:
Allowance for doubtful accounts	$2	$2	$—	$4
Environmental	14	1	(2)	13
Litigation	1	2	—	3
	$17	$5	$(2)	$20
December 31, 2012:
Allowance for doubtful accounts	$2	$—	$—	$2
Environmental	15	2	(3)	14
Litigation	3	—	(2)	1
Other (b)	1	—	(1)	—
	$21	$2	$(6)	$17
December 31, 2011:
Allowance for doubtful accounts	$2	$—	$—	$2
Environmental	15	3	(3)	15
Litigation	2	2	(1)	3
Other (b)	3	1	(3)	1
	$22	$6	$(7)	$21

(a)    Consists of cash payments, collections, reserve reversals, liabilities settled, and the re-measurement of the fair value of contingent consideration.
(b)    Principally consists of other contingent reserves, which are included in other current liabilities.

19. Subsequent Events

We have evaluated subsequent events occurring through February 27, 2014, the date the consolidated financial statements were issued.

On February 25, 2014, we entered into various transaction documents with DCP Partners to contribute or sell (i) the remaining 20% interest in DCP SC Texas GP; (ii) a 33.33% membership interest in each DCP Southern Hills Pipeline, LLC,

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2013, 2012 and 2011

which owns the Southern Hills pipeline, and DCP Sand Hills Pipeline, LLC, which owns the Sand Hills pipeline; (iii) a 35 MMcf/d cryogenic natural gas processing plant located in Weld County, Colorado, or the Lucerne 1 plant; and (iv) a 200 MMcf/d cryogenic natural gas processing plant also in Weld County, Colorado, which is currently under construction, or the Lucerne 2 plant. Total consideration at closing is $1,220 million, subject to working capital and other customary adjustments. This transaction is expected to close in March 2014, subject to customary closing conditions, and components of the transaction may close separately.

On January 28, 2014, DCP Partners announced that the board of directors of DCP Partners’ general partner declared a quarterly distribution of $0.7325 per unit, payable on February 14, 2014 to unitholders of record on February 7, 2014.

In January 2014, our board of directors approved a $118 million dividend which was paid to our owners in January 2014.

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

2.8	Contribution Agreement by and between Spectra Energy Corp and Spectra Energy Partners, LP, dated as of August 5, 2013 (filed as Exhibit No. 2.1 to Form 8-K of Spectra Energy Corp on August 6, 2013).
2.8.1
First Amendment to Contribution Agreement by and between Spectra Energy Corp and Spectra Energy Partners, LP, dated as of October 31, 2013 (filed as Exhibit No. 2.1 to Form 8-K of Spectra Energy Corp on November 1, 2013).

3.1	Amended and Restated Certificate of Incorporation of Spectra Energy Corp (filed as Exhibit No. 3.1 to Form 8-K of Spectra Energy Corp on December 15, 2006).
3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Spectra Energy Corp (filed as Exhibit No. 3.1 to Form 8-K of Spectra Energy Corp on May 7, 2012).
3.2	The By-Laws of Spectra Energy Corp, as amended and restated on November 12, 2013 (filed as Exhibit No. 3.1 to Form 8-K of Spectra Energy Corp on November 18, 2013).
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

4.13
Sixteenth Supplemental Indenture, dated as of February 28, 2013, between Spectra Energy Capital, LLC, Spectra Energy Corp and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit No. 4.1 to Form 8-K on February 28, 2013).

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

Exhibit No.	Exhibit Description
+10.15
Form of Retention Stock Award Agreement (2010) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.1 to Form 10-Q of Spectra Energy Corp for the quarter ended June 30, 2010).

+10.16	Spectra Energy Corp 2007 Long-Term Incentive Plan, as amended and restated (filed as Exhibit No. 10.1 to Form 8-K of Spectra Energy Corp on April 22, 2011).
+10.17	Spectra Energy Corp Executive Short-Term Incentive Plan, as amended and restated (filed as Exhibit No. 10.2 to Form 8-K of Spectra Energy Corp on April 22, 2011).
+10.18	Form of Phantom Stock Award Agreement (2011) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.3 to Form 10-Q of Spectra Energy Corp on May 5, 2011).
+10.19	Form of Performance Award Agreement (cash) (2011) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.4 to Form 10-Q of Spectra Energy Corp on May 5, 2011).
+10.20	Form of Performance Award Agreement (stock) (2011) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.5 to Form 10-Q of Spectra Energy Corp on May 5, 2011).
10.21
Acknowledgement and Waiver Agreement, dated as of September 6, 2011, by and among ConocoPhillips, ConocoPhillips Gas Company, Spectra Energy Corp, Spectra Energy DEFS Holding, LLC and Spectra Energy DEFS Holding Corp (filed as Exhibit No. 10.1 to Form 8-K of Spectra Energy Corp on September 12, 2011).

+10.22	Form of Phantom Stock Award Agreement (2012) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.1 to Form 10-Q of Spectra Energy Corp on May 9, 2011).
+10.23	Form of Performance Award Agreement (cash) (2012) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.2 to Form 10-Q of Spectra Energy Corp on May 9, 2011).
+10.24	Form of Performance Award Agreement (stock) (2012) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.3 to Form 10-Q of Spectra Energy Corp on May 9, 2011).
+10.25	Form of Phantom Stock Award Agreement (2013) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.1 to Form 10-Q of Spectra Energy Corp on May 8, 2013).
+10.26	Form of Performance Award Agreement (cash) (2013) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.2 to Form 10-Q of Spectra Energy Corp on May 8, 2013).
+10.27	Form of Performance Award Agreement (stock) (2013) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.3 to Form 10-Q of Spectra Energy Corp on May 8, 2013).
10.28
Amended and Restated Credit Agreement, dated as of November 1, 2013, by and among Spectra Energy Capital, LLC, as Borrower, Spectra Energy Corp, as Guarantor, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit No. 10.1 to Form 8-K of Spectra Energy Corp on November 1, 2013).

10.29
Credit Agreement, dated as of November 1, 2013, by and among Spectra Energy Capital, LLC, as Borrower, Spectra Energy Corp, as Guarantor, Bank of America, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit No. 10.2 to Form 8-K of Spectra Energy Corp on November 1, 2013).

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