Form 10-Q
period 2014-03-31
Spectra Energy Corp.
filed 2014-05-08
CIK 1373835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.001 par value, outstanding as of March 31, 2014: 670,685,199

SPECTRA ENERGY CORP
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2014

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
SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-share amounts)

	Three Months Ended March 31,
	2014	2013
Operating Revenues
Transportation, storage and processing of natural gas	$887	$800
Distribution of natural gas	626	625
Sales of natural gas liquids	187	112
Transportation of crude oil	71	13
Other	72	39
Total operating revenues	1,843	1,589
Operating Expenses
Natural gas and petroleum products purchased	528	465
Operating, maintenance and other	363	332
Depreciation and amortization	200	186
Property and other taxes	113	100
Total operating expenses	1,204	1,083
Operating Income	639	506
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	161	110
Other income and expenses, net	9	33
Total other income and expenses	170	143
Interest Expense	178	149
Earnings Before Income Taxes	631	500
Income Tax Expense	164	130
Net Income	467	370
Net Income—Noncontrolling Interests	48	30
Net Income—Controlling Interests	$419	$340
Common Stock Data
Weighted-average shares outstanding
Basic	670	669
Diluted	672	670
Earnings per share
Basic	$0.63	$0.51
Diluted	$0.62	$0.51
Dividends per share	$0.335	$0.305

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net Income	$467	$370
Other comprehensive income (loss)
Foreign currency translation adjustments	(248)	(189)
Unrealized mark-to-market net gain on hedges	2	3
Reclassification of cash flow hedges into earnings	2	2
Pension and benefits impact (net of taxes of $3 and $4, respectively)	7	11
Other	—	1
Total other comprehensive income (loss)	(237)	(172)
Total Comprehensive Income, net of tax	230	198
Less: Comprehensive Income—Noncontrolling Interests	44	27
Comprehensive Income—Controlling Interests	$186	$171

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31, 2014	December 31, 2013
ASSETS

Current Assets
Cash and cash equivalents	$193	$201
Receivables, net	1,378	1,336
Inventory	148	263
Fuel tracker	199	28
Other	254	253
Total current assets	2,172	2,081

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	3,033	3,043
Goodwill	4,788	4,810
Other	393	385
Total investments and other assets	8,214	8,238

Property, Plant and Equipment
Cost	28,283	28,456
Less accumulated depreciation and amortization	6,673	6,627
Net property, plant and equipment	21,610	21,829

Regulatory Assets and Deferred Debits	1,388	1,385

Total Assets	$33,384	$33,533

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per-share amounts)

	March 31, 2014	December 31, 2013
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$611	$440
Commercial paper	917	1,032
Taxes accrued	87	72
Interest accrued	160	201
Current maturities of long-term debt	905	1,197
Other	1,007	1,097
Total current liabilities	3,687	4,039

Long-term Debt	12,600	12,488

Deferred Credits and Other Liabilities
Deferred income taxes	5,094	4,968
Regulatory and other	1,400	1,457
Total deferred credits and other liabilities	6,494	6,425

Commitments and Contingencies

Preferred Stock of Subsidiaries	258	258

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 671 million and 670 million shares outstanding at March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	4,880	4,869
Retained earnings	2,577	2,383
Accumulated other comprehensive income	1,008	1,241
Total controlling interests	8,466	8,494
Noncontrolling interests	1,879	1,829
Total equity	10,345	10,323

Total Liabilities and Equity	$33,384	$33,533

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$467	$370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203	189
Deferred income tax expense	153	121
Equity in earnings of unconsolidated affiliates	(161)	(110)
Distributions received from unconsolidated affiliates	89	79
Other	(65)	(67)
Net cash provided by operating activities	686	582
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(374)	(426)
Investments in and loans to unconsolidated affiliates	(18)	(87)
Acquisitions, net of cash acquired	—	(1,254)
Purchases of held-to-maturity securities	(198)	(293)
Proceeds from sales and maturities of held-to-maturity securities	167	266
Purchases of available-for-sale securities	(13)	(612)
Proceeds from sales and maturities of available-for-sale securities	5	619
Distributions received from unconsolidated affiliates	22	6
Other changes in restricted funds	7	7
Net cash used in investing activities	(402)	(1,774)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	300	1,848
Payments for the redemption of long-term debt	(284)	(495)
Net increase (decrease) in commercial paper	(102)	166
Distributions to noncontrolling interests	(39)	(32)
Contributions from noncontrolling interests	6	—
Dividends paid on common stock	(228)	(208)
Proceeds from the issuance of Spectra Energy Partners, LP common units	52	—
Other	5	8
Net cash provided by (used in) financing activities	(290)	1,287
Effect of exchange rate changes on cash	(2)	(1)
Net increase (decrease) in cash and cash equivalents	(8)	94
Cash and cash equivalents at beginning of period	201	94
Cash and cash equivalents at end of period	$193	$188
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$107	$188

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
				Foreign Currency Translation Adjustments	Other	Noncontrolling Interests	Total
December 31, 2013	$1	$4,869	$2,383	$1,557	$(316)	$1,829	$10,323
Net income	—	—	419	—	—	48	467
Other comprehensive income (loss)	—	—	—	(244)	11	(4)	(237)
Dividends on common stock	—	—	(225)	—	—	—	(225)
Stock-based compensation	—	(2)	—	—	—	—	(2)
Distributions to noncontrolling interests	—	—	—	—	—	(39)	(39)
Contributions from noncontrolling interests	—	—	—	—	—	6	6
Spectra Energy common stock issued	—	3	—	—	—	—	3
Spectra Energy Partners, LP common units issued	—	10	—	—	—	36	46
Transfer of interests in subsidiaries to Spectra Energy Partners, LP	—	—	—	—	—	5	5
Other, net	—	—	—	—	—	(2)	(2)
March 31, 2014	$1	$4,880	$2,577	$1,313	$(305)	$1,879	$10,345

December 31, 2012	$1	$5,297	$2,165	$2,044	$(535)	$871	$9,843
Net income	—	—	340	—	—	30	370
Other comprehensive income (loss)	—	—	—	(186)	17	(3)	(172)
Dividends on common stock	—	—	(205)	—	—	—	(205)
Distributions to noncontrolling interests	—	—	—	—	—	(32)	(32)
Spectra Energy common stock issued	—	6	—	—	—	—	6
Other, net		(5)	1			4	—
March 31, 2013	$1	$5,298	$2,301	$1,858	$(518)	$870	$9,810

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

Nature of Operations. Spectra Energy Corp, through its subsidiaries and equity affiliates, owns and operates a large and diversified portfolio of complementary natural gas-related energy assets, and owns and operates a crude oil pipeline system that connects Canadian and U.S. producers to refineries in the U.S. Rocky Mountain and Midwest regions. We currently operate in three key areas of the natural gas industry: gathering and processing, transmission and storage, and distribution. We provide transmission and storage of natural gas to customers in various regions of the northeastern and southeastern United States, the Maritime Provinces in Canada, the Pacific Northwest in the United States and Canada, and in the province of Ontario, Canada. We also provide natural gas sales and distribution services to retail customers in Ontario, and natural gas gathering and processing services to customers in western Canada. We also own a 50% interest in DCP Midstream, LLC (DCP Midstream), based in Denver, Colorado, one of the leading natural gas gatherers in the United States based on wellhead volumes, and one of the largest U.S. producers and marketers of natural gas liquids (NGLs).

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our majority-owned subsidiaries, after eliminating intercompany transactions and balances. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, primarily in our gas distribution operations, as well as changing commodity prices on certain of our processing operations and other factors.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the United States, we make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements. Although these estimates are based on our best available knowledge at the time, actual results could differ.
2. Acquisition of Express-Platte

In March 2013, we acquired 100% of the ownership interests in the Express-Platte crude oil pipeline system for $1.5 billion, consisting of $1.25 billion in cash and $260 million of acquired debt, before working capital adjustments. The Express-Platte pipeline system, which begins in Hardisty, Alberta, and terminates in Wood River, Illinois, is comprised of both the Express and Platte crude oil pipelines. The Express pipeline carries crude oil to U.S. refining markets in the Rockies area, including Montana, Wyoming, Colorado and Utah. The Platte pipeline, which interconnects with Express pipeline in Casper, Wyoming, transports crude oil predominantly from the Bakken shale and western Canada to refineries in the Midwest. In 2013, subsidiaries of Spectra Energy contributed a 100% interest in the U.S. portion of Express-Platte and sold a 100% ownership interest in the Canadian portion to SEP.

The following table summarizes the fair values of the assets and liabilities acquired as of the date of the acquisition.

Purchase Price Allocation
(in millions)
Cash purchase price	$1,250
Working capital and other purchase adjustments	71
Total	1,321
Cash	67
Receivables	25
Other current assets	9
Property, plant and equipment	1,251
Accounts payable	(18)
Other current liabilities	(17)
Deferred credits and other liabilities	(259)
Long-term debt, including current portion	(260)
Total assets acquired/liabilities assumed	798
Goodwill	$523
The purchase price is greater than the sum of fair values of the net assets acquired, resulting in goodwill as noted above. The goodwill reflects the value of the strategic location of the pipeline and the opportunity to grow the business. Goodwill related to the acquisition of Express-Platte is not deductible for income tax purposes.

The allocation of the fair values of assets and liabilities acquired related to the acquisition of Express-Platte was finalized in the first quarter of 2014, resulting in the following adjustments to amounts reported as of December 31, 2013: a $60 million decrease in Property, Plant and Equipment, a $1 million decrease in Other Current Assets and a $24 million decrease in Deferred Credits and Other Liabilities, resulting in a $37 million increase in Goodwill.
Pro forma results of operations that reflect the acquisition of Express-Platte as if the acquisition had occurred as of the beginning of 2013 are not presented as they do not materially differ from actual results reported in our Condensed Consolidated Statements of Operations.
3. Business Segments

In November 2013, Spectra Energy contributed substantially all of its remaining U.S. transmission, storage and liquids assets to SEP (the U.S. Assets Dropdown). As a result of this transaction, we realigned our reportable segments structure. Amounts presented herein for 2013 segment information have been recast to conform to our current segment reporting presentation. There were no changes to consolidated data as a result of the recast of our segment information.

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

Spectra Energy Partners provides transmission, storage and gathering of natural gas for customers in various regions of the northeastern and southeastern United States and operates a crude oil pipeline system that connects Canadian and U.S. producers to refineries in the U.S. Rocky Mountain and Midwest regions. The natural gas transmission and storage operations are primarily subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The crude oil transportation operations are primarily subject to regulation by the FERC in the U.S. and the National Energy Board (NEB) in Canada. Our Spectra Energy Partners segment is composed of the operations of SEP, less governance costs, which are included in “Other.”

Distribution provides retail natural gas distribution service in Ontario, Canada, as well as natural gas transmission and storage services to other utilities and energy market participants. These services are provided by Union Gas Limited (Union Gas), and are primarily subject to the rules and regulations of the Ontario Energy Board (OEB).

Western Canada Transmission & Processing provides transmission of natural gas, natural gas gathering and processing services, and NGLs extraction, fractionation, transportation, storage and marketing to customers in western Canada, the northern tier of the United States and the Maritime Provinces in Canada. This segment conducts business mostly through BC Pipeline, BC Field Services, and the NGL marketing and Canadian Midstream businesses, and Maritimes & Northeast Pipeline Limited Partnership (M&N Canada). BC Pipeline and BC Field Services operations are primarily subject to the rules and regulations of the NEB.

Field Services gathers, compresses, treats, processes, transports, stores and sells natural gas. In addition, this segment produces, fractionates, transports, stores, sells, markets and trades NGLs, and recovers and sells condensate. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by Phillips 66. DCP Midstream gathers raw natural gas through gathering systems located in nine major conventional and non-conventional natural gas producing regions: Mid-Continent, Rocky Mountain, East Texas-North Louisiana, Barnett Shale, Gulf Coast, South Texas, Central Texas, Antrim Shale and Permian Basin. DCP Midstream Partners, LP (DCP Partners) is a publicly-traded master limited partnership, of which DCP Midstream acts as general partner. As of March 31, 2014, DCP Midstream had an approximate 23% ownership interest in DCP Partners, including DCP Midstream’s limited partner and general partner interests.

Our reportable segments offer different products and services and are managed separately as business units. Management evaluates segment performance based on earnings from continuing operations before interest, taxes, and depreciation and amortization (EBITDA). Cash, cash equivalents and short-term investments are managed at the parent-company levels, so the associated gains and losses from foreign currency transactions, and interest and dividend income are excluded from the segments’ EBITDA. Our segment EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner. Transactions between reportable segments are accounted for on the same basis as transactions with unaffiliated third parties.

Business Segment Data

Condensed Consolidated Statements of Operations	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues	Segment EBITDA/ Consolidated Earnings before Income Taxes
		(in millions)
Three Months Ended March 31, 2014
Spectra Energy Partners	$581	$—	$581	$429
Distribution	718	—	718	226
Western Canada Transmission & Processing	541	34	575	237
Field Services	—	—	—	130
Total reportable segments	1,840	34	1,874	1,022
Other	3	15	18	(17)
Eliminations	—	(49)	(49)	—
Depreciation and amortization	—	—	—	200
Interest expense	—	—	—	178
Interest income and other	—	—	—	4
Total consolidated	$1,843	$—	$1,843	$631

Three Months Ended March 31, 2013
Spectra Energy Partners	$459	$—	$459	$347
Distribution	699	—	699	220
Western Canada Transmission & Processing	428	15	443	190
Field Services	—	—	—	88
Total reportable segments	1,586	15	1,601	845
Other	3	15	18	(14)
Eliminations	—	(30)	(30)	—
Depreciation and amortization	—	—	—	186
Interest expense	—	—	—	149
Interest income and other	—	—	—	4
Total consolidated	$1,589	$—	$1,589	$500

4. Regulatory Matters

Union Gas. In January 2014, Union Gas filed a notice of motion seeking leave to appeal to the Ontario Court of Appeal (Court of Appeal) for the unsuccessful appeal to the Ontario Divisional Court on the OEB’s treatment of 2011 revenues derived from the optimization of our upstream transportation contracts. A decision from the Court of Appeal on the notice of motion was issued in April 2014 granting leave to appeal. A hearing is expected later this year.

Union Gas filed an application with the OEB in May 2013 for the annual disposition of the 2012 non-commodity deferral account balances. A decision on that application was issued by the OEB in March 2014. Among other things, the OEB determined that revenues derived from the optimization of Union Gas’ upstream transportation contracts in 2012 will be treated as revenues and included in utility earnings instead of a reduction to gas costs. The decision also denied a proposal to recover certain over-refunds to customers and reduced incentive amounts related to Union Gas’ 2011 energy conservation program. As a result of this OEB decision, Union Gas recognized pre-tax income of $10 million, comprised of a $32 million increase in Transportation, Storage and Processing of Natural Gas revenues, a $15 million decrease in Distribution of Natural Gas revenues and a $7 million decrease in Other revenues on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014.

On May 2, 2014, Union Gas filed an application with the OEB for the annual disposition of its 2013 non-commodity deferral account balances. The combined impact is a net payable to customers of approximately $20 million which is primarily reflected as Current Liabilities—Other on the Condensed Consolidated Balance Sheet at March 31, 2014. A hearing and decision from the OEB is expected later this year.

5. Income Taxes

Income tax expense for the three-month period ended March 31, 2014 was $164 million, compared to $130 million for the same period in 2013. The higher tax expense was driven mainly by higher earnings. The effective tax rate for income from continuing operations was 26% in both the three-month periods ended March 31, 2014 and 2013.

There was no material net change in unrecognized tax benefits recorded during the three-month period ended March 31, 2014. Although uncertain, we believe it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $5 million to $10 million prior to March 31, 2015.

In September 2013, the U.S. Treasury and the Internal Revenue Service (IRS) issued final regulations regarding the deduction and capitalization of expenditures related to tangible property (tangible property regulations). The final IRS regulations apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are for tax years beginning on or after January 1, 2014. Early adoption of the regulations is permitted. We are currently evaluating the tangible property regulations and awaiting the release of additional regulations and industry specific guidance. We will continue to monitor any future changes in the tangible property regulations and evaluate these impacts on our financial statements.
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

The following table presents our basic and diluted EPS calculations:

	Three Months Ended March 31,
	2014	2013
	(in millions, except per-share amounts)

Net income—controlling interests	$419	$340
Weighted-average common shares outstanding
Basic	670	669
Diluted	672	670
Basic earnings per common share	$0.63	$0.51
Diluted earnings per common share	$0.62	$0.51

7. Accumulated Other Comprehensive Income

The following table presents the net of tax changes in Accumulated Other Comprehensive Income (AOCI) by component and amounts reclassified out of AOCI to Net Income, excluding amounts attributable to noncontrolling interests:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefit Plan Obligations	Gas Purchase Contract Hedges	Other	Total Accumulated Other Comprehensive Income
			(in millions)
December 31, 2013	$1,557	$(304)	$(11)	$(1)	$1,241
Reclassified to net income	—	—	2	—	2
Other AOCI activity	(244)	7	2	—	(235)
March 31, 2014	$1,313	$(297)	$(7)	$(1)	$1,008

December 31, 2012	$2,044	$(507)	$(23)	$(5)	$1,509
Reclassified to net income	—	—	2	—	2
Other AOCI activity	(186)	11	3	1	(171)
March 31, 2013	$1,858	$(496)	$(18)	$(4)	$1,340

Reclassifications to Net Income are primarily included in Other Income and Expenses, Net on our Condensed Consolidated Statements of Operations.
8. Inventory

Inventory consists of natural gas and NGLs held in storage for transmission and processing, and also includes materials and supplies. Natural gas inventories primarily relate to the Distribution segment in Canada and are valued at costs approved by the OEB. The difference between the approved price and the actual cost of gas purchased is recorded as either a receivable or a current liability, as appropriate, for future disposition with customers, subject to approval by the OEB. The remaining inventory is recorded at the lower of cost or market, primarily using average cost. The components of inventory are as follows:

	March 31, 2014	December 31, 2013
	(in millions)
Natural gas	$57	$155
NGLs	15	30
Materials and supplies	76	78
Total inventory	$148	$263
9. Investments in and Loans to Unconsolidated Affiliates

Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Operating revenues	$3,915	$2,612
Operating expenses	3,645	2,450
Operating income	270	162
Net income	203	120
Net income attributable to members’ interests	165	91

DCP Partners issues, from time to time, limited partner units to the public, which are recorded by DCP Midstream directly to its equity. Our proportionate share of gains from those issuances, totaling $48 million in the first quarter of 2014 and $43 million in the first quarter of 2013, are reflected in Equity in Earnings of Unconsolidated Affiliates in the Condensed Consolidated Statements of Operations.
10. Goodwill

The following presents changes in goodwill during 2014:

Goodwill
(in millions)
December 31, 2013	$4,810
Acquisition of Express-Platte	37
Foreign currency translation	(59)
March 31, 2014	$4,788

See Note 2 for discussion of the acquisition of Express-Platte and an adjustment to Goodwill recorded in the first quarter of 2014 related to the acquisition.
11. Marketable Securities and Restricted Funds

We routinely invest excess cash and various restricted balances in securities such as commercial paper, bankers acceptances, corporate debt securities, treasury bills and money market funds in the United States and Canada. We do not purchase marketable securities for speculative purposes, therefore we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for insurance purposes, so these investments are classified as available-for-sale (AFS) marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.

AFS Securities. AFS securities are as follows:

	Estimated Fair Value
	March 31, 2014	December 31, 2013
	(in millions)
Corporate debt securities	$26	$18
Money market funds	1	1
Total available-for-sale securities	$27	$19

Our AFS securities are classified on the Condensed Consolidated Balance Sheets as follows:

	Estimated Fair Value
	March 31, 2014	December 31, 2013
	(in millions)
Restricted funds
Investments and other assets—other	$1	$1
Non-restricted funds
Current assets—other	2	7
Investments and other assets—other	24	11
Total available-for-sale securities	$27	$19

At March 31, 2014, the weighted-average contractual maturity of outstanding AFS securities was two years.

There were no material gross unrealized holding gains or losses associated with investments in AFS securities at March 31, 2014 or December 31, 2013.

HTM Securities. All of our HTM securities are restricted funds and are as follows:

		Estimated Fair Value
Description	Condensed Consolidated Balance Sheet Caption	March 31, 2014	December 31, 2013
		(in millions)
Bankers acceptances	Current assets—other	$57	$35
Canadian government securities	Current assets—other	33	34
Money market funds	Current assets—other	10	3
Canadian government securities	Investments and other assets—other	125	131
Bankers acceptances	Investments and other assets—other	10	10
Total held-to-maturity securities		$235	$213

All of our HTM securities are restricted funds pursuant to certain M&N Canada and Express-Platte debt agreements. The funds restricted for M&N Canada, plus future cash from operations that would otherwise be available for distribution to the partners of M&N Canada, are required to be placed in escrow until the balance in escrow is sufficient to fund all future debt service on the M&N Canada 6.90% senior secured notes. There are sufficient funds held in escrow to fund all future debt service on these M&N Canada notes as of March 31, 2014.

At March 31, 2014, the weighted-average contractual maturity of outstanding HTM securities was one year.

There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at March 31, 2014 or December 31, 2013.

Other Restricted Funds. In addition to the portions of the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $13 million at March 31, 2014 and $19 million at December 31, 2013 classified as Current Assets—Other. These restricted funds are related to additional amounts for the M&N Canada debt service requirements and insurance.

Changes in restricted funds’ balances are presented within Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.

12. Debt and Credit Facilities
Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Total Credit Facilities Capacity	Commercial Paper Outstanding at March 31, 2014	Available Credit Facilities Capacity

		(in millions)
Spectra Energy Capital, LLC
Multi-year syndicated (a)	2018	$1,000	$289	$711
SEP
Multi-year syndicated (b)	2018	2,000	284	1,716
Westcoast Energy Inc.
Multi-year syndicated (c)	2016	271	—	271
Union Gas
Multi-year syndicated (d)	2016	362	344	18
Total		$3,633	$917	$2,716
 ___________

(a)
Revolving credit facility contains a covenant requiring the Spectra Energy Corp consolidated debt-to-total capitalization ratio, as defined in the agreement, to not exceed 65%. Per the terms of the agreement, collateralized debt is excluded from the calculation of the ratio. This ratio was 57% at March 31, 2014.

(b)
Revolving credit facility contains a covenant that requires SEP to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the credit agreement, of 5.0 to 1 or less, provided that for three fiscal quarters subsequent to certain acquisitions (such as the November 1, 2013 U.S. Assets Dropdown from Spectra Energy Corp), the ratio may be 5.5 to 1 or less. As of March 31, 2014, this ratio was 4.1 to 1 after giving effect to the U.S. Assets Dropdown.

(c)
U.S. dollar equivalent at March 31, 2014. The revolving credit facility is 300 million Canadian dollars and contains a covenant that requires the Westcoast Energy Inc. non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 42% at March 31, 2014.

(d)
U.S. dollar equivalent at March 31, 2014. The revolving credit facility is 400 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 64% at March 31, 2014.

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facilities. As of March 31, 2014, there were no letters of credit issued under the credit facilities or revolving borrowing outstanding.

Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2014, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
Term Loan. In 2013, Spectra Energy Capital, LLC (Spectra Capital) entered into a five-year $300 million unsecured delayed-draw term loan agreement which allowed for up to one borrowing prior to January 15, 2014. The full $300 million available under the agreement was borrowed on January 14, 2014. The borrowings are due in 2018 and are classified as Long-Term Debt on the Condensed Consolidated Balance Sheets. Proceeds from borrowing were used for general corporate purposes.

13. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	March 31, 2014
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$35	$—	$35	$—
Corporate debt securities	Current assets—other	2	—	2	—
Interest rate swaps	Current assets—other	4	—	4	—
Corporate debt securities	Investments and other assets—other	24	—	24	—
Interest rate swaps	Investments and other assets—other	15	—	15	—
Money market funds	Investments and other assets—other	1	1	—	—
Total Assets		$81	$1	$80	$—
Commodity derivatives	Current liabilities—other	$3	$—	$—	$3
Interest rate swaps	Current liabilities—other	3	—	3	—
Natural gas purchase contracts	Deferred credits and other liabilities—regulatory and other	1	—	—	1
Commodity derivatives	Deferred credits and other liabilities—regulatory and other	1	—	—	1
Total Liabilities		$8	$—	$3	$5

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2013
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$49	$—	$49	$—
Corporate debt securities	Current assets—other	7	—	7	—
Interest rate swaps	Current assets—other	8	—	8	—
Corporate debt securities	Investments and other assets—other	11	—	11	—
Interest rate swaps	Investments and other assets—other	15	—	15	—
Money market funds	Investments and other assets—other	1	1	—	—
Total Assets		$91	$1	$90	$—
Natural gas purchase contracts	Deferred credits and other liabilities—regulatory and other	$3	$—	$—	$3
Interest rate swaps	Deferred credits and other liabilities—regulatory and other	6	—	6	—
Total Liabilities		$9	$—	$6	$3

The following presents changes in Level 3 liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Derivative liabilities
Fair value, beginning of period	$3	$9
Total realized/unrealized losses (gains):
Included in earnings	4	1
Included in other comprehensive income	(3)	(4)
Settlements	1	—
Fair value, end of period	$5	$6
Total losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to liabilities held at the end of the period	$3	$1

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

For the natural gas purchases contracts and commodity derivatives, we utilize data obtained from third-party sources for the determination of fair value. The expected future cash flows arising from our swaps are discounted to present value. In addition, credit default swap rates or historical average credit default rates by credit rating are used to develop the adjustment for credit risk embedded in our positions. As these transactions are limited, we believe a Level 3 classification is appropriate.

Financial Instruments

The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets.

	March 31, 2014		December 31, 2013
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	13,494	14,808	13,668	14,701
__________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes unamortized items and fair value hedge carrying value adjustments.

The fair value of our long-term debt is determined based on market-based prices as described in the Level 2 valuation technique described above and is classified as Level 2.

The fair values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, note receivable-noncurrent, accounts payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

During the 2014 and 2013 periods, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

14. Risk Management and Hedging Activities

We are exposed to the impact of market fluctuations in the prices of NGLs and natural gas purchased as a result of our investment in DCP Midstream, and the ownership of the NGL marketing operations in western Canada and processing associated with our U.S. pipeline assets. Exposure to interest rate risk exists as a result of the issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from our Canadian operations. We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, mostly around interest rate and commodity exposures.

DCP Midstream manages their direct exposure to market prices separate from Spectra Energy, and utilizes various risk management strategies, including the use of commodity derivatives.

Effective January 2014, we instituted a commodity price risk management program at Western Canada Transmission and Processing’s Empress NGL business and elected to not apply cash flow hedge accounting.

At March 31, 2014, we had “pay floating—receive fixed” interest rate swaps outstanding with a total notional principal amount of $1,113 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	March 31, 2014			December 31, 2013
	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount
Description	(in millions)
Assets	$19	$2	$17	$23	$3	$20
Liabilities	3	2	1	6	3	3

At March 31, 2014, we had interest rate swaps with another counterparty which were in a liability position of $2 million which could be terminated by the counterparty if one of our credit ratings falls below investment grade. In addition, we had one interest rate swap with a counterparty which was in a liability position of $1 million which could be terminated at any time.

At March 31, 2014, we had commodity derivatives outstanding with a total notional amount of 121 million gallons. The longest dated commodity derivative contract we currently have expires in 2016.

Information about our commodity derivatives that had netting or rights of offset arrangements are as follows:

	March 31, 2014
	Gross Amounts	Gross Amounts Offset	Net Amount Presented in the Condensed Consolidated Balance Sheets
Description	(in millions)
Assets	$133	$133	$—
Liabilities	137	133	4

Substantially all of our commodity derivative agreements outstanding at March 31, 2014 have provisions that require collateral to be posted in the amount of the net liability position if one of our credit ratings falls below investment grade.

Information regarding the impacts of commodity derivatives on our Condensed Consolidated Statement of Operations are as follows:

		Three Months Ended March 31,
Derivatives	Condensed Consolidated Statement of Operations Caption	2014	2013
		(in millions)
Commodity derivatives	Sales of natural gas liquids	$(3)	n/a

Other than interest rate swaps and commodity derivatives described above, we did not have any significant derivatives outstanding during the three months ended March 31, 2014.
15. Commitments and Contingencies
Environmental
We are subject to various U.S. federal, state and local laws and regulations, as well as Canadian federal and provincial laws, regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These laws and regulations can change from time to time, imposing new obligations on us.
Like others in the energy industry, we and our affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of our ongoing operations, sites formerly owned or used by us, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state/provincial and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, we or our affiliates could potentially be held responsible for contamination caused by other parties. In some instances, we may share liability associated with contamination with other potentially responsible parties, and may also benefit from contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliated operations. We believe there are no matters outstanding that upon resolution will have a material effect on our consolidated results of operations, financial position or cash flows.
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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of March 31, 2014 or December 31, 2013 related to litigation.
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
We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-100%-owned entities. In connection with our spin-off from Duke Energy Corporation (Duke Energy) in 2007, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of March 31, 2014 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these outstanding performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.
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
Westcoast Energy, Inc. (Westcoast), a 100%-owned subsidiary, has issued performance guarantees to third parties guaranteeing the performance of unconsolidated entities, such as equity method investments, and of entities previously sold by Westcoast to third parties. Those guarantees require Westcoast to make payment to the guaranteed third party upon the failure of such unconsolidated or sold entity to make payment under some of its contractual obligations, such as debt agreements, purchase contracts and leases. Certain guarantees that were previously issued by Westcoast for obligations of entities that remained a part of Duke Energy are considered guarantees of third party performance; however, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements.
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
As of March 31, 2014, the amounts recorded for the guarantees and indemnifications described above are not material, both individually and in the aggregate.
17. Issuances of SEP Units

In the first quarter of 2014, SEP issued 1.1 million common units to the public, representing limited partner interests, and 24,000 general partner units to Spectra Energy in connection with its continuous offering program. Total net proceeds to SEP were $53 million (net proceeds to Spectra Energy were $52 million). Spectra Energy's ownership of SEP remained at approximately 84% following the unit issuances. In connection with the issuances of the units, a $16 million gain ($10 million net of tax) to Additional Paid-in Capital and a $36 million increase in Equity-Noncontrolling Interests were recorded in the first quarter of 2014.

The following table presents the effects of the issuances of SEP units:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net income - controlling interests	$419	$340
Increase in additional paid-in capital resulting from issuances of SEP units	10	—
Total net income - controlling interests and changes in equity - controlling interests	$429	$340
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

Our policy is to fund our retirement plans, where applicable, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions of $5 million to our U.S. retirement plans in both of the three-month periods ended March 31, 2014 and 2013. We made total contributions to the Canadian DC and DB plans of $16 million in the three months ended March 31, 2014 and $23 million in the same period in 2013. We anticipate that we will make total contributions of approximately $22 million to the U.S. plans and approximately $39 million to the Canadian plans in 2014.
Qualified and Non-Qualified Pension Plans—Components of Net Periodic Pension Cost

	Three Months Ended March 31,
	2014	2013
	(in millions)
U.S.
Service cost benefit earned	$5	$5
Interest cost on projected benefit obligation	6	5
Expected return on plan assets	(10)	(8)
Amortization of loss	3	5
Net periodic pension cost	$4	$7

Canada
Service cost benefit earned	$7	$8
Interest cost on projected benefit obligation	13	13
Expected return on plan assets	(17)	(17)
Amortization of loss	6	9
Net periodic pension cost	$9	$13

Other Post-Retirement Benefit Plans. We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.
Other Post-Retirement Benefit Plans—Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2014	2013
	(in millions)
U.S.
Interest cost on accumulated post-retirement benefit obligation	$2	$2
Expected return on plan assets	(1)	(1)
Net periodic other post-retirement benefit cost	$1	$1

Canada
Service cost benefit earned	$1	$1
Interest cost on accumulated post-retirement benefit obligation	1	2
Net periodic other post-retirement benefit cost	$2	$3

Retirement/Savings Plan
In addition to the retirement plans described above, we also have defined contribution employee savings plans available to both U.S. and Canadian employees. Employees may participate in a matching contribution where we match a certain percentage of before-tax employee contributions of up to 6% of eligible pay per pay period for U.S. employees and up to 5% of eligible pay per pay period for Canadian employees. We expensed pre-tax employer matching contributions of $3 million in both of the three-month periods ended March 31, 2014 and 2013 for U.S. employees and $3 million in both of the three-month periods for Canadian employees.
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

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2014
Total operating revenues	$—	$—	$1,844	$(1)	$1,843
Total operating expenses	4	—	1,201	(1)	1,204
Operating income (loss)	(4)	—	643	—	639
Equity in earnings of unconsolidated affiliates	—	—	161	—	161
Equity in earnings of consolidated subsidiaries	415	635	—	(1,050)	—
Other income and expenses, net	(1)	1	9	—	9
Interest expense	—	65	113	—	178
Earnings before income taxes	410	571	700	(1,050)	631
Income tax expense (benefit)	(9)	156	17	—	164
Net income	419	415	683	(1,050)	467
Net income—noncontrolling interests	—	—	48	—	48
Net income—controlling interests	$419	$415	$635	$(1,050)	$419

Three Months Ended March 31, 2013
Total operating revenues	$—	$—	$1,590	$(1)	$1,589
Total operating expenses	2	—	1,082	(1)	1,083
Operating income (loss)	(2)	—	508	—	506
Equity in earnings of unconsolidated affiliates	—	—	110	—	110
Equity in earnings of consolidated subsidiaries	337	509	—	(846)	—
Other income and expenses, net	(2)	3	32	—	33
Interest expense	—	48	101	—	149
Earnings before income taxes	333	464	549	(846)	500
Income tax expense (benefit)	(7)	127	10	—	130
Net income	340	337	539	(846)	370
Net income—noncontrolling interests	—	—	30	—	30
Net income—controlling interests	$340	$337	$509	$(846)	$340

Spectra Energy Corp
Condensed Consolidating Statements of Comprehensive Income
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2014
Net income	$419	$415	$683	$(1,050)	$467
Other comprehensive income (loss)	2	—	(239)	—	(237)
Total comprehensive income, net of tax	421	415	444	(1,050)	230
Less: comprehensive income—noncontrolling interests	—	—	44	—	44
Comprehensive income—controlling interests	$421	$415	$400	$(1,050)	$186

Three Months Ended March 31, 2013
Net income	$340	$337	$539	$(846)	$370
Other comprehensive income (loss)	4	—	(176)	—	(172)
Total comprehensive income, net of tax	344	337	363	(846)	198
Less: comprehensive income—noncontrolling interests	—	—	27	—	27
Comprehensive income—controlling interests	$344	$337	$336	$(846)	$171

Spectra Energy Corp
Condensed Consolidating Balance Sheet
March 31, 2014
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$4	$189	$—	$193
Receivables—consolidated subsidiaries	4	6	—	(10)	—
Receivables—other	1	2	1,375	—	1,378
Other current assets	10	11	580	—	601
Total current assets	15	23	2,144	(10)	2,172
Investments in and loans to unconsolidated affiliates	—	—	3,033	—	3,033
Investments in consolidated subsidiaries	13,497	19,814	—	(33,311)	—
Advances receivable—consolidated subsidiaries	—	4,489	461	(4,950)	—
Notes receivable—consolidated subsidiaries	—	—	3,215	(3,215)	—
Goodwill	—	—	4,788	—	4,788
Other assets	37	30	326	—	393
Property, plant and equipment, net	—	—	21,610	—	21,610
Regulatory assets and deferred debits	2	16	1,370	—	1,388
Total Assets	$13,551	$24,372	$36,947	$(41,486)	$33,384

Accounts payable—other	$3	$—	$608	$—	$611
Accounts payable—consolidated subsidiaries	—	—	10	(10)	—
Commercial paper	—	289	628	—	917
Short-term borrowings—consolidated subsidiaries	—	415	—	(415)	—
Taxes accrued	1	—	86	—	87
Current maturities of long-term debt	—	408	497	—	905
Other current liabilities	43	61	1,063	—	1,167
Total current liabilities	47	1,173	2,892	(425)	3,687
Long-term debt	—	2,899	9,701	—	12,600
Advances payable—consolidated subsidiaries	4,950	—	—	(4,950)	—
Notes payable—consolidated subsidiaries	—	2,800	—	(2,800)	—
Deferred credits and other liabilities	88	4,003	2,403	—	6,494
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	8,466	13,497	19,814	(33,311)	8,466
Noncontrolling interests	—	—	1,879	—	1,879
Total equity	8,466	13,497	21,693	(33,311)	10,345
Total Liabilities and Equity	$13,551	$24,372	$36,947	$(41,486)	$33,384

Spectra Energy Corp
Condensed Consolidating Balance Sheet
December 31, 2013
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$12	$189	$—	$201
Receivables—consolidated subsidiaries	176	394	—	(570)	—
Receivables—other	1	—	1,335	—	1,336
Other current assets	40	15	489	—	544
Total current assets	217	421	2,013	(570)	2,081
Investments in and loans to unconsolidated affiliates	—	—	3,043	—	3,043
Investments in consolidated subsidiaries	13,244	19,403	—	(32,647)	—
Advances receivable—consolidated subsidiaries	—	4,038	677	(4,715)	—
Notes receivable—consolidated subsidiaries	—	—	3,215	(3,215)	—
Goodwill	—	—	4,810	—	4,810
Other assets	39	30	316	—	385
Property, plant and equipment, net	—	—	21,829	—	21,829
Regulatory assets and deferred debits	3	17	1,365	—	1,385
Total Assets	$13,503	$23,909	$37,268	$(41,147)	$33,533

Accounts payable—other	$4	$—	$436	$—	$440
Accounts payable—consolidated subsidiaries	89	—	481	(570)	—
Commercial paper	—	344	688	—	1,032
Short-term borrowings—consolidated subsidiaries	—	415	—	(415)	—
Taxes accrued	4	—	68	—	72
Current maturities of long-term debt	—	557	640	—	1,197
Other current liabilities	81	75	1,142	—	1,298
Total current liabilities	178	1,391	3,455	(985)	4,039
Long-term debt	—	2,605	9,883	—	12,488
Advances payable—consolidated subsidiaries	4,715	—	—	(4,715)	—
Notes payable—consolidated subsidiaries	—	2,800	—	(2,800)	—
Deferred credits and other liabilities	116	3,869	2,440	—	6,425
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	8,494	13,244	19,403	(32,647)	8,494
Noncontrolling interests	—	—	1,829	—	1,829
Total equity	8,494	13,244	21,232	(32,647)	10,323
Total Liabilities and Equity	$13,503	$23,909	$37,268	$(41,147)	$33,533

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$419	$415	$683	$(1,050)	$467
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	203	—	203
Equity in earnings of unconsolidated affiliates		—	(161)	—	(161)
Equity in earnings of consolidated subsidiaries	(415)	(635)	—	1,050	—
Distributions received from unconsolidated affiliates	—	—	89	—	89
Other	(35)	146	(23)	—	88
Net cash provided by (used in) operating activities	(31)	(74)	791	—	686
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(374)	—	(374)
Investments in and loans to unconsolidated affiliates	—	—	(18)	—	(18)
Purchases of held-to-maturity securities	—	—	(198)	—	(198)
Proceeds from sales and maturities of held-to-maturity securities	—	—	167	—	167
Purchases of available-for-sale securities	—	—	(13)	—	(13)
Proceeds from sales and maturities of available-for-sale securities	—	—	5	—	5
Distributions received from unconsolidated affiliates	—	—	22	—	22
Advances from (to) affiliates	108	(30)	—	(78)	—
Other changes in restricted funds	—	—	7	—	7
Net cash provided by (used in) investing activities	108	(30)	(402)	(78)	(402)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	300	—	—	300
Payments for the redemption of long-term debt	—	(148)	(136)	—	(284)
Net decrease in commercial paper	—	(55)	(47)	—	(102)
Distributions to noncontrolling interests	—	—	(39)	—	(39)
Contributions from noncontrolling interests	—	—	6	—	6
Proceeds from the issuance of SEP common units		—	52	—	52
Dividends paid on common stock	(228)	—	—	—	(228)
Distributions and advances from (to) affiliates	146	(1)	(223)	78	—
Other	5	—	—	—	5
Net cash provided by (used in) financing activities	(77)	96	(387)	78	(290)
Effect of exchange rate changes on cash	—	—	(2)	—	(2)
Net decrease in cash and cash equivalents	—	(8)	—	—	(8)
Cash and cash equivalents at beginning of period	—	12	189	—	201
Cash and cash equivalents at end of period	$—	$4	$189	$—	$193

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2013
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$340	$337	$539	$(846)	$370
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	189	—	189
Equity in earnings of unconsolidated affiliates	—	—	(110)	—	(110)
Equity in earnings of consolidated subsidiaries	(337)	(509)	—	846	—
Distributions received from unconsolidated affiliates	—	—	79	—	79
Other	(79)	138	(5)	—	54
Net cash provided by (used in) operating activities	(76)	(34)	692	—	582
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(426)	—	(426)
Investments in and loans to unconsolidated affiliates	—	—	(87)	—	(87)
Acquisitions, net of cash acquired	—	—	(1,254)	—	(1,254)
Purchases of held-to-maturity securities	—	—	(293)	—	(293)
Proceeds from sales and maturities of held-to-maturity securities	—	—	266	—	266
Purchases of available-for-securities	—	—	(612)	—	(612)
Proceeds from sales and maturities of available-for-sale securities	—	—	619	—	619
Distributions received from unconsolidated affiliates	—	—	6	—	6
Advances to affiliates	—	(289)	—	289	—
Other changes in restricted funds	—	—	7	—	7
Net cash used in investing activities	—	(289)	(1,774)	289	(1,774)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	1,848	—	—	1,848
Payments for the redemption of long-term debt	—	(495)	—	—	(495)
Net increase (decrease) in commercial paper	—	279	(113)	—	166
Net decrease in short-term borrowings—consolidated subsidiaries	—	(7)	—	7	—
Distributions to noncontrolling interests	—	—	(32)	—	(32)
Dividends paid on common stock	(205)	—	(3)	—	(208)
Distributions and advances from (to) affiliates	270	(1,300)	1,326	(296)	—
Other	11	(3)	—	—	8
Net cash provided by financing activities	76	322	1,178	(289)	1,287
Effect of exchange rate changes on cash	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents	—	(1)	95	—	94
Cash and cash equivalents at beginning of period	—	3	91	—	94
Cash and cash equivalents at end of period	$—	$2	$186	$—	$188

20. New Accounting Pronouncements

In 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which was issued to eliminate diversity in practice. This standard requires entities to net unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. We adopted this standard on January 1, 2014. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
In November 2013, Spectra Energy completed the U.S. Assets Dropdown to SEP. As a result of this transaction, we realigned our reportable segments structure. Amounts presented herein for 2013 segment information have been recast to conform to our current segment reporting presentation. There were no changes to consolidated data as a result of the recast of our segment information.
Executive Overview
For the three months ended March 31, 2014 and 2013, we reported net income from controlling interests of $419 million and $340 million, respectively.
The highlights for the three months ended March 31, 2014 include the following:

•
Spectra Energy Partners’ earnings benefited mainly from the earnings of Express-Platte that was acquired in March 2013, expansion projects at Texas Eastern Transmission, LP (Texas Eastern), and higher natural gas transportation revenues as a result of colder weather.

•
Distribution’s earnings increased mainly due to higher customer usage as a result of colder weather and a favorable decision by the OEB in 2014 primarily regarding certain 2012 revenues realized from the optimization of upstream transportation contracts being treated as utility earnings, partially offset by a weaker Canadian dollar, higher operating fuel costs and 2014 earnings sharing under the new incentive regulation framework.

•	Western Canada Transmission & Processing’s earnings reflected mainly higher earnings from the Empress NGL business due primarily to higher propane prices, partially offset by a weaker Canadian dollar.

•
Field Services’ earnings were mostly driven by higher commodity prices, favorable results from gas and NGL trading and marketing, and higher gathering and processing margins due to higher volumes as a result of asset growth, partially offset by higher interest expense, depreciation expense and operating costs due to asset growth.

In the first quarter of 2014, we had $392 million of capital and investment expenditures, excluding reimbursements from noncontrolling interests of $6 million. We currently project $2.1 billion of capital and investment expenditures for the full year, including expansion and investment capital expenditures of $1.3 billion.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing these growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and/or equity securities. As of March 31, 2014, our revolving credit facilities included Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 300 million Canadian dollar facility and Union Gas’ 400 million Canadian dollar facility. These facilities are used principally as back-stops for commercial paper programs.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(in millions)
Operating revenues	$1,843	$1,589
Operating expenses	1,204	1,083
Operating income	639	506
Other income and expenses	170	143
Interest expense	178	149
Earnings before income taxes	631	500
Income tax expense	164	130
Net income	467	370
Net income—noncontrolling interests	48	30
Net income—controlling interests	$419	$340
Operating Revenues. The $254 million, or 16%, increase was driven by:

•
higher propane prices and volumes, and higher sales volumes of residual natural gas at the Empress operations and an increase in gathering and processing revenues from new facilities in unconventional development areas at Western Canada Transmission & Processing,

•	revenues from Express-Platte, which was acquired in March 2013, and expansion projects primarily from Texas Eastern at Spectra Energy Partners, and

•
higher customer usage of natural gas as a result of colder weather, a favorable decision by the OEB in March 2014 related to certain 2012 transportation revenues and growth in the number of customers, net of lower natural gas prices passed through to customers at Distribution, partially offset by

•	the effects of a weaker Canadian dollar on revenues at Western Canada Transmission & Processing and Distribution.
Operating Expenses. The $121 million, or 11%, increase was driven by:

•	increased volumes of natural gas purchases for extraction and make-up at the Empress operations at Western Canada Transmission & Processing,

•	operating costs from Express-Platte and expansion projects primarily from Texas Eastern at Spectra Energy Partners, and

•
increased volumes of natural gas sold due to colder weather, growth in the number of customers and higher operating fuel costs, net of lower natural gas prices passed through to customers at Distribution, partially offset by

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing.
Operating Income. The $133 million, or 26%, increase was driven by the acquisition of Express-Platte and expansion projects from Texas Eastern at Spectra Energy Partners, higher earnings at the Empress NGL business due primarily to higher propane prices at Western Canada Transmission & Processing, and colder weather and a favorable decision by the OEB related to 2012 transportation revenues at Distribution, partially offset by the effects of a weaker Canadian dollar.
Other Income and Expenses. The $27 million, or 19%, increase was attributable to higher equity earnings from Field Services mainly due to higher commodity prices, favorable NGL and gas trading and marketing and increased gathering and processing margins due mainly to higher volumes as a result of asset growth, net of higher interest expense, depreciation expense and operating costs due to asset growth. The increase was partially offset by lower allowance for funds used during construction (AFUDC) at Western Canada Transmission & Processing and Spectra Energy Partners due to decreased capital spending on expansion projects.
Interest Expense. The $29 million, or 19%, increase was mainly due to higher average debt balances primarily related to the acquisition of Express-Platte and lower capitalized interest resulting from lower capital spending on expansion projects, partially offset by a weaker Canadian dollar.
Income Tax Expense. The $34 million increase was primarily attributable to higher earnings. The effective tax rate for income was 26% in both of the three-month periods ended March 31, 2014 and 2013.

Net Income—Noncontrolling Interests. The $18 million increase was driven by higher earnings from Spectra Energy Partners, partially offset by the effects of a decrease in the average ownership percentage of SEP held by the public during the first quarter of 2014 compared with the first quarter of 2013. The average ownership percentage decreased primarily as a result of the issuance of SEP partnership units to Spectra Energy in November 2013 in association with the U.S. Assets Dropdown.
For a more detailed discussion of earnings drivers, see the segment discussions that follow.
Segment Results
Management evaluates segment performance based on EBITDA. Cash, cash equivalents and short-term investments are managed at the parent-company levels, so the gains and losses from foreign currency transactions and interest and dividend income are excluded from the segments’ EBITDA. We consider segment EBITDA to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of our operations without regard to financing methods or capital structures. Our segment EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner.
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended March 31,
	2014	2013
	(in millions)
Spectra Energy Partners	$429	$347
Distribution	226	220
Western Canada Transmission & Processing	237	190
Field Services	130	88
Total reportable segment EBITDA	1,022	845
Other	(17)	(14)
Total reportable segment and other EBITDA	1,005	831
Depreciation and amortization	200	186
Interest expense	178	149
Interest income and other	4	4
Earnings before income taxes	$631	$500
The amounts discussed below include intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

Spectra Energy Partners

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$581	$459	$122
Operating expenses
Operating, maintenance and other	185	150	35
Other income and expenses	33	38	(5)
EBITDA	$429	$347	$82
Express pipeline receipts, MBbl/d (a,b)	193	207	(14)
Platte PADD II deliveries, MBbl/d (b)	166	167	(1)
___________

(a)	Thousand barrels per day.

(b)	2013 data includes only activity since March 14, 2013, the date of the acquisition of Express-Platte.
Operating Revenues. The $122 million increase was driven by:

•	a $110 million increase due to the acquisition of Express-Platte in March 2013 and expansion projects, primarily at Texas Eastern, and

•	a $13 million increase in natural gas transportation revenues from higher demand, primarily as a result of colder weather.
Operating, Maintenance and Other. The $35 million increase was driven by the acquisition of Express-Platte and expansion projects, primarily at Texas Eastern.
Other Income and Expenses. The $5 million decrease was mainly due to lower AFUDC resulting from decreased capital spending on expansion projects, partially offset by earnings from DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC, both placed in service in the second quarter of 2013.
EBITDA. The $82 million increase was driven by the acquisition of Express-Platte, expansions primarily at Texas Eastern and higher natural gas transportation revenues.
Distribution

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$718	$699	$19
Operating expenses
Natural gas purchased	388	369	19
Operating, maintenance and other	103	111	(8)
Other income and expenses	(1)	1	(2)
EBITDA	$226	$220	$6
Number of customers, thousands	1,401	1,382	19
Heating degree days, Fahrenheit	4,251	3,525	726
Pipeline throughput, TBtu (a)	294	314	(20)
Canadian dollar exchange rate, average	1.10	1.01	0.09
___________

(a)	Trillion British thermal units.

Operating Revenues. The $19 million increase was driven by:

•	a $95 million increase in customer usage of natural gas primarily due to weather that was more than 20% colder than in 2013,

•	a $15 million increase from growth in the number of customers,

•
a $10 million increase, net of earnings sharing, as a result of a decision by the OEB in March 2014 primarily regarding certain 2012 revenues realized from the optimization of upstream transportation contracts being treated as utility earnings, and

•	a $6 million increase in industrial market usage, partially offset by

•	a $68 million decrease resulting from a weaker Canadian dollar,

•
a $28 million decrease from lower natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month New York Mercantile Exchange (NYMEX) forecast,

•	a $7 million decrease primarily due to lower proposed 2014 distribution rates subject to approval by the OEB, and

•	a $5 million decrease due to 2014 earnings to be shared with customers in accordance with the new incentive regulation framework.
Natural Gas Purchased. The $19 million increase was driven by:

•	a $65 million increase due to higher volumes of natural gas sold primarily due to colder weather,

•	a $13 million increase from growth in the number of customers,

•	a $7 million increase in operating fuel costs primarily due to gas measurement variances, and

•	a $4 million increase in industrial market usage, partially offset by

•	a $37 million decrease resulting from a weaker Canadian dollar, and

•	a $28 million decrease from lower natural gas prices passed through to customers.
Operating, Maintenance and Other. The $8 million decrease was primarily due to a weaker Canadian dollar.
EBITDA. The $6 million increase was largely the result of higher customer usage due to colder weather and the impact of a decision by the OEB in March 2014 primarily regarding certain 2012 revenues realized from the optimization of upstream transportation contracts being treated as utility earnings, mostly offset by a weaker Canadian dollar, higher operating fuel costs, lower proposed 2014 distribution rates subject to approval from the OEB and 2014 earnings to be shared with customers under the new incentive regulation framework.
Western Canada Transmission & Processing

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$575	$443	$132
Operating expenses
Natural gas and petroleum products purchased	174	111	63
Operating, maintenance and other	165	151	14
Other income and expenses	1	9	(8)
EBITDA	$237	$190	$47
Pipeline throughput, TBtu	242	203	39
Volumes processed, TBtu	177	175	2
Empress inlet volumes, TBtu	129	121	8
Canadian dollar exchange rate, average	1.10	1.01	0.09
Operating Revenues. The $132 million increase was driven by:

•	a $72 million increase due to higher propane prices associated with the Empress NGL business,

•	a $48 million increase due primarily to higher sales volumes of residual natural gas at the Empress operations,

•	a $25 million increase in NGL sales volumes at Empress,

•	a $15 million increase in gathering and processing revenues from new facilities at Horn River and Montney unconventional development areas,

•	a $14 million increase in transmission revenues due primarily to higher tolls at BC Pipeline,

•	a $10 million increase primarily in interruptible transmission revenues due to a new supply source connected to the M&N Canada system, and

•	a $3 million increase in carbon and other non-income tax expense recovered from customers, partially offset by

•	a $54 million decrease as a result of a weaker Canadian dollar.
Natural Gas and Petroleum Products Purchased. The $63 million increase was driven by:

•	a $73 million increase due primarily to higher volumes of natural gas purchases for extraction and make-up at Empress, and

•	a $4 million increase primarily as a result of higher costs of NGL purchases at the Empress facility, partially offset by

•	a $16 million decrease as a result of a weaker Canadian dollar.
Operating, Maintenance and Other. The $14 million increase was driven by:

•	an $11 million increase primarily in costs passed through to customers at M&N Canada,

•	a $5 million increase in Empress plant fuel and electricity costs due primarily to higher prices,

•	a $4 million increase in maintenance costs,

•	a $3 million increase in operating costs for new facilities, and

•	a $3 million increase in carbon and other non-income tax expense, partially offset by

•	a $15 million decrease as a result of a weaker Canadian dollar.
Other Income and Expenses. The $8 million decrease was driven primarily by lower AFUDC resulting from decreased capital spending on expansion projects.
EBITDA. The $47 million increase was driven by higher earnings at the Empress NGL business due primarily to higher propane prices, partially offset by the effect of a weaker Canadian dollar.
Field Services

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	(in millions, except where noted)
Equity in earnings of unconsolidated affiliates	$130	$88	$42
EBITDA	$130	$88	$42
Natural gas gathered and processed/transported, TBtu/d (a,b)	7.2	6.9	0.3
NGL production, MBbl/d (a)	445	396	49
Average natural gas price per MMBtu (c,d)	$4.94	$3.34	$1.60
Average NGL price per gallon (e)	$1.06	$0.89	$0.17
Average crude oil price per barrel (f)	$98.68	$94.66	$4.02
___________

(a)	Reflects 100% of volumes.

(b)	Trillion British thermal units per day.

(c)	Average price based on NYMEX Henry Hub.

(d)	Million British thermal units.

(e)	Does not reflect results of commodity hedges. The 2013 NGL price per gallon has been revised to reflect the impact of ethane rejection.

(f)	Average price based on NYMEX calendar month.

EBITDA. Higher equity earnings of $42 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $39 million increase from commodity-sensitive processing arrangements due to higher NGL, natural gas and crude oil prices,

•	a $22 million increase attributable to favorable results from NGL and gas trading and marketing,

•	a $12 million increase in gathering and processing margins mainly due to higher volumes as a result of asset growth, and

•	a $5 million increase in gains associated with the issuance of partnership units by DCP Partners in 2014 compared to 2013, partially offset by

•
a $15 million decrease mainly attributable to higher interest expense due to higher interest rates from newly issued debt and lower capitalized interest due to certain projects which were placed in service in 2013,

•	an $8 million decrease primarily attributable to higher depreciation expense as a result of growth,

•	a $7 million decrease primarily attributable to higher operating costs as a result of growth, and

•	a $5 million decrease primarily attributable to incremental dropdowns to DCP Partners, which increased net income attributable to noncontrolling interests.
Other

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
	(in millions)
Operating revenues	$18	$18	$—
Operating expenses
Operating, maintenance and other	38	36	2
Other income and expenses	3	4	(1)
EBITDA	$(17)	$(14)	$(3)
EBITDA. The $3 million decrease reflects higher corporate costs.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2014, we had negative working capital of $1,515 million. This balance includes commercial paper liabilities totaling $917 million and current maturities of long-term debt of $905 million. We will rely upon cash flows from operations and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. SEP is expected to be self-funding through its cash flows from operations, use of its revolving credit facility and its access to capital markets. We receive cash distributions from SEP in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights.
As of March 31, 2014, our revolving credit facilities included Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 300 million Canadian dollar facility and Union Gas’ 400 million Canadian dollar facility. We had available capacity of $1,716 million under SEP’s credit facility and $1,000 million under our other subsidiaries’ credit facilities. These facilities are used principally as back-stops for commercial paper programs. At Spectra Capital, SEP and Westcoast, we primarily use commercial paper for temporary funding of capital expenditures. At Union Gas, we primarily use commercial paper to support short-term working capital fluctuations. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.

Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net cash provided by (used in):
Operating activities	$686	$582
Investing activities	(402)	(1,774)
Financing activities	(290)	1,287
Effect of exchange rate changes on cash	(2)	(1)
Net increase (decrease) in cash and cash equivalents	(8)	94
Cash and cash equivalents at beginning of the period	201	94
Cash and cash equivalents at end of the period	$193	$188

Operating Cash Flows
Net cash provided by operating activities increased $104 million to $686 million for the three months ended March 31, 2014 compared to the same period in 2013, driven mostly by higher earnings.

Investing Cash Flows
Net cash used in investing activities decreased $1,372 million to $402 million in the three months ended March 31, 2014 compared to the same period in 2013. This change was driven mainly by the acquisition of Express-Platte in 2013, partially offset by lower capital and investment expenditures in 2014.

	Three Months Ended March 31,
	2014	2013
	(in millions)
Capital and Investment Expenditures
Spectra Energy Partners (a,b)	$199	$301
Distribution	44	37
Western Canada Transmission & Processing	140	165
Total reportable segments	383	503
Other	9	10
Total consolidated	$392	$513
___________

(a)	Excludes a $1,254 million net cash outlay for the acquisition of Express-Platte in 2013.

(b)	Excludes reimbursements from noncontrolling interests of $6 million in 2014.
Capital and investment expenditures for the three months ended March 31, 2014 consisted of $308 million for expansion projects and $84 million for maintenance and other projects.
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

Financing Cash Flows and Liquidity
Net cash used in financing activities totaled $290 million in the three months ended March 31, 2014 compared to $1,287 million provided by financing activities in the same period of 2013. This change was driven by:

•	a $1,337 million net decrease in long-term debt issuances in 2014, primarily due to issuances in 2013 used to fund the acquisition of Express-Platte, and

•	a $102 million net decrease in commercial paper in 2014 compared to a $166 million net increase in 2013, partially offset by

•	$52 million of proceeds from the issuance of SEP common units to the public in 2014.

In January 2014, Spectra Capital borrowed $300 million available under its unsecured delayed-draw term loan agreement. The borrowings are due in 2018. Proceeds from borrowing were used for general corporate purposes.

In the three months ended March 31, 2014, SEP issued 1.1 million common units to the public, representing limited partner interests, and 24,000 general partner units in connection with its continuous offering program. Total net proceeds to SEP were $53 million (net proceeds to Spectra Energy were $52 million). The net proceeds were used for SEP's general partnership purposes, which may have included debt repayments, future acquisitions, capital expenditures and/or additions to working capital.
Available Credit Facilities and Restrictive Debt Covenants. See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants.
The terms of our Spectra Capital credit agreement require our consolidated debt-to-total-capitalization ratio, as defined in the agreement, to be 65% or lower. Per the terms of the agreement, collateralized debt is excluded from the calculation of the ratio. As of March 31, 2014, this ratio was 57%. Our equity and, as a result, this ratio, is sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations. Based on the strength of our total capitalization as of March 31, 2014, however, it is not likely that a material adverse effect would occur as a result of a weakened Canadian dollar.

Dividends. Our near-term objective is to increase our cash dividend by $0.12 per year through 2016. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. We declared a quarterly cash dividend of $0.335 per common share on April 15, 2014 payable on June 10, 2014 to shareholders of record at the close of business on May 9, 2014.

Other Financing Matters. Spectra Energy Corp and Spectra Capital have an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of various equity and debt securities. SEP has an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of limited partner common units and various debt securities. SEP also has $423 million available as of March 31, 2014 for the issuance of limited partner common units and various debt securities under another effective shelf registration statement on file with the SEC related to its continuous offering program. Westcoast and Union Gas have an aggregate 1.1 billion Canadian dollars (approximately $1.0 billion) available as of March 31, 2014 for the issuance of debt securities in the Canadian market under debt shelf prospectuses.

OTHER ISSUES
New Accounting Pronouncements. See Note 20 for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013. We believe our exposure to market risk has not changed materially since then.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2014 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 which could materially affect our financial condition or future results. There have been no material changes to those risk factors.

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

(a) Exhibits

Exhibit Number

*+10.1	Form of Phantom Stock Award Agreement (2014) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan.

*+10.2	Form of Performance Award Agreement (2014) pursuant to the Spectra Energy Corp 2007 Lon-Term Incentive Plan.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
+	Denotes management contract or compensatory plan or arrangement.
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

SPECTRA ENERGY CORP

Date: May 8, 2014	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer

Date: May 8, 2014	/s/ J. Patrick Reddy
J. Patrick Reddy
Chief Financial Officer