Form 10-Q
period 2014-06-30
Spectra Energy Corp.
filed 2014-08-07
CIK 1373835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.001 par value, outstanding as of June 30, 2014: 670,893,796

SPECTRA ENERGY CORP
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2014

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
SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenues
Transportation, storage and processing of natural gas	$780	$766	$1,667	$1,566
Distribution of natural gas	309	283	935	908
Sales of natural gas liquids	40	65	227	177
Transportation of crude oil	70	67	141	80
Other	54	39	126	78
Total operating revenues	1,253	1,220	3,096	2,809
Operating Expenses
Natural gas and petroleum products purchased	209	167	737	632
Operating, maintenance and other	405	410	768	742
Depreciation and amortization	199	196	399	382
Property and other taxes	102	93	215	193
Total operating expenses	915	866	2,119	1,949
Operating Income	338	354	977	860
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	85	72	246	182
Other income and expenses, net	6	22	15	55
Total other income and expenses	91	94	261	237
Interest Expense	176	160	354	309
Earnings Before Income Taxes	253	288	884	788
Income Tax Expense	65	62	229	192
Net Income	188	226	655	596
Net Income—Noncontrolling Interests	42	27	90	57
Net Income—Controlling Interests	$146	$199	$565	$539
Common Stock Data
Weighted-average shares outstanding
Basic	671	669	671	669
Diluted	673	671	672	671
Earnings per share
Basic	$0.22	$0.30	$0.84	$0.81
Diluted	$0.22	$0.30	$0.84	$0.80
Dividends per share	$0.335	$0.305	$0.67	$0.61

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$188	$226	$655	$596
Other comprehensive income (loss)
Foreign currency translation adjustments	223	(251)	(25)	(440)
Unrealized mark-to-market net gain on hedges	1	—	3	3
Reclassification of cash flow hedges into earnings	1	2	3	4
Pension and benefits impact (net of taxes of $3, $5, $6 and $9, respectively)	6	10	13	21
Other	—	(1)	—	—
Total other comprehensive income (loss)	231	(240)	(6)	(412)
Total Comprehensive Income (Loss), net of tax	419	(14)	649	184
Less: Comprehensive Income—Noncontrolling Interests	45	25	89	52
Comprehensive Income (Loss)—Controlling Interests	$374	$(39)	$560	$132

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30, 2014	December 31, 2013
ASSETS

Current Assets
Cash and cash equivalents	$300	$201
Receivables, net	1,222	1,336
Inventory	277	263
Fuel tracker	165	28
Other	241	253
Total current assets	2,205	2,081

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	2,803	3,043
Goodwill	4,841	4,810
Other	398	385
Total investments and other assets	8,042	8,238

Property, Plant and Equipment
Cost	29,223	28,456
Less accumulated depreciation and amortization	6,963	6,627
Net property, plant and equipment	22,260	21,829

Regulatory Assets and Deferred Debits	1,439	1,385

Total Assets	$33,946	$33,533

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per-share amounts)

	June 30, 2014	December 31, 2013
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$518	$440
Commercial paper	769	1,032
Taxes accrued	103	72
Interest accrued	193	201
Current maturities of long-term debt	496	1,197
Other	1,077	1,097
Total current liabilities	3,156	4,039

Long-term Debt	13,141	12,488

Deferred Credits and Other Liabilities
Deferred income taxes	5,223	4,968
Regulatory and other	1,423	1,457
Total deferred credits and other liabilities	6,646	6,425

Commitments and Contingencies

Preferred Stock of Subsidiaries	258	258

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 671 million and 670 million shares outstanding at June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	4,918	4,869
Retained earnings	2,497	2,383
Accumulated other comprehensive income	1,236	1,241
Total controlling interests	8,652	8,494
Noncontrolling interests	2,093	1,829
Total equity	10,745	10,323

Total Liabilities and Equity	$33,946	$33,533

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$655	$596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	405	388
Deferred income tax expense	224	182
Equity in earnings of unconsolidated affiliates	(246)	(182)
Distributions received from unconsolidated affiliates	199	147
Other	(28)	69
Net cash provided by operating activities	1,209	1,200
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(833)	(959)
Investments in and loans to unconsolidated affiliates	(30)	(168)
Acquisitions, net of cash acquired	—	(1,254)
Purchases of held-to-maturity securities	(437)	(456)
Proceeds from sales and maturities of held-to-maturity securities	453	463
Purchases of available-for-sale securities	(13)	(2,899)
Proceeds from sales and maturities of available-for-sale securities	7	2,722
Distributions received from unconsolidated affiliates	242	13
Other changes in restricted funds	(1)	1
Other	—	2
Net cash used in investing activities	(612)	(2,535)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	712	1,848
Payments for the redemption of long-term debt	(736)	(546)
Net increase (decrease) in commercial paper	(256)	440
Distributions to noncontrolling interests	(81)	(69)
Contributions from noncontrolling interests	112	—
Dividends paid on common stock	(453)	(412)
Proceeds from the issuance of Spectra Energy Partners, LP common units	191	190
Other	12	10
Net cash provided by (used in) financing activities	(499)	1,461
Effect of exchange rate changes on cash	1	(3)
Net increase in cash and cash equivalents	99	123
Cash and cash equivalents at beginning of period	201	94
Cash and cash equivalents at end of period	$300	$217
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$118	$148

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
				Foreign Currency Translation Adjustments	Other	Noncontrolling Interests	Total
December 31, 2013	$1	$4,869	$2,383	$1,557	$(316)	$1,829	$10,323
Net income	—	—	565	—	—	90	655
Other comprehensive income (loss)	—	—	—	(24)	19	(1)	(6)
Dividends on common stock	—	—	(451)	—	—	—	(451)
Stock-based compensation	—	6	—	—	—	—	6
Distributions to noncontrolling interests	—	—	—	—	—	(81)	(81)
Contributions from noncontrolling interests	—	—	—	—	—	112	112
Spectra Energy common stock issued	—	9	—	—	—	—	9
Spectra Energy Partners, LP common units issued	—	29	—	—	—	144	173
Transfer of interests in subsidiaries to Spectra Energy Partners, LP	—	—	—	—	—	1	1
Other, net	—	5		—	—	(1)	4
June 30, 2014	$1	$4,918	$2,497	$1,533	$(297)	$2,093	$10,745

December 31, 2012	$1	$5,297	$2,165	$2,044	$(535)	$871	$9,843
Net income	—	—	539	—	—	57	596
Other comprehensive income (loss)	—	—	—	(435)	28	(5)	(412)
Dividends on common stock	—	—	(410)	—	—	—	(410)
Stock-based compensation	—	4	—	—	—	—	4
Distributions to noncontrolling interests	—	—	—	—	—	(69)	(69)
Spectra Energy common stock issued	—	10	—	—	—	—	10
Spectra Energy Partners, LP common units issued	—	38	—	—	—	128	166
Other, net		(2)	—			3	1
June 30, 2013	$1	$5,347	$2,294	$1,609	$(507)	$985	$9,729

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

We manage our business in four reportable segments: Spectra Energy Partners, Distribution, Western Canada Transmission & Processing and Field Services. The remainder of our business operations is presented as “Other,” and consists of unallocated corporate costs and employee benefit plan assets and liabilities, 100%-owned captive insurance subsidiaries and other miscellaneous activities.

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

Spectra Energy Partners provides transmission, storage and gathering of natural gas, as well as the transportation of crude oil and natural gas liquids (NGLs) through interstate pipeline systems for customers in various regions of the midwestern, northeastern and southeastern United States and Canada. The natural gas transmission and storage operations are primarily subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The crude oil transportation operations are primarily subject to regulation by the FERC in the U.S. and the National Energy Board (NEB) in Canada. Our Spectra Energy Partners segment is composed of the operations of SEP, less governance costs, which are included in “Other.”

Distribution provides retail natural gas distribution service in Ontario, Canada, as well as natural gas transmission and storage services to other utilities and energy market participants. These services are provided by Union Gas Limited (Union Gas), and are primarily subject to the rules and regulations of the Ontario Energy Board (OEB).

Western Canada Transmission & Processing provides transmission of natural gas, natural gas gathering and processing services, and NGL extraction, fractionation, transportation, storage and marketing to customers in western Canada, the northern tier of the United States and the Maritime Provinces in Canada. This segment conducts business mostly through BC Pipeline, BC Field Services, and the NGL marketing and Canadian Midstream businesses, and Maritimes & Northeast Pipeline Limited Partnership (M&N Canada). BC Pipeline and BC Field Services operations are primarily subject to the rules and regulations of the NEB.

Field Services gathers, compresses, treats, processes, transports, stores and sells natural gas, produces, fractionates, transports, stores and sells NGLs, and recovers and sells condensate. In addition, Field Services trades and markets natural gas and NGLs. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by Phillips 66. DCP Midstream gathers raw natural gas through gathering systems located in nine major conventional and non-conventional natural gas producing regions: Mid-Continent, Rocky Mountain, East Texas-North Louisiana, Barnett Shale, Gulf Coast, South Texas, Central Texas, Antrim Shale and Permian Basin. DCP Midstream Partners, LP (DCP Partners) is a publicly-traded master limited partnership, of which DCP Midstream acts as general partner. As of June 30, 2014, DCP Midstream had an approximate 22% ownership interest in DCP Partners, including DCP Midstream’s limited partner and general partner interests.

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

Business Segment Data

Condensed Consolidated Statements of Operations
	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/ Consolidated Earnings before Income Taxes
	(in millions)
Three Months Ended June 30, 2014
Spectra Energy Partners	$531	$—	$531	$72	$374
Distribution	360	—	360	48	112
Western Canada Transmission & Processing	360	31	391	68	111
Field Services	—	—	—	—	54
Total reportable segments	1,251	31	1,282	188	651
Other	2	17	19	11	(24)
Eliminations	—	(48)	(48)	—	—
Depreciation and amortization	—	—	—	—	199
Interest expense	—	—	—	—	176
Interest income and other	—	—	—	—	1
Total consolidated	$1,253	$—	$1,253	$199	$253

Three Months Ended June 30, 2013
Spectra Energy Partners	$492	$—	$492	$65	$358
Distribution	352	—	352	51	115
Western Canada Transmission & Processing	373	18	391	70	157
Field Services	—	—	—	—	46
Total reportable segments	1,217	18	1,235	186	676
Other	3	15	18	10	(29)
Eliminations	—	(33)	(33)	—	—
Depreciation and amortization	—	—	—	—	196
Interest expense	—	—	—	—	160
Interest income and other	—	—	—	—	(3)
Total consolidated	$1,220	$—	$1,220	$196	$288

Six Months Ended June 30, 2014
Spectra Energy Partners	$1,112	$—	$1,112	$145	$803
Distribution	1,078	—	1,078	97	338
Western Canada Transmission & Processing	901	65	966	135	348
Field Services	—	—	—	—	184
Total reportable segments	3,091	65	3,156	377	1,673
Other	5	32	37	22	(41)
Eliminations	—	(97)	(97)	—	—
Depreciation and amortization	—	—	—	—	399
Interest expense	—	—	—	—	354
Interest income and other	—	—	—	—	5
Total consolidated	$3,096	$—	$3,096	$399	$884

Six Months Ended June 30, 2013
Spectra Energy Partners	$951	$—	$951	$126	$705
Distribution	1,051	—	1,051	102	335
Western Canada Transmission & Processing	801	33	834	134	347
Field Services	—	—	—	—	134
Total reportable segments	2,803	33	2,836	362	1,521
Other	6	30	36	20	(43)
Eliminations	—	(63)	(63)	—	—
Depreciation and amortization	—	—	—	—	382
Interest expense	—	—	—	—	309
Interest income and other	—	—	—	—	1
Total consolidated	$2,809	$—	$2,809	$382	$788

4. Regulatory Matters

Union Gas. In January 2014, Union Gas filed a notice of motion seeking leave to appeal to the Ontario Court of Appeal (Court of Appeal) for the unsuccessful appeal to the Ontario Divisional Court on the OEB’s treatment of 2011 revenues derived from the optimization of our upstream transportation contracts. A decision from the Court of Appeal on the notice of motion was issued in April 2014 granting leave to appeal. In May 2014, Union Gas filed a notice of appeal and a hearing is scheduled for December 2014.

Union Gas filed an application with the OEB in May 2013 for the annual disposition of the 2012 non-commodity deferral account balances. A decision on that application was issued by the OEB in March 2014. Among other things, the OEB determined that revenues derived from the optimization of Union Gas’ upstream transportation contracts in 2012 will be treated as revenues and included in utility earnings instead of a reduction to gas costs. The decision also denied a proposal to recover certain over-refunds to customers and reduced incentive amounts related to Union Gas’ 2011 energy conservation program. As a result of this OEB decision, Union Gas recognized pre-tax income of $10 million in the first quarter of 2014, comprised of a $32 million increase in Transportation, Storage and Processing of Natural Gas revenues, a $15 million decrease in Distribution of Natural Gas revenues and a $7 million decrease in Other revenues on the Condensed Consolidated Statements of Operations. In addition, the decision also approved the deferral of pension expense for recovery from customers, resulting in pre-tax income of $7 million, recorded as a reduction in Operating, Maintenance and Other expense in the second quarter of 2014.

On May 2, 2014, Union Gas filed an application with the OEB for the annual disposition of its 2013 non-commodity deferral account balances. The combined impact is a net payable to customers of approximately $21 million which is primarily reflected as Current Liabilities—Other on the Condensed Consolidated Balance Sheets at June 30, 2014. A hearing and decision from the OEB is expected later this year.
5. Income Taxes

Income tax expense was $65 million for the three months ended June 30, 2014, compared with $62 million for the same period in 2013. The higher tax expense was driven by the reversal of tax reserves in the 2013 period as a result of favorable Canadian federal income tax legislation enacted in the second quarter of 2013, mostly offset by lower Canadian earnings in 2014.

Income tax expense was $229 million for the six months ended June 30, 2014, compared with $192 million for the same period in 2013. The higher tax expense was driven primarily by higher earnings and the reversal of tax reserves in the 2013 period.

The effective income tax rate for the three months ended June 30, 2014 and 2013 was 26% and 22%, respectively, and 26% and 24% for the six-month periods, respectively. The lower effective tax rates in the 2013 periods resulted primarily from the reversal of tax reserves in the second quarter of 2013.

There was no material net change in unrecognized tax benefits recorded during the six-month period ended June 30, 2014. Although uncertain, we believe it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $15 million to $20 million prior to June 30, 2015.

In September 2013, the U.S. Treasury and the Internal Revenue Service (IRS) issued final regulations regarding the deduction and capitalization of expenditures related to tangible property (tangible property regulations). The final IRS regulations apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are for tax years beginning on or after January 1, 2014. We are currently evaluating the tangible property regulations and awaiting the release of additional regulations and industry specific guidance. Any changes resulting from the tangible property regulations will affect the timing of deducting expenditures for tax purposes and the impact will be reflected in income tax payable or receivable, deferred taxes and cash paid for income taxes. Our earnings will not be impacted.
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

The following table presents our basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per-share amounts)

Net income—controlling interests	$146	$199	$565	$539
Weighted-average common shares outstanding
Basic	671	669	671	669
Diluted	673	671	672	671
Basic earnings per common share (a)	$0.22	$0.30	$0.84	$0.81
Diluted earnings per common share (a)	$0.22	$0.30	$0.84	$0.80
—————
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
7. Accumulated Other Comprehensive Income

The following table presents the net of tax changes in Accumulated Other Comprehensive Income (AOCI) by component and amounts reclassified out of AOCI to Net Income, excluding amounts attributable to noncontrolling interests:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefit Plan Obligations	Gas Purchase Contract Hedges	Other	Total Accumulated Other Comprehensive Income
			(in millions)
March 31, 2014	$1,313	$(297)	$(7)	$(1)	$1,008
Reclassified to net income	—	—	—	1	1
Other AOCI activity	220	6	1	—	227
June 30, 2014	$1,533	$(291)	$(6)	$—	$1,236

March 31, 2013	$1,858	$(496)	$(18)	$(4)	$1,340
Reclassified to net income	—	—	1	1	2
Other AOCI activity	(249)	10	—	(1)	(240)
June 30, 2013	$1,609	$(486)	$(17)	$(4)	$1,102

December 31, 2013	$1,557	$(304)	$(11)	$(1)	$1,241
Reclassified to net income	—	—	2	1	3
Other AOCI activity	(24)	13	3	—	(8)
June 30, 2014	$1,533	$(291)	$(6)	$—	$1,236

December 31, 2012	$2,044	$(507)	$(23)	$(5)	$1,509
Reclassified to net income	—	—	3	1	4
Other AOCI activity	(435)	21	3	—	(411)
June 30, 2013	$1,609	$(486)	$(17)	$(4)	$1,102

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

	June 30, 2014	December 31, 2013
	(in millions)
Natural gas	$166	$155
NGLs	33	30
Materials and supplies	78	78
Total inventory	$277	$263
9. Investments in and Loans to Unconsolidated Affiliates

Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Operating revenues	$3,541	$2,861	$7,456	$5,473
Operating expenses	3,387	2,671	7,032	5,121
Operating income	154	190	424	352
Net income	92	142	295	262
Net income attributable to members’ interests	89	78	254	169

DCP Partners issues, from time to time, limited partner units to the public, which are recorded by DCP Midstream directly to its equity. Our proportionate share of gains from those issuances, totaling $9 million and $7 million in the second quarters of 2014 and 2013, respectively, and $57 million and $50 million during the six-month periods ended June 30, 2014 and 2013, respectively, are reflected in Equity in Earnings of Unconsolidated Affiliates in the Condensed Consolidated Statements of Operations.
10. Goodwill

We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. We completed our annual goodwill impairment test as of April 1, 2014 and no impairments were identified.

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

The following presents changes in goodwill during 2014:

Goodwill
(in millions)
December 31, 2013	$4,810
Acquisition of Express-Platte	37
Foreign currency translation	(6)
June 30, 2014	$4,841

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

AFS Securities. AFS securities are as follows:

	Estimated Fair Value
	June 30, 2014	December 31, 2013
	(in millions)
Corporate debt securities	$24	$18
Money market funds	1	1
Total available-for-sale securities	$25	$19

Our AFS securities are classified on the Condensed Consolidated Balance Sheets as follows:

	Estimated Fair Value
	June 30, 2014	December 31, 2013
	(in millions)
Restricted funds
Investments and other assets—other	$1	$1
Non-restricted funds
Current assets—other	—	7
Investments and other assets—other	24	11
Total available-for-sale securities	$25	$19

At June 30, 2014, the weighted-average contractual maturity of outstanding AFS securities was two years.

There were no material gross unrealized holding gains or losses associated with investments in AFS securities at June 30, 2014 or December 31, 2013.

HTM Securities. All of our HTM securities are restricted funds and are as follows:

		Estimated Fair Value
Description	Condensed Consolidated Balance Sheet Caption	June 30, 2014	December 31, 2013
		(in millions)
Bankers acceptances	Current assets—other	$35	$35
Canadian government securities	Current assets—other	33	34
Money market funds	Current assets—other	4	3
Canadian government securities	Investments and other assets—other	125	131
Bankers acceptances	Investments and other assets—other	—	10
Total held-to-maturity securities		$197	$213

All of our HTM securities are restricted funds pursuant to certain M&N Canada and Express-Platte debt agreements. The funds restricted for M&N Canada, plus future cash from operations that would otherwise be available for distribution to the partners of M&N Canada, are required to be placed in escrow until the balance in escrow is sufficient to fund all future debt service on the M&N Canada 6.90% senior secured notes. There are sufficient funds held in escrow to fund all future debt service on these M&N Canada notes.

At June 30, 2014, the weighted-average contractual maturity of outstanding HTM securities was one year.

There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at June 30, 2014 or December 31, 2013.

Other Restricted Funds. In addition to the portions of the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $20 million at June 30, 2014 and $19 million at December 31, 2013 classified as Current Assets—Other. These restricted funds are related to additional amounts for the M&N Canada debt service requirements and insurance.

Changes in restricted funds’ balances are presented within Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.

12. Debt and Credit Facilities
Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Total Credit Facilities Capacity	Commercial Paper Outstanding at June 30, 2014	Available Credit Facilities Capacity

		(in millions)
Spectra Energy Capital, LLC (a)	2018	$1,000	$220	$780
SEP (b)	2018	2,000	549	1,451
Westcoast Energy Inc. (c)	2016	281	—	281
Union Gas (d)	2016	375	—	375
Total		$3,656	$769	$2,887
 ___________

(a)
Revolving credit facility contains a covenant requiring the Spectra Energy Corp consolidated debt-to-total capitalization ratio, as defined in the agreement, to not exceed 65%. Per the terms of the agreement, collateralized debt is excluded from the calculation of the ratio. This ratio was 56% at June 30, 2014.

(b)
Revolving credit facility contains a covenant that requires SEP to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the credit agreement, of 5.0 to 1 or less, provided that for three fiscal quarters subsequent to certain acquisitions (such as the November 1, 2013 U.S. Assets Dropdown from Spectra Energy Corp), the ratio may be 5.5 to 1 or less. As of June 30, 2014, this ratio was 3.9 to 1 after giving effect to the U.S. Assets Dropdown.

(c)
U.S. dollar equivalent at June 30, 2014. The revolving credit facility is 300 million Canadian dollars and contains a covenant that requires the Westcoast Energy Inc. non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 41% at June 30, 2014.

(d)
U.S. dollar equivalent at June 30, 2014. The revolving credit facility is 400 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 65% at June 30, 2014.

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facilities. As of June 30, 2014, there were no letters of credit issued or revolving borrowings outstanding under the credit facilities.

Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2014, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
Debt Issuances. On June 2, 2014, Union Gas issued 200 million Canadian dollars (approximately $183 million as of the issuance date) of 2.76% unsecured notes due 2021 and 250 million Canadian dollars (approximately $229 million as of the issuance date) of 4.20% unsecured notes due 2044. Net proceeds from the offerings were used for general corporate purposes.
In January 2014, Spectra Energy Capital, LLC (Spectra Capital) borrowed the full $300 million available under its unsecured term loan agreement. Interest on the borrowing is based on LIBOR (London Interbank Offered Rate) and the borrowing is due in 2018. Net proceeds from the borrowing were used for general corporate purposes.

13. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	June 30, 2014
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$73	$—	$73	$—
Banker acceptances	Cash and cash equivalents	3	—	3	—
Interest rate swaps	Current assets—other	4	—	4	—
Corporate debt securities	Investments and other assets—other	24	—	24	—
Interest rate swaps	Investments and other assets—other	19	—	19	—
Money market funds	Investments and other assets—other	1	1	—	—
Total Assets		$124	$1	$123	$—
Commodity derivatives	Current liabilities—other	$6	$—	$—	$6
Interest rate swaps	Current liabilities—other	3	—	3	—
Natural gas purchase contracts	Deferred credits and other liabilities—regulatory and other	1	—	—	1
Commodity derivatives	Deferred credits and other liabilities—regulatory and other	2	—	—	2
Total Liabilities		$12	$—	$3	$9

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2013
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$49	$—	$49	$—
Corporate debt securities	Current assets—other	7	—	7	—
Interest rate swaps	Current assets—other	8	—	8	—
Corporate debt securities	Investments and other assets—other	11	—	11	—
Interest rate swaps	Investments and other assets—other	15	—	15	—
Money market funds	Investments and other assets—other	1	1	—	—
Total Assets		$91	$1	$90	$—
Natural gas purchase contracts	Deferred credits and other liabilities—regulatory and other	$3	$—	$—	$3
Interest rate swaps	Deferred credits and other liabilities—regulatory and other	6	—	6	—
Total Liabilities		$9	$—	$6	$3

The following presents changes in Level 3 liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Derivative liabilities
Fair value, beginning of period	$5	$6	$3	$9
Total realized/unrealized losses (gains):
Included in earnings	5	—	9	1
Included in other comprehensive income	(1)	—	(4)	(4)
Settlements	—	—	1	—
Fair value, end of period	$9	$6	$9	$6
Total losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to liabilities held at the end of the period	$4	$—	$7	$1

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

For natural gas purchases contracts and commodity derivatives, we utilize data obtained from third-party sources for the determination of fair value. The expected future cash flows arising from our swaps are discounted to present value. In addition, credit default swap rates or historical average credit default rates by credit rating are used to develop the adjustment for credit risk embedded in our positions. As these transactions are limited, we believe a Level 3 classification is appropriate.

Financial Instruments

The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets.

	June 30, 2014		December 31, 2013
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	13,625	15,226	13,668	14,701
__________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes unamortized items and fair value hedge carrying value adjustments.

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

14. Risk Management and Hedging Activities

We are exposed to the impact of market fluctuations in the prices of NGLs and natural gas purchased as a result of our investment in DCP Midstream, the ownership of the NGL marketing operations in western Canada and processing associated with our U.S. pipeline assets. Exposure to interest rate risk exists as a result of the issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from our Canadian operations. We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, mostly around interest rate and commodity exposures.

DCP Midstream manages their direct exposure to market prices separate from Spectra Energy, and utilizes various risk management strategies, including the use of commodity derivatives.

Other than interest rate swaps and commodity derivatives described below, we did not have any significant derivatives outstanding during the six months ended June 30, 2014.

Interest Rate Swaps

At June 30, 2014, we had “pay floating—receive fixed” interest rate swaps outstanding with a total notional principal amount of $1,617 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	June 30, 2014			December 31, 2013
	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount
Description	(in millions)
Assets	$23	$2	$21	$23	$3	$20
Liabilities	3	2	1	6	3	3

At June 30, 2014, we had interest rate swaps with another counterparty which were in a liability position of $2 million which could be terminated by the counterparty if one of our credit ratings falls below investment grade. In addition, we had one interest rate swap with a counterparty which was in a liability position of $1 million which could be terminated at any time.

Commodity Derivatives

Effective January 2014, we instituted a commodity price risk management program at Western Canada Transmission & Processing’s Empress NGL business and elected to not apply cash flow hedge accounting.

At June 30, 2014, we had commodity mark-to-market derivatives outstanding with a total notional amount of 129 million gallons. The longest dated commodity derivative contract we currently have expires in 2017.

Information about our commodity derivatives that had netting or rights of offset arrangements are as follows:

	June 30, 2014
	Gross Amounts	Gross Amounts Offset	Net Amount Presented in the Condensed Consolidated Balance Sheets
Description	(in millions)
Assets	$140	$140	$—
Liabilities	148	140	8

Substantially all of our commodity derivative agreements outstanding at June 30, 2014 have provisions that require collateral to be posted in the amount of the net liability position if one of our credit ratings falls below investment grade.

Information regarding the impacts of commodity derivatives on our Condensed Consolidated Statements of Operations are as follows:

		Periods Ended June 30, 2014
Derivatives	Condensed Consolidated Statement of Operations Caption	Three Months	Six Months
		(in millions)
Commodity derivatives	Sales of natural gas liquids	$(4)	$(7)
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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of June 30, 2014 or December 31, 2013 related to litigation.
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
We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-100%-owned entities. In connection with our spin-off from Duke Energy Corporation (Duke Energy) in 2007, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of June 30, 2014 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these outstanding performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.
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
As of June 30, 2014, the amounts recorded for the guarantees and indemnifications described above are not material, both individually and in the aggregate.
17. Issuances of SEP Units

During the first half of 2014, SEP issued 3.9 million common units to the public, representing limited partner interests, and 80,000 general partner units to Spectra Energy under its continuous offering program. Total net proceeds to SEP were $195 million (net proceeds to Spectra Energy were $191 million). In connection with the issuances of the units, a $47 million gain ($29 million net of tax) to Additional Paid-in Capital and a $144 million increase in Equity-Noncontrolling Interests were recorded in the first half of 2014. The issuances decreased Spectra Energy's ownership in SEP from 84% to 83% at June 30, 2014.

The following table presents the effects of the issuances of SEP units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net income-controlling interests	$146	$199	$565	$539
Increase in additional paid-in capital resulting from issuances of SEP units	19	38	29	38
Total net income-controlling interests and changes in equity-controlling interests	$165	$237	$594	$577
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

Our policy is to fund our retirement plans, where applicable, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions of $10 million to our U.S. retirement plans in the six months ended June 30, 2014 and $11 million in the same period in 2013. We made total contributions to the Canadian DC and DB plans of $26 million in the six months ended June 30, 2014 and $46 million in the same period in 2013. We anticipate that we will make total contributions of approximately $22 million to the U.S. plans and approximately $40 million to the Canadian plans in 2014.
Qualified and Non-Qualified Pension Plans—Components of Net Periodic Pension Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
U.S.
Service cost benefit earned	$4	$4	$9	$9
Interest cost on projected benefit obligation	6	6	12	11
Expected return on plan assets	(9)	(8)	(19)	(16)
Amortization of loss	3	5	6	10
Net periodic pension cost	$4	$7	$8	$14

Canada
Service cost benefit earned	$8	$8	$15	$16
Interest cost on projected benefit obligation	13	12	26	25
Expected return on plan assets	(18)	(16)	(35)	(33)
Amortization of loss	5	9	11	18
Amortization of prior service cost	1	1	1	1
Net periodic pension cost	$9	$14	$18	$27

Other Post-Retirement Benefit Plans. We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.
Other Post-Retirement Benefit Plans—Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
U.S.
Interest cost on accumulated post-retirement benefit obligation	$2	$2	$4	$4
Expected return on plan assets	(1)	(1)	(2)	(2)
Amortization of loss	—	1	—	1
Net periodic other post-retirement benefit cost	$1	$2	$2	$3

Canada
Service cost benefit earned	$1	$1	$2	$2
Interest cost on accumulated post-retirement benefit obligation	2	1	3	3
Net periodic other post-retirement benefit cost	$3	$2	$5	$5

Retirement/Savings Plan
In addition to the retirement plans described above, we also have defined contribution employee savings plans available to both U.S. and Canadian employees. Employees may participate in a matching contribution where we match a certain percentage of before-tax employee contributions of up to 6% of eligible pay per pay period for U.S. employees and up to 5% of eligible pay per pay period for Canadian employees. We expensed pre-tax employer matching contributions of $4 million in both the three-month periods ended June 30, 2014 and 2013 and $7 million in both the six-month periods ended June 30, 2014 and 2013 for U.S. employees. We expensed pre-tax employer matching contributions of $3 million in both the three-month periods ended June 30, 2014 and 2013 and $6 million in both the six-month periods ended June 30, 2014 and 2013 for Canadian employees.
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

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2014
Total operating revenues	$—	$—	$1,253	$—	$1,253
Total operating expenses	—	1	914	—	915
Operating income (loss)	—	(1)	339	—	338
Equity in earnings of unconsolidated affiliates	—	—	85	—	85
Equity in earnings of consolidated subsidiaries	125	264	—	(389)	—
Other income and expenses, net	(1)	—	7	—	6
Interest expense	—	66	110	—	176
Earnings before income taxes	124	197	321	(389)	253
Income tax expense (benefit)	(22)	72	15	—	65
Net income	146	125	306	(389)	188
Net income—noncontrolling interests	—	—	42	—	42
Net income—controlling interests	$146	$125	$264	$(389)	$146

Three Months Ended June 30, 2013
Total operating revenues	$—	$—	$1,220	$—	$1,220
Total operating expenses	1	—	865	—	866
Operating income (loss)	(1)	—	355	—	354
Equity in earnings of unconsolidated affiliates	—	—	72	—	72
Equity in earnings of consolidated subsidiaries	194	317	—	(511)	—
Other income and expenses, net	(1)	1	22	—	22
Interest expense	—	51	109	—	160
Earnings before income taxes	192	267	340	(511)	288
Income tax expense (benefit)	(7)	73	(4)	—	62
Net income	199	194	344	(511)	226
Net income—noncontrolling interests	—	—	27	—	27
Net income—controlling interests	$199	$194	$317	$(511)	$199

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Six Months Ended June 30, 2014
Total operating revenues	$—	$—	$3,097	$(1)	$3,096
Total operating expenses	4	1	2,115	(1)	2,119
Operating income (loss)	(4)	(1)	982	—	977
Equity in earnings of unconsolidated affiliates	—	—	246	—	246
Equity in earnings of consolidated subsidiaries	540	899	—	(1,439)	—
Other income and expenses, net	(2)	1	16	—	15
Interest expense	—	131	223	—	354
Earnings before income taxes	534	768	1,021	(1,439)	884
Income tax expense (benefit)	(31)	228	32	—	229
Net income	565	540	989	(1,439)	655
Net income—noncontrolling interests	—	—	90	—	90
Net income—controlling interests	$565	$540	$899	$(1,439)	$565

Six Months Ended June 30, 2013
Total operating revenues	$—	$—	$2,810	$(1)	$2,809
Total operating expenses	3	—	1,947	(1)	1,949
Operating income (loss)	(3)	—	863	—	860
Equity in earnings of unconsolidated affiliates	—	—	182	—	182
Equity in earnings of consolidated subsidiaries	531	826	—	(1,357)	—
Other income and expenses, net	(3)	4	54	—	55
Interest expense	—	99	210	—	309
Earnings before income taxes	525	731	889	(1,357)	788
Income tax expense (benefit)	(14)	200	6	—	192
Net income	539	531	883	(1,357)	596
Net income—noncontrolling interests	—	—	57	—	57
Net income—controlling interests	$539	$531	$826	$(1,357)	$539

Spectra Energy Corp
Condensed Consolidating Statements of Comprehensive Income
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2014
Net income	$146	$125	$306	$(389)	$188
Other comprehensive income	2	—	229	—	231
Total comprehensive income, net of tax	148	125	535	(389)	419
Less: comprehensive income—noncontrolling interests	—	—	45	—	45
Comprehensive income—controlling interests	$148	$125	$490	$(389)	$374

Three Months Ended June 30, 2013
Net income	$199	$194	$344	$(511)	$226
Other comprehensive income (loss)	3	1	(244)	—	(240)
Total comprehensive income (loss), net of tax	202	195	100	(511)	(14)
Less: comprehensive income—noncontrolling interests	—	—	25	—	25
Comprehensive income (loss)—controlling interests	$202	$195	$75	$(511)	$(39)

Six Months Ended June 30, 2014
Net income	$565	$540	$989	$(1,439)	$655
Other comprehensive income (loss)	4	—	(10)	—	(6)
Total comprehensive income, net of tax	569	540	979	(1,439)	649
Less: comprehensive income—noncontrolling interests	—	—	89	—	89
Comprehensive income—controlling interests	$569	$540	$890	$(1,439)	$560

Six Months Ended June 30, 2013
Net income	$539	$531	$883	$(1,357)	$596
Other comprehensive income (loss)	7	1	(420)	—	(412)
Total comprehensive income, net of tax	546	532	463	(1,357)	184
Less: comprehensive income—noncontrolling interests	—	—	52	—	52
Comprehensive income—controlling interests	$546	$532	$411	$(1,357)	$132

Spectra Energy Corp
Condensed Consolidating Balance Sheet
June 30, 2014
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2	$298	$—	$300
Receivables—consolidated subsidiaries	20	—	9	(29)	—
Receivables—other	1	—	1,221	—	1,222
Other current assets	15	11	657	—	683
Total current assets	36	13	2,185	(29)	2,205
Investments in and loans to unconsolidated affiliates	—	—	2,803	—	2,803
Investments in consolidated subsidiaries	14,574	20,993	—	(35,567)	—
Advances receivable—consolidated subsidiaries	—	4,417	755	(5,172)	—
Notes receivable—consolidated subsidiaries	—	—	3,215	(3,215)	—
Goodwill	—	—	4,841	—	4,841
Other assets	42	30	326	—	398
Property, plant and equipment, net	—	—	22,260	—	22,260
Regulatory assets and deferred debits	3	15	1,421	—	1,439
Total Assets	$14,655	$25,468	$37,806	$(43,983)	$33,946

Accounts payable—other	$3	$1	$514	$—	$518
Accounts payable—consolidated subsidiaries	—	11	18	(29)	—
Commercial paper	—	220	549	—	769
Short-term borrowings—consolidated subsidiaries	—	415	—	(415)	—
Taxes accrued	2	—	101	—	103
Current maturities of long-term debt	—	408	88	—	496
Other current liabilities	64	75	1,131	—	1,270
Total current liabilities	69	1,130	2,401	(444)	3,156
Long-term debt	—	2,899	10,242	—	13,141
Advances payable—consolidated subsidiaries	5,172	—	—	(5,172)	—
Notes payable—consolidated subsidiaries	—	2,800	—	(2,800)	—
Deferred credits and other liabilities	762	4,065	1,819	—	6,646
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	8,652	14,574	20,993	(35,567)	8,652
Noncontrolling interests	—	—	2,093	—	2,093
Total equity	8,652	14,574	23,086	(35,567)	10,745
Total Liabilities and Equity	$14,655	$25,468	$37,806	$(43,983)	$33,946

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

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$565	$540	$989	$(1,439)	$655
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	405	—	405
Equity in earnings of unconsolidated affiliates	—	—	(246)	—	(246)
Equity in earnings of consolidated subsidiaries	(540)	(899)	—	1,439	—
Distributions received from unconsolidated affiliates	—	—	199	—	199
Other	(36)	229	3	—	196
Net cash provided by (used in) operating activities	(11)	(130)	1,350	—	1,209
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(833)	—	(833)
Investments in and loans to unconsolidated affiliates	—	—	(30)	—	(30)
Purchases of held-to-maturity securities	—	—	(437)	—	(437)
Proceeds from sales and maturities of held-to-maturity securities	—	—	453	—	453
Purchases of available-for-sale securities	—	—	(13)	—	(13)
Proceeds from sales and maturities of available-for-sale securities	—	—	7	—	7
Distributions received from unconsolidated affiliates	—	—	242	—	242
Advances from affiliates	85	91	—	(176)	—
Other changes in restricted funds	—	—	(1)	—	(1)
Net cash provided by (used in) investing activities	85	91	(612)	(176)	(612)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	300	412	—	712
Payments for the redemption of long-term debt	—	(148)	(588)	—	(736)
Net decrease in commercial paper	—	(124)	(132)	—	(256)
Distributions to noncontrolling interests	—	—	(81)	—	(81)
Contributions from noncontrolling interests	—	—	112	—	112
Dividends paid on common stock	(453)	—	—	—	(453)
Proceeds from the issuance of SEP common units	—	—	191	—	191
Distributions and advances from (to) affiliates	366	1	(543)	176	—
Other	13	—	(1)	—	12
Net cash provided by (used in) financing activities	(74)	29	(630)	176	(499)
Effect of exchange rate changes on cash	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	(10)	109	—	99
Cash and cash equivalents at beginning of period	—	12	189	—	201
Cash and cash equivalents at end of period	$—	$2	$298	$—	$300

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2013
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$539	$531	$883	$(1,357)	$596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	388	—	388
Equity in earnings of unconsolidated affiliates	—	—	(182)	—	(182)
Equity in earnings of consolidated subsidiaries	(531)	(826)	—	1,357	—
Distributions received from unconsolidated affiliates	—	—	147	—	147
Other	(7)	335	(77)	—	251
Net cash provided by operating activities	1	40	1,159	—	1,200
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(959)	—	(959)
Investments in and loans to unconsolidated affiliates	—	—	(168)	—	(168)
Acquisitions, net of cash acquired	—	—	(1,254)	—	(1,254)
Purchases of held-to-maturity securities	—	—	(456)	—	(456)
Proceeds from sales and maturities of held-to-maturity securities	—	—	463	—	463
Purchases of available-for-securities	—	—	(2,899)	—	(2,899)
Proceeds from sales and maturities of available-for-sale securities	—	—	2,722	—	2,722
Distributions received from unconsolidated affiliates	—	—	13	—	13
Advances from (to) affiliates	156	(589)	—	433	—
Other changes in restricted funds	—	—	1	—	1
Other	—	—	2	—	2
Net cash provided by (used in) investing activities	156	(589)	(2,535)	433	(2,535)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	1,848	—	—	1,848
Payments for the redemption of long-term debt	—	(495)	(51)	—	(546)
Net increase (decrease) in commercial paper	—	615	(175)	—	440
Net decrease in short-term borrowings—consolidated subsidiaries	—	(9)	—	9	—
Distributions to noncontrolling interests	—	—	(69)	—	(69)
Dividends paid on common stock	(412)	—	—	—	(412)
Proceeds from the issuance of SEP common units	—	—	190	—	190
Distributions and advances from (to) affiliates	240	(1,405)	1,607	(442)	—
Other	15	(6)	1	—	10
Net cash provided by (used in) financing activities	(157)	548	1,503	(433)	1,461
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents	—	(1)	124	—	123
Cash and cash equivalents at beginning of period	—	3	91	—	94
Cash and cash equivalents at end of period	$—	$2	$215	$—	$217

20. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which supersedes the revenue recognition requirements of “Revenue Recognition (Topic 605)” and clarifies the principles of recognizing revenue. This ASU is effective for us January 1, 2017 and is to be applied retrospectively. We are currently evaluating this ASU and its potential impact on us.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, and disclosure of pretax profit or loss of certain individually significant components of an entity that do not qualify for discontinued operations reporting. This ASU is effective for us on January 1, 2015 and is to be applied prospectively. We do not expect the adoption of the provisions of this ASU to have any impact on our consolidated results of operations, financial position or cash flows.

In 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a Consensus of the FASB Emerging Issues Task Force),” which was issued to eliminate diversity in practice. This ASU requires entities to net unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. We adopted this standard on January 1, 2014. The adoption of this ASU did not have a material impact on our consolidated results of operations, financial position or cash flows.

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
Executive Overview
For the three months ended June 30, 2014 and 2013, we reported net income from controlling interests of $146 million and $199 million, respectively. For the six months ended June 30, 2014 and 2013, we reported net income from controlling interests of $565 million and $539 million, respectively.
The highlights for the three months and six months ended June 30, 2014 include the following:

•
Spectra Energy Partners’ earnings for the three-month period benefited mainly from expansion projects at Texas Eastern Transmission, LP (Texas Eastern), higher transportation revenues at Express-Platte as a result of increased tariff rates and higher contracted volumes, and higher earnings from DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills), which were placed into service in June 2013. For the six-month period, the increased earnings were driven by expansion projects at Texas Eastern, the acquisition of Express-Platte in March 2013, higher natural gas transportation revenues as a result of colder weather and higher earnings from Sand Hills and Southern Hills.

•
Distribution’s earnings for the three-month period decreased slightly mainly due to lower transportation and storage revenues and a weaker Canadian dollar, mostly offset by lower operating fuel costs and pension expense. For the six-month period, the increase in earnings was mainly due to higher customer usage as a result of colder weather, and a favorable decision by the OEB in 2014 primarily regarding certain 2012 revenues realized from the optimization of upstream transportation contracts being treated as utility earnings, mostly offset by a weaker Canadian dollar.

•
Western Canada Transmission & Processing’s earnings for the three-month period decreased due mainly to two planned major facility turnarounds in 2014 compared to one in 2013, which drove higher operating and maintenance costs as well as reduced revenues from the plants, and a weaker Canadian dollar. The increase in earnings for the six-month period reflected higher earnings from the Empress NGL business due primarily to higher propane prices and higher transmission revenues as a result of higher interim tolls, mostly offset by higher operating and maintenance costs, and a weaker Canadian dollar.

•
Field Services’ earnings for the three-month and the six-month periods increased largely due to higher gathering and processing volumes from new assets, stronger commodity prices and the effects of hedges at DCP Partners, partially offset by higher operating costs as a result of increased spending on reliability programs, including turnarounds, as well as growth in Field Services’ operations, and higher interest expense.

In the first six months of 2014, we had $863 million of capital and investment expenditures, excluding reimbursements from noncontrolling interests of $20 million. We currently project $2.1 billion of capital and investment expenditures for the full year, including expansion and investment capital expenditures of $1.3 billion.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing these growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and/or equity securities. As of June 30, 2014, our revolving credit facilities included Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 300 million Canadian dollar facility and Union Gas’ 400 million Canadian dollar facility. These facilities are used principally as back-stops for commercial paper programs.
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Operating revenues	$1,253	$1,220	$3,096	$2,809
Operating expenses	915	866	2,119	1,949
Operating income	338	354	977	860
Other income and expenses	91	94	261	237
Interest expense	176	160	354	309
Earnings before income taxes	253	288	884	788
Income tax expense	65	62	229	192
Net income	188	226	655	596
Net income—noncontrolling interests	42	27	90	57
Net income—controlling interests	$146	$199	$565	$539
Three Months Ended June 30, 2014 Compared to Same Periods in 2013
Operating Revenues. The $33 million, or 3%, increase was driven by:

•	revenues from expansion projects primarily from Texas Eastern at Spectra Energy Partners, and

•
higher natural gas prices passed through to customers and higher customer usage of natural gas due to a variance in estimated gas consumption in the first quarter of 2014, net of lower transportation revenue primarily due to a settlement received from the termination of a transportation contract in 2013 and lower short-term transportation revenues at Distribution, partially offset by

•	the effects of a weaker Canadian dollar on revenues at Distribution and Western Canada Transmission & Processing.
Operating Expenses. The $49 million, or 6%, increase was driven by:

•	increased volumes of natural gas purchases for extraction and make-up at the Empress operations, and higher plant turnaround and maintenance costs at Western Canada Transmission & Processing,

•	expansion projects primarily from Texas Eastern at Spectra Energy Partners, and

•
increased natural gas prices passed through to customers and higher volumes of natural gas sold primarily due to a variance in estimated gas consumption in the first quarter of 2014, net of lower operating fuel costs and the deferral of pension expense approved by the OEB for recovery from customers at Distribution, partially offset by

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing.

Operating Income. The $16 million, or 5%, decrease was due mainly to two planned major facility turnarounds in 2014 compared to one in 2013, which drove higher operating and maintenance costs as well as reduced revenues from the plants at Western Canada Transmission & Processing, and a weaker Canadian dollar, partially offset by higher earnings from expansion projects at Texas Eastern and higher transportation revenues from Express-Platte as a result of increased tariff rates and higher contracted volumes at Spectra Energy Partners.
Other Income and Expenses. The $3 million, or 3%, decrease was due to lower allowance for funds used during construction (AFUDC) as a result of decreased capital spending on expansion projects at Spectra Energy Partners, partially offset by higher equity earnings from Field Services mainly due to the change in net income and related noncontrolling interest effects of dropdown hedges at DCP Partners where DCP Midstream acts as a counterparty in the second quarter of 2014 compared to the second quarter of 2013, higher gathering and processing volumes as a result of asset growth and stronger commodity prices, net of higher operating costs due to increased spending on reliability programs, including turnarounds, as well as growth in Field Services’ operations, and higher interest expense. The decrease was also partially offset by higher earnings from Sand Hills and Southern Hills which were placed into service in the second quarter of 2013.
Interest Expense. The $16 million, or 10%, increase was mainly due to lower capitalized interest from projects placed in service in 2013 and higher debt balances attributable to third-quarter 2013 debt issued by SEP primarily related to the U.S. Assets Dropdown, partially offset by a weaker Canadian dollar.
Income Tax Expense. The $3 million increase was primarily attributable to the reversal of tax reserves in the 2013 period as a result of favorable Canadian federal income tax legislation enacted in the second quarter of 2013, mostly offset by lower Canadian earnings in 2014.
The effective tax rate for income for the three-month periods ended June 30, 2014 and 2013 was 26% and 22%, respectively. The lower effective tax rate in 2013 was primarily due to the reversal of tax reserves in the second quarter of 2013.
Net Income—Noncontrolling Interests. The $15 million increase was driven by higher earnings from Spectra Energy Partners, partially offset by the effects of a decrease in the average ownership percentage of SEP held by the public, primarily as a result of the issuance of SEP partnership units to Spectra Energy in November 2013 in association with the U.S. Assets Dropdown.
Six Months Ended June 30, 2014 Compared to Same Periods in 2013
Operating Revenues. The $287 million, or 10%, increase was driven by:

•
revenues from expansion projects primarily from Texas Eastern, the acquisition of Express-Platte in March 2013 and higher natural gas transportation revenues due to colder weather at Spectra Energy Partners,

•
higher NGL sales prices and higher sales volumes of residual natural gas at the Empress operations, an increase in gathering and processing revenues from new facilities in unconventional development areas, higher transmission revenues as a result of higher interim tolls and higher interruptible transmission revenue from a new supply source connected to the M&N Canada system at Western Canada Transmission & Processing, and

•
higher customer usage of natural gas as a result of colder weather, growth in the number of customers and a favorable decision by the OEB in 2014 primarily regarding certain 2012 revenues realized from the optimization of upstream transportation contracts being treated as utility earnings, net of lower 2014 distribution rates approved by the OEB and lower transportation revenue due to a settlement received from the termination of a transportation contract in 2013 at Distribution, partially offset by

•	the effects of a weaker Canadian dollar on revenues at Distribution and Western Canada Transmission & Processing.
Operating Expenses. The $170 million, or 9%, increase was driven by:

•
increased volumes of natural gas purchases for extraction and make-up at the Empress operations, higher plant turnaround and maintenance costs, increased costs passed through to customers from M&N Canada and higher cost of NGL purchases at the Empress operations at Western Canada Transmission & Processing,

•
increased volumes of natural gas sold due to colder weather, growth in the number of customers, net of the deferral of pension expense approved by the OEB for recovery from customers at Distribution, and

•	the acquisition of Express-Platte and expansion projects primarily from Texas Eastern at Spectra Energy Partners, partially offset by

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing.

Operating Income. The $117 million, or 14%, increase was driven by higher earnings from expansion projects at Texas Eastern and the acquisition of Express-Platte at Spectra Energy Partners, higher customer usage due to colder weather and a favorable decision by the OEB in 2014 primarily regarding certain 2012 revenues realized from the optimization of upstream transportation contracts being treated as utility earnings at Distribution and higher earnings at the Empress NGL business due primarily to higher propane prices, net of higher turnaround and maintenance costs at Western Canada Transmission & Processing, partially offset by effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing.
Other Income and Expenses. The $24 million, or 10%, increase was attributable to higher equity earnings from Field Services mainly due to higher commodity prices, higher gathering and processing volumes as a result of asset growth and the change in net income and related noncontrolling interest effects of dropdown hedges at DCP Partners in the second quarter of 2014 compared to the second quarter of 2013, net of higher operating costs due to increased spending on reliability programs, including turnarounds, as well as growth in Field Services’ operations, and higher interest expense. The increase was partially offset by lower AFUDC due to decreased capital spending on expansion projects, net of higher earnings from Sand Hills and Southern Hills, at Spectra Energy Partners and lower AFUDC due to decreased capital spending on expansion projects at Western Canada Transmission & Processing.
Interest Expense. The $45 million, or 15%, increase was mainly due to higher debt balances attributable to third-quarter 2013 debt issued by SEP related to the U.S. Assets Dropdown, lower capitalized interest from projects placed in service in 2013 and a weaker Canadian dollar.
Income Tax Expense. The $37 million increase was primarily attributable to the reversal of tax reserves in the 2013 period as a result of favorable Canadian federal income tax legislation enacted in the second quarter of 2013 and higher earnings in 2014.
The effective tax rate for income for the six months ended June 30, 2014 and 2013 was 26% and 24%, respectively. The lower effective tax rates in 2013 were primarily due to the reversal of tax reserves in the 2013 period.
Net Income—Noncontrolling Interests. The $33 million increase was driven by higher earnings from Spectra Energy Partners, partially offset by the effects of a decrease in the average ownership percentage of SEP held by the public, primarily as a result of the issuance of SEP partnership units to Spectra Energy in November 2013 in association with the U.S. Assets Dropdown.
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

Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Spectra Energy Partners	$374	$358	$803	$705
Distribution	112	115	338	335
Western Canada Transmission & Processing	111	157	348	347
Field Services	54	46	184	134
Total reportable segment EBITDA	651	676	1,673	1,521
Other	(24)	(29)	(41)	(43)
Total reportable segment and other EBITDA	627	647	1,632	1,478
Depreciation and amortization	199	196	399	382
Interest expense	176	160	354	309
Interest income and other	1	(3)	5	1
Earnings before income taxes	$253	$288	$884	$788
The amounts discussed below include intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.
Spectra Energy Partners

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$531	$492	$39	$1,112	$951	$161
Operating expenses
Operating, maintenance and other	193	183	10	378	333	45
Other income and expenses	36	49	(13)	69	87	(18)
EBITDA	$374	$358	$16	$803	$705	$98
Express pipeline receipts, MBbl/d (a,b)	170	202	(32)	182	203	(21)
Platte PADD II deliveries, MBbl/d (b)	176	165	11	171	165	6
___________

(a)	Thousand barrels per day.

(b)	2013 data includes only activity since March 14, 2013, the date of the acquisition of Express-Platte.
Three Months Ended June 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $39 million increase was driven by:

•	a $43 million increase due to expansion projects, primarily at Texas Eastern,

•	an $8 million increase due to higher natural gas transportation revenues mainly at Texas Eastern and East Tennessee Natural Gas, LLC, and

•	a $4 million increase in transportation revenues on Express-Platte system as a result of increased tariff rates and higher contracted volumes, partially offset by

•	an $8 million decrease due to lower processing revenues, and

•	a $7 million decrease in storage firm revenues due to lower contract renewal rates.
Operating, Maintenance and Other. The $10 million increase was mainly driven by an increase from expansion projects, primarily at Texas Eastern.

Other Income and Expenses. The $13 million decrease was primarily due to lower AFUDC resulting from decreased capital spending on expansion projects, partially offset by higher earnings from Sand Hills and Southern Hills which were placed into service in the second quarter of 2013.
EBITDA. The $16 million increase was driven by expansions, primarily at Texas Eastern, higher earnings from Sand Hills and Southern Hills, and higher Express-Platte revenues, partially offset by lower processing revenues.
Six Months Ended June 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $161 million increase was driven by:

•	an $85 million increase due to expansion projects, primarily at Texas Eastern,

•	a $68 million increase primarily due to the acquisition of Express-Platte in March 2013, and

•	a $26 million increase due to higher natural gas transportation revenues from higher demand, primarily as a result of colder weather, and

•	a $4 million increase in natural gas transportation revenues on the Express-Platte system as a result of increased tariff rates and higher contracted volumes, partially offset by

•	a $12 million decrease in storage revenues due to lower contract renewal rates, and

•	a $7 million decrease due to lower processing revenues.
Operating, Maintenance and Other. The $45 million increase was driven by:
•a $25 million increase due to the acquisition of Express-Platte, and
•a $23 million increase from expansion projects, primarily at Texas Eastern.
Other Income and Expenses. The $18 million decrease was mainly due to lower AFUDC resulting from decreased capital spending on expansion projects, partially offset by higher earnings from Sand Hills and Southern Hills.
EBITDA. The $98 million increase was driven by expansions, primarily at Texas Eastern, the acquisition of Express-Platte, and higher earnings from Sand Hills and Southern Hills.
Distribution

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$360	$352	$8	$1,078	$1,051	$27
Operating expenses
Natural gas purchased	152	128	24	540	497	43
Operating, maintenance and other	96	108	(12)	199	219	(20)
Other income and expenses	—	(1)	1	(1)	—	(1)
EBITDA	$112	$115	$(3)	$338	$335	$3
Number of customers, thousands				1,405	1,386	19
Heating degree days, Fahrenheit	979	963	16	5,230	4,488	742
Pipeline throughput, TBtu (a)	121	195	(74)	415	509	(94)
Canadian dollar exchange rate, average	1.09	1.02	0.07	1.10	1.02	0.08
___________

(a)	Trillion British thermal units.
Three Months Ended June 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $8 million increase was driven by:

•
a $29 million increase from higher natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month New York Mercantile Exchange (NYMEX) forecast,

•	an $11 million increase in customer usage of natural gas primarily due to a variance in estimated gas consumption in the first quarter of 2014, and

•	a $6 million increase from growth in the number of customers, partially offset by

•	a $24 million decrease resulting from a weaker Canadian dollar,

•
a $9 million decrease in transportation revenue mainly due to a settlement received from the termination of a transportation contract in the second quarter of 2013 and lower short-term transportation revenues, and

•	a $4 million decrease in storage revenue primarily due to lower storage prices.
Natural Gas Purchased. The $24 million increase was driven by:

•	a $29 million increase from higher natural gas prices passed through to customers,

•	a $10 million increase due to higher volumes of natural gas sold primarily due to a variance in estimated gas consumption in the first quarter of 2014, and

•	a $4 million increase from growth in the number of customers, partially offset by

•	an $11 million decrease resulting from a weaker Canadian dollar, and

•	an $11 million decrease in operating fuel costs primarily due to gas measurement variances.
Operating, Maintenance and Other. The $12 million decrease was driven by:

•	a $7 million decrease resulting from the deferral of pension expense approved by the OEB in 2014 for recovery from customers, and

•	a $5 million decrease resulting from a weaker Canadian dollar.
EBITDA. The $3 million decrease was largely the result of lower transportation and storage revenues and a weaker Canadian dollar, mostly offset by lower operating fuel costs and pension expense.
Six Months Ended June 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $27 million increase was driven by:

•	a $106 million increase in customer usage of natural gas primarily due to weather that was more than 16% colder than in 2013,

•	a $21 million increase from growth in the number of customers,

•
a $10 million increase, net of earnings sharing, as a result of a decision by the OEB in March 2014 primarily regarding certain 2012 revenues realized from the optimization of upstream transportation contracts being treated as utility earnings, and

•	a $7 million increase in industrial market usage, partially offset by

•	a $92 million decrease resulting from a weaker Canadian dollar,

•	a $9 million decrease primarily due to lower 2014 distribution rates approved by the OEB,

•	a $7 million decrease in transportation revenue primarily due to a settlement received from the termination of a transportation contract in the second quarter of 2013,

•	a $5 million decrease in storage revenue primarily due to lower storage prices, and

•	a $5 million decrease due to 2014 earnings to be shared with customers in accordance with the new incentive regulation framework.
Natural Gas Purchased. The $43 million increase was driven by:

•	a $76 million increase due to higher volumes of natural gas sold primarily due to colder weather,

•	a $17 million increase from growth in the number of customers, and

•	a $4 million increase in industrial market usage, partially offset by

•	a $48 million decrease resulting from a weaker Canadian dollar, and

•	a $4 million decrease in operating fuel costs primarily due to gas measurement variances.
Operating, Maintenance and Other. The $20 million decrease was driven by:

•	a $14 million decrease resulting from a weaker Canadian dollar, and

•	a $7 million decrease resulting from the deferral of pension expense approved by the OEB in 2014 for recovery from customers.

EBITDA. The $3 million increase was largely the result of higher customer usage due to colder weather, the impact of a decision by the OEB in March 2014 primarily regarding certain 2012 revenues realized from the optimization of upstream transportation contracts being treated as utility earnings and lower pension expense, mostly offset by a weaker Canadian dollar, lower 2014 distribution rates approved by the OEB and lower transportation revenues.
Western Canada Transmission & Processing

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$391	$391	$—	$966	$834	$132
Operating expenses
Natural gas and petroleum products purchased	91	59	32	265	170	95
Operating, maintenance and other	189	175	14	354	326	28
Other income and expenses	—	—	—	1	9	(8)
EBITDA	$111	$157	$(46)	$348	$347	$1
Pipeline throughput, TBtu	224	170	54	466	373	93
Volumes processed, TBtu	175	157	18	352	332	20
Canadian dollar exchange rate, average	1.09	1.02	0.07	1.10	1.02	0.08
Three Months Ended June 30, 2014 Compared to Same Period in 2013
Operating Revenues. Significant drivers include:

•	a $41 million increase due primarily to higher sales volumes of residual natural gas at the Empress operations,

•	a $7 million increase due to higher sales prices associated with the Empress NGL business, and

•	a $5 million increase in gathering and processing revenues due in part to new facilities at Horn River and Montney unconventional development areas, offset by

•	a $26 million decrease in NGL sales volumes at Empress, and

•	a $26 million decrease as a result of a weaker Canadian dollar.
Natural Gas and Petroleum Products Purchased. The $32 million increase was driven by:

•	a $34 million increase due primarily to higher volumes of natural gas purchases for extraction and make-up at Empress, and

•	a $4 million increase primarily as a result of higher costs of NGL purchases at the Empress facility, partially offset by

•	a $6 million decrease as a result of a weaker Canadian dollar.
Operating, Maintenance and Other. The $14 million increase was driven by:

•	a $16 million increase in plant turnaround costs, and

•	an $8 million increase in maintenance costs, partially offset by

•	a $13 million decrease as a result of a weaker Canadian dollar.
EBITDA. The $46 million decrease was due mainly to two planned major facility turnarounds in 2014 compared to one in 2013, which drove higher operating and maintenance costs as well as reduced revenues from the plants. The segment’s results also reflect the effect of a weaker Canadian dollar.
Six Months Ended June 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $132 million increase was driven by:

•	an $89 million increase due primarily to higher sales volumes of residual natural gas at the Empress operations,

•	a $79 million increase due mostly to higher propane prices associated with the Empress NGL business,

•	a $17 million increase in gathering and processing revenues from new facilities at Horn River and Montney unconventional development areas,

•	a $13 million increase in transmission revenues due primarily to higher interim tolls at BC Pipeline,

•	a $13 million increase primarily in interruptible transmission revenues due to a new supply source connected to the M&N Canada system, and

•	a $5 million increase in carbon and other non-income tax expense recovered from customers, partially offset by

•	an $80 million decrease as a result of a weaker Canadian dollar.
Natural Gas and Petroleum Products Purchased. The $95 million increase was driven by:

•	a $107 million increase due primarily to higher volumes of natural gas purchases for extraction and make-up at Empress, and

•	an $8 million increase primarily as a result of higher costs of NGL purchases at the Empress facility, partially offset by

•	a $22 million decrease as a result of a weaker Canadian dollar.
Operating, Maintenance and Other. The $28 million increase was driven by:

•	a $16 million increase in plant turnaround costs,

•	a $12 million increase in maintenance costs,

•	a $12 million increase primarily in costs passed through to customers at M&N Canada,

•	a $5 million increase in carbon and other non-income tax expense,

•	a $4 million increase in Empress plant fuel costs due primarily to higher prices, and

•	a $4 million increase in operating costs for new facilities, partially offset by

•	a $28 million decrease as a result of a weaker Canadian dollar.
Other Income and Expenses. The $8 million decrease was driven primarily by lower AFUDC resulting from decreased capital spending on expansion projects.
EBITDA. The $1 million increase was driven by higher earnings at the Empress NGL business due primarily to higher propane prices, higher transmission revenues due to higher interim tolls and gathering and processing earnings from expansion, mostly offset by higher operating and maintenance costs and the effect of a weaker Canadian dollar.
Field Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions, except where noted)
Equity in earnings of unconsolidated affiliates	$54	$46	$8	$184	$134	$50
EBITDA	$54	$46	$8	$184	$134	$50
Natural gas gathered and processed/transported, TBtu/d (a,b)	7.3	7.1	0.2	7.2	7.0	0.2
NGL production, MBbl/d (a)	452	412	40	449	404	45
Average natural gas price per MMBtu (c,d)	$4.67	$4.09	$0.58	$4.80	$3.71	$1.09
Average NGL price per gallon (e)	$0.93	$0.82	$0.11	$1.00	$0.86	$0.14
Average crude oil price per barrel (f)	$102.99	$94.22	$8.77	$100.84	$94.44	$6.40
___________

(a)	Reflects 100% of volumes.

(b)	Trillion British thermal units per day.

(c)	Average price based on NYMEX Henry Hub.

(d)	Million British thermal units.

(e)	Does not reflect results of commodity hedges. The 2013 NGL price per gallon has been revised to reflect the impact of ethane rejection.

(f)	Average price based on NYMEX calendar month.

Three Months Ended June 30, 2014 Compared to Same Period in 2013
EBITDA. Higher equity earnings of $8 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•
a $31 million increase primarily attributable to decreased net income attributable to noncontrolling interests as a result of DCP Partners’ losses on dropdown hedges where DCP Midstream acts as counterparty,

•	a $14 million increase in gathering and processing margins mainly due to higher volumes as a result of asset growth, and

•	a $5 million increase from commodity-sensitive processing arrangements due to higher NGL, natural gas and crude oil prices, partially offset by

•
a $25 million decrease primarily attributable to higher operating costs as a result of increased spending on reliability programs, including turnarounds, as well as growth in Field Services’ operations,

•
a $9 million decrease mainly attributable to higher interest expense due to higher interest rates from new debt and lower capitalized interest due to certain projects which were placed in service in 2013,

•	a $6 million decrease attributable to DCP Partners’ third-party mark-to-market activity and unfavorable results from gas marketing, partially offset by favorable results from NGL trading, and

•	a $5 million decrease primarily attributable to higher depreciation expense as a result of growth.
Six Months Ended June 30, 2014 Compared to Same Period in 2013
EBITDA. Higher equity earnings of $50 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $44 million increase from commodity-sensitive processing arrangements due to higher NGL, natural gas and crude oil prices,

•	a $26 million increase in gathering and processing margins mainly due to higher volumes as a result of asset growth,

•	a $26 million increase attributable to decreased net income attributable to noncontrolling interests as a result of DCP Partners’ losses on dropdown hedges, partially offset by growth from dropdowns,

•	a $16 million increase attributable to favorable results from NGL and gas trading and marketing, partially offset by DCP Partners’ third-party mark-to-market activity, and

•	a $7 million increase in gains associated with the issuance of partnership units by DCP Partners in 2014 compared to 2013, partially offset by

•
a $32 million decrease primarily attributable to higher operating costs as a result of increased spending on reliability programs, including turnarounds, as well as growth in Field Services’ operations,

•
a $24 million decrease mainly attributable to higher interest expense due to higher interest rates from newly issued debt and lower capitalized interest due to certain projects which were placed in service in 2013, and

•	a $13 million decrease primarily attributable to higher depreciation expense as a result of growth.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions)
Operating revenues	$19	$18	$1	$37	$36	$1
Operating expenses
Operating, maintenance and other	43	49	(6)	81	85	(4)
Other income and expenses	—	2	(2)	3	6	(3)
EBITDA	$(24)	$(29)	$5	$(41)	$(43)	$2
Three Months Ended June 30, 2014 Compared to Same Period in 2013
EBITDA. The $5 million increase was driven by mark-to-market adjustments on performance cash awards.

Six Months Ended June 30, 2014 Compared to Same Period in 2013
EBITDA. -The $2 million increase reflects lower corporate costs, including employee benefit costs.
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

We performed a test on all our reporting units for our test of goodwill impairment as of April 1, 2014. Based on the results of our annual goodwill impairment testing, no indicators of impairment were noted and the fair values of the reporting units that we assessed at April 1, 2014 (our testing date) were substantially in excess of their respective carrying values.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2014, we had negative working capital of $951 million. This balance includes commercial paper liabilities totaling $769 million and current maturities of long-term debt of $496 million. We will rely upon cash flows from operations and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. SEP is expected to be self-funding through its cash flows from operations, use of its revolving credit facility and its access to capital markets. We receive cash distributions from SEP in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights.
As of June 30, 2014, our revolving credit facilities included Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 300 million Canadian dollar facility and Union Gas’ 400 million Canadian dollar facility. We had available capacity of $1,451 million under SEP’s credit facility and $1,436 million under our other subsidiaries’ credit facilities. These facilities are used principally as back-stops for commercial paper programs. At Spectra Capital, SEP and Westcoast, we primarily use commercial paper for temporary funding of capital expenditures. At Union Gas, we primarily use commercial paper to support short-term working capital fluctuations. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):	(in millions)
Operating activities	$1,209	$1,200
Investing activities	(612)	(2,535)
Financing activities	(499)	1,461
Effect of exchange rate changes on cash	1	(3)
Net increase in cash and cash equivalents	99	123
Cash and cash equivalents at beginning of the period	201	94
Cash and cash equivalents at end of the period	$300	$217

Operating Cash Flows
Net cash provided by operating activities increased $9 million to $1,209 million for the six months ended June 30, 2014 compared to the same period in 2013, driven mostly by higher earnings and distributions from unconsolidated affiliates, partially offset by changes in working capital.

Investing Cash Flows
Net cash used in investing activities decreased $1,923 million to $612 million in the six months ended June 30, 2014 compared to the same period in 2013. This change was driven by:

•	a $1,254 million net cash outlay for the acquisition of Express-Platte in 2013,

•	a $264 million decrease in capital and investment expenditures in 2014,

•
a $229 million increase in distributions received from unconsolidated affiliates, comprised mostly of a distribution from Southeast Supply Header, LLC (SESH) with proceeds from a SESH debt offering, and

•	a $171 million decrease in net purchases of AFS securities in 2014.

	Six Months Ended June 30,
	2014	2013
Capital and Investment Expenditures	(in millions)
Spectra Energy Partners (a,b)	$444	$675
Distribution	131	113
Western Canada Transmission & Processing	270	317
Total reportable segments	845	1,105
Other	18	22
Total consolidated	$863	$1,127
___________

(a)	Excludes a $1,254 million net cash outlay for the acquisition of Express-Platte in 2013.

(b)	Excludes reimbursements from noncontrolling interests of $20 million in 2014.
Capital and investment expenditures for the six months ended June 30, 2014 consisted of $626 million for expansion projects and $237 million for maintenance and other projects.
We project 2014 capital and investment expenditures of approximately $2.1 billion, consisting of approximately $1.2 billion for Spectra Energy Partners, $0.5 billion for Distribution and $0.4 billion for Western Canada Transmission & Processing. Total projected 2014 capital and investment expenditures include approximately $1.3 billion of expansion capital expenditures and $0.8 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. This excludes an estimated $188 million capital contribution we anticipate making in August 2014 to SESH in connection with a SESH debt retirement. We continue to assess short and long-term market requirements and adjust our capital plans as required.
Financing Cash Flows and Liquidity
Net cash used in financing activities totaled $499 million in the six months ended June 30, 2014 compared to $1,461 million provided by financing activities in the same period of 2013. This change was driven by:

•	$24 million of net redemptions of long-term debt in 2014 compared to $1,302 million of net issuances in 2013 which were primarily used to fund the acquisition of Express-Platte,

•	a $256 million net decrease in commercial paper in 2014 compared to a $440 million net increase in 2013, and

•	a $41 million increase in dividends paid on common stock in 2014, partially offset by

•	a $112 million increase in contributions from noncontrolling interests in 2014.

In January 2014, Spectra Capital borrowed the full $300 million available under its unsecured term loan agreement. Interest on the borrowing is based on LIBOR and the borrowing is due in 2018. Net proceeds from the borrowing were used for general corporate purposes.

On June 2, 2014, Union Gas issued 200 million Canadian dollars (approximately $183 million as of the issuance date) of 2.76% unsecured notes due 2021 and 250 million Canadian dollars (approximately $229 million as of the issuance date) of 4.20% unsecured notes due 2044. Net proceeds from the offerings were used for general corporate purposes.

During the first half of 2014, SEP issued 3.9 million common units to the public, representing limited partner interests, and 80,000 general partner units to Spectra Energy under its continuous offering program. Total net proceeds to SEP were $195 million (net proceeds to Spectra Energy were $191 million). The net proceeds were used for SEP’s general partnership purposes, which may have included debt repayments, future acquisitions, capital expenditures and/or additions to working capital.
Available Credit Facilities and Restrictive Debt Covenants. See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants.
The terms of our Spectra Capital credit agreement require our consolidated debt-to-total-capitalization ratio, as defined in the agreement, to be 65% or lower. Per the terms of the agreement, collateralized debt is excluded from the calculation of the ratio. As of June 30, 2014, this ratio was 56%. Our equity and, as a result, this ratio, is sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations. Based on the strength of our total capitalization as of June 30, 2014, however, it is not likely that a material adverse effect would occur as a result of a weakened Canadian dollar.

Dividends. Our near-term objective is to increase our cash dividend by $0.12 per year through 2016. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. We declared a quarterly cash dividend of $0.335 per common share on July 15, 2014 payable on September 9, 2014 to shareholders of record at the close of business on August 12, 2014.

Other Financing Matters. Spectra Energy Corp and Spectra Capital have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) to register the issuance of unspecified amounts of various equity and debt securities. SEP has an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of limited partner common units and various debt securities. SEP also has $282 million available as of June 30, 2014 for the issuance of limited partner common units and various debt securities under another effective shelf registration statement on file with the SEC related to its continuous offering program. Westcoast and Union Gas have an aggregate 650 million Canadian dollars (approximately $609 million) available as of June 30, 2014 for the issuance of debt securities in the Canadian market under debt shelf prospectuses.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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

(a) Exhibits

Exhibit Number

*+10.1	Omnibus Amendment, dated June 20, 2014, to Spectra Energy Corp Executive Savings Plan, Spectra Energy Corp Executive Cash Balance Plan and Spectra Energy Corp 2007 Long-Term Incentive Plan.

*+10.2	Form of Retention Stock Award Agreement (2014) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan.

*+10.3	Form of Change in Control Agreement (U.S.) (2014).

*+10.4	Form of Change in Control Agreement (Canada) (2014).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
+	Denotes management contract or compensatory plan or arrangement.
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

SPECTRA ENERGY CORP

Date: August 7, 2014	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer

Date: August 7, 2014	/s/ J. Patrick Reddy
J. Patrick Reddy
Chief Financial Officer