Form 10-Q
period 2014-09-30
Spectra Energy Corp.
filed 2014-11-06
CIK 1373835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.001 par value, outstanding as of September 30, 2014: 671,000,273

SPECTRA ENERGY CORP
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2014

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
SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Revenues
Transportation, storage and processing of natural gas	$789	$758	$2,456	$2,324
Distribution of natural gas	205	202	1,140	1,110
Sales of natural gas liquids	81	82	308	259
Transportation of crude oil	77	71	218	151
Other	55	31	181	109
Total operating revenues	1,207	1,144	4,303	3,953
Operating Expenses
Natural gas and petroleum products purchased	135	123	872	755
Operating, maintenance and other	404	403	1,172	1,145
Depreciation and amortization	201	195	600	577
Property and other taxes	85	90	300	283
Total operating expenses	825	811	2,944	2,760
Operating Income	382	333	1,359	1,193
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	91	163	337	345
Other income and expenses, net	24	48	39	103
Total other income and expenses	115	211	376	448
Interest Expense	167	167	521	476
Earnings Before Income Taxes	330	377	1,214	1,165
Income Tax Expense	76	85	305	277
Net Income	254	292	909	888
Net Income—Noncontrolling Interests	53	29	143	86
Net Income—Controlling Interests	$201	$263	$766	$802
Common Stock Data
Weighted-average shares outstanding
Basic	671	670	671	669
Diluted	673	672	672	671
Earnings per share
Basic and Diluted	$0.30	$0.39	$1.14	$1.20
Dividends per share	$0.335	$0.305	$1.005	$0.915

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$254	$292	$909	$888
Other comprehensive income (loss)
Foreign currency translation adjustments	(304)	150	(329)	(290)
Unrealized mark-to-market net gain on hedges	—	2	3	5
Reclassification of cash flow hedges into earnings	2	2	5	6
Pension and benefits impact (net of taxes of $3, $4, $9 and $13, respectively)	6	10	19	31
Other	—	1	—	1
Total other comprehensive income (loss)	(296)	165	(302)	(247)
Total Comprehensive Income (Loss), net of tax	(42)	457	607	641
Less: Comprehensive Income—Noncontrolling Interests	50	30	139	82
Comprehensive Income (Loss)—Controlling Interests	$(92)	$427	$468	$559

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30, 2014	December 31, 2013
ASSETS

Current Assets
Cash and cash equivalents	$221	$201
Receivables, net	1,202	1,336
Inventory	446	263
Fuel tracker	120	28
Other	263	253
Total current assets	2,252	2,081

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	3,008	3,043
Goodwill	4,768	4,810
Other	370	385
Total investments and other assets	8,146	8,238

Property, Plant and Equipment
Cost	29,137	28,456
Less accumulated depreciation and amortization	6,936	6,627
Net property, plant and equipment	22,201	21,829

Regulatory Assets and Deferred Debits	1,402	1,385

Total Assets	$34,001	$33,533

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per-share amounts)

	September 30, 2014	December 31, 2013
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$478	$440
Commercial paper	1,412	1,032
Taxes accrued	104	72
Interest accrued	150	201
Current maturities of long-term debt	220	1,197
Other	1,127	1,097
Total current liabilities	3,491	4,039

Long-term Debt	13,072	12,488

Deferred Credits and Other Liabilities
Deferred income taxes	5,262	4,968
Regulatory and other	1,380	1,457
Total deferred credits and other liabilities	6,642	6,425

Commitments and Contingencies

Preferred Stock of Subsidiaries	258	258

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 671 million and 670 million shares outstanding at September 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	4,939	4,869
Retained earnings	2,473	2,383
Accumulated other comprehensive income	943	1,241
Total controlling interests	8,356	8,494
Noncontrolling interests	2,182	1,829
Total equity	10,538	10,323

Total Liabilities and Equity	$34,001	$33,533

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$909	$888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	610	587
Deferred income tax expense	283	278
Equity in earnings of unconsolidated affiliates	(337)	(345)
Distributions received from unconsolidated affiliates	280	215
Other	(199)	(223)
Net cash provided by operating activities	1,546	1,400
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,429)	(1,476)
Investments in and loans to unconsolidated affiliates	(229)	(224)
Acquisitions, net of cash acquired	—	(1,254)
Purchases of held-to-maturity securities	(584)	(632)
Proceeds from sales and maturities of held-to-maturity securities	576	623
Purchases of available-for-sale securities	(13)	(5,665)
Proceeds from sales and maturities of available-for-sale securities	7	3,810
Distributions received from unconsolidated affiliates	252	17
Other changes in restricted funds	(1)	(1)
Other	—	2
Net cash used in investing activities	(1,421)	(4,800)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,028	3,972
Payments for the redemption of long-term debt	(1,145)	(796)
Net increase in commercial paper	393	803
Distributions to noncontrolling interests	(128)	(104)
Contributions from noncontrolling interests	139	—
Dividends paid on common stock	(677)	(616)
Proceeds from the issuances of Spectra Energy Partners, LP common units	277	190
Other	11	18
Net cash provided by (used in) financing activities	(102)	3,467
Effect of exchange rate changes on cash	(3)	(1)
Net increase in cash and cash equivalents	20	66
Cash and cash equivalents at beginning of period	201	94
Cash and cash equivalents at end of period	$221	$160
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$125	$107

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
				Foreign Currency Translation Adjustments	Other	Noncontrolling Interests	Total
December 31, 2013	$1	$4,869	$2,383	$1,557	$(316)	$1,829	$10,323
Net income	—	—	766	—	—	143	909
Other comprehensive income (loss)	—	—	—	(325)	27	(4)	(302)
Dividends on common stock	—	—	(676)	—	—	—	(676)
Stock-based compensation	—	10	—	—	—	—	10
Distributions to noncontrolling interests	—	—	—	—	—	(128)	(128)
Contributions from noncontrolling interests	—	—	—	—	—	139	139
Spectra Energy common stock issued	—	10	—	—	—	—	10
Spectra Energy Partners, LP common units issued	—	43	—	—	—	206	249
Transfer of interests in subsidiaries to Spectra Energy Partners, LP	—	—	—	—	—	(2)	(2)
Other, net	—	7	—	—	—	(1)	6
September 30, 2014	$1	$4,939	$2,473	$1,232	$(289)	$2,182	$10,538

December 31, 2012	$1	$5,297	$2,165	$2,044	$(535)	$871	$9,843
Net income	—	—	802	—	—	86	888
Other comprehensive income (loss)	—	—	—	(286)	43	(4)	(247)
Dividends on common stock	—	—	(615)	—	—	—	(615)
Stock-based compensation	—	13	—	—	—	—	13
Distributions to noncontrolling interests	—	—	—	—	—	(104)	(104)
Spectra Energy common stock issued	—	21	—	—	—	—	21
Spectra Energy Partners, LP common units issued	—	38	—	—	—	128	166
Transfer of interests in Express-Platte to Spectra Energy Partners, LP	—	(53)	—	—	—	84	31
Other, net	—	(2)	—	—	—	3	1
September 30, 2013	$1	$5,314	$2,352	$1,758	$(492)	$1,064	$9,997

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

Field Services gathers, compresses, treats, processes, transports, stores and sells natural gas, produces, fractionates, transports, stores and sells NGLs, and recovers and sells condensate. In addition, Field Services trades and markets natural gas and NGLs. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by Phillips 66. DCP Midstream gathers raw natural gas through gathering systems located in nine major conventional and non-conventional natural gas producing regions: Mid-Continent, Rocky Mountain, East Texas-North Louisiana, Barnett Shale, Gulf Coast, South Texas, Central Texas, Antrim Shale and Permian Basin. DCP Midstream Partners, LP (DCP Partners) is a publicly-traded master limited partnership, of which DCP Midstream acts as general partner. As of September 30, 2014, DCP Midstream had an approximate 22% ownership interest in DCP Partners, including DCP Midstream’s limited partner and general partner interests.

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

Business Segment Data

Condensed Consolidated Statements of Operations
	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/ Consolidated Earnings before Income Taxes
	(in millions)
Three Months Ended September 30, 2014
Spectra Energy Partners	$558	$—	$558	$73	$422
Distribution	260	—	260	49	82
Western Canada Transmission & Processing	387	30	417	69	156
Field Services	—	—	—	—	51
Total reportable segments	1,205	30	1,235	191	711
Other	2	15	17	10	(19)
Eliminations	—	(45)	(45)	—	—
Depreciation and amortization	—	—	—	—	201
Interest expense	—	—	—	—	167
Interest income and other	—	—	—	—	6
Total consolidated	$1,207	$—	$1,207	$201	$330

Three Months Ended September 30, 2013
Spectra Energy Partners	$493	$1	$494	$67	$360
Distribution	264	—	264	49	83
Western Canada Transmission & Processing	386	14	400	69	174
Field Services	—	—	—	—	137
Total reportable segments	1,143	15	1,158	185	754
Other	1	16	17	10	(19)
Eliminations	—	(31)	(31)	—	—
Depreciation and amortization	—	—	—	—	195
Interest expense	—	—	—	—	167
Interest income and other	—	—	—	—	4
Total consolidated	$1,144	$—	$1,144	$195	$377

Nine Months Ended September 30, 2014
Spectra Energy Partners	$1,670	$—	$1,670	$218	$1,225
Distribution	1,338	—	1,338	146	420
Western Canada Transmission & Processing	1,288	95	1,383	204	504
Field Services	—	—	—	—	235
Total reportable segments	4,296	95	4,391	568	2,384
Other	7	47	54	32	(60)
Eliminations	—	(142)	(142)	—	—
Depreciation and amortization	—	—	—	—	600
Interest expense	—	—	—	—	521
Interest income and other	—	—	—	—	11
Total consolidated	$4,303	$—	$4,303	$600	$1,214

Nine Months Ended September 30, 2013
Spectra Energy Partners	$1,444	$1	$1,445	$193	$1,065
Distribution	1,315	—	1,315	151	418
Western Canada Transmission & Processing	1,187	47	1,234	203	521
Field Services	—	—	—	—	271
Total reportable segments	3,946	48	3,994	547	2,275
Other	7	46	53	30	(62)
Eliminations	—	(94)	(94)	—	—
Depreciation and amortization	—	—	—	—	577
Interest expense	—	—	—	—	476
Interest income and other	—	—	—	—	5
Total consolidated	$3,953	$—	$3,953	$577	$1,165

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

Union Gas filed an application with the OEB in May 2013 for the annual disposition of the 2012 non-commodity deferral account balances. A decision on that application was issued by the OEB in March 2014. Among other things, the OEB determined that revenues derived from the optimization of Union Gas’ upstream transportation contracts in 2012 will be treated as revenues and included in utility earnings instead of a reduction to gas costs. The decision also denied a proposal to recover certain over-refunds to customers and reduced incentive amounts related to Union Gas’ 2011 energy conservation program. As a result of this OEB decision, Union Gas recognized pre-tax income of $10 million in the first quarter of 2014, comprised of a $32 million increase in Transportation, Storage and Processing of Natural Gas revenues, a $15 million decrease in Distribution of Natural Gas revenues and a $7 million decrease in Other revenues on the Condensed Consolidated Statements of Operations. In addition, the decision approved the deferral of pension expense for recovery from customers, resulting in pre-tax income of $7 million, recorded as a reduction in Operating, Maintenance and Other expense in the second quarter of 2014.

In May 2014, Union Gas filed an application with the OEB for the annual disposition of its 2013 non-commodity deferral account balances, excluding the energy conservation deferral accounts for 2012 and 2013 which are expected to be filed by the end of 2014. The combined impact of the 2013 non-commodity deferral account balances is a net payable to customers of approximately $20 million which is primarily reflected as Current Liabilities—Other on the Condensed Consolidated Balance Sheets at September 30, 2014. A settlement agreement was reached on most items in August 2014. A hearing on the remaining unsettled items was held in September 2014 and a decision from the OEB is expected later this year.
5. Income Taxes

Income tax expense was $76 million for the three months ended September 30, 2014, compared with $85 million for the same period in 2013. The lower tax expense was primarily due to lower earnings in 2014, partially offset by favorable tax items in 2013 related to changes in Canadian provincial tax rates and the recognition of certain regulatory tax benefits.

Income tax expense was $305 million for the nine months ended September 30, 2014, compared with $277 million for the same period in 2013. The higher tax expense was primarily attributable to the reversal of tax reserves in the 2013 period as a result of favorable Canadian federal income tax legislation changes as well as changes in Canadian provincial tax rates and the recognition of certain regulatory tax benefits in 2013.

The effective income tax rate was 23% for both the three months ended September 30, 2014 and 2013, and 25% and 24% for the nine-month periods, respectively. The lower effective tax rate in the nine-month period in 2013 was primarily due to the reversal of tax reserves.

There was no material net change in unrecognized tax benefits recorded during the nine-month period ended September 30, 2014. Although uncertain, we believe it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $20 million to $25 million prior to September 30, 2015.

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

The following table presents our basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per-share amounts)

Net income—controlling interests	$201	$263	$766	$802
Weighted-average common shares outstanding
Basic	671	670	671	669
Diluted	673	672	672	671
Basic and diluted earnings per common share (a)	$0.30	$0.39	$1.14	$1.20
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
7. Accumulated Other Comprehensive Income

The following table presents the net of tax changes in Accumulated Other Comprehensive Income (AOCI) by component and amounts reclassified out of AOCI to Net Income, excluding amounts attributable to noncontrolling interests:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefit Plan Obligations	Gas Purchase Contract Hedges	Other	Total Accumulated Other Comprehensive Income
			(in millions)
June 30, 2014	$1,533	$(291)	$(6)	$—	$1,236
Reclassified to net income	—	—	2	—	2
Other AOCI activity	(301)	6	—	—	(295)
September 30, 2014	$1,232	$(285)	$(4)	$—	$943

June 30, 2013	$1,609	$(486)	$(17)	$(4)	$1,102
Reclassified to net income	—	—	2	—	2
Other AOCI activity	149	10	1	2	162
September 30, 2013	$1,758	$(476)	$(14)	$(2)	$1,266

December 31, 2013	$1,557	$(304)	$(11)	$(1)	$1,241
Reclassified to net income	—	—	4	1	5
Other AOCI activity	(325)	19	3	—	(303)
September 30, 2014	$1,232	$(285)	$(4)	$—	$943

December 31, 2012	$2,044	$(507)	$(23)	$(5)	$1,509
Reclassified to net income	—	—	5	1	6
Other AOCI activity	(286)	31	4	2	(249)
September 30, 2013	$1,758	$(476)	$(14)	$(2)	$1,266

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

	September 30, 2014	December 31, 2013
	(in millions)
Natural gas	$310	$155
NGLs	58	30
Materials and supplies	78	78
Total inventory	$446	$263
9. Investments in and Loans to Unconsolidated Affiliates

Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating revenues	$3,480	$3,068	$10,936	$8,541
Operating expenses	3,281	2,823	10,313	7,944
Operating income	199	245	623	597
Net income	154	177	449	439
Net income attributable to members’ interests	81	191	335	360

DCP Partners issues, from time to time, limited partner units to the public, which are recorded by DCP Midstream directly to its equity. Our proportionate share of gains from those issuances, totaling $11 million and $41 million in the third quarters of 2014 and 2013, respectively, and $68 million and $91 million during the nine-month periods ended September 30, 2014 and 2013, respectively, are reflected in Equity in Earnings of Unconsolidated Affiliates in the Condensed Consolidated Statements of Operations.
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

The following presents changes in goodwill during 2014:

Goodwill
(in millions)
December 31, 2013	$4,810
Acquisition of Express-Platte	37
Foreign currency translation	(79)
September 30, 2014	$4,768

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

AFS Securities. AFS securities are as follows:

	Estimated Fair Value
	September 30, 2014	December 31, 2013
	(in millions)
Corporate debt securities	$24	$18
Money market funds	1	1
Total available-for-sale securities	$25	$19

Our AFS securities are classified on the Condensed Consolidated Balance Sheets as follows:

	Estimated Fair Value
	September 30, 2014	December 31, 2013
	(in millions)
Restricted funds
Investments and other assets—other	$1	$1
Non-restricted funds
Current assets—other	—	7
Investments and other assets—other	24	11
Total available-for-sale securities	$25	$19

At September 30, 2014, the weighted-average contractual maturity of outstanding AFS securities was two years.

There were no material gross unrealized holding gains or losses associated with investments in AFS securities at September 30, 2014 or December 31, 2013.

HTM Securities. All of our HTM securities are restricted funds and are as follows:

		Estimated Fair Value
Description	Condensed Consolidated Balance Sheet Caption	September 30, 2014	December 31, 2013
		(in millions)
Bankers acceptances	Current assets—other	$50	$35
Canadian government securities	Current assets—other	32	34
Money market funds	Current assets—other	10	3
Canadian government securities	Investments and other assets—other	119	131
Bankers acceptances	Investments and other assets—other	—	10
Total held-to-maturity securities		$211	$213

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

At September 30, 2014, the weighted-average contractual maturity of outstanding HTM securities was one year.

There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at September 30, 2014 or December 31, 2013.

Other Restricted Funds. In addition to the portions of the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $20 million at September 30, 2014 and $19 million at December 31, 2013 classified as Current Assets—Other. These restricted funds are related to additional amounts for the M&N Canada debt service requirements and insurance.

Changes in restricted funds’ balances are presented within Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.

12. Debt and Credit Facilities
Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Total Credit Facilities Capacity	Commercial Paper Outstanding at September 30, 2014	Available Credit Facilities Capacity

		(in millions)
Spectra Energy Capital, LLC (a)	2018	$1,000	$377	$623
SEP (b)	2018	2,000	813	1,187
Westcoast Energy Inc. (c)	2016	268	103	165
Union Gas (d)	2016	357	119	238
Total		$3,625	$1,412	$2,213
 ___________

(a)
Revolving credit facility contains a covenant requiring the Spectra Energy Corp consolidated debt-to-total capitalization ratio, as defined in the agreement, to not exceed 65%. Per the terms of the agreement, collateralized debt is excluded from the calculation of the ratio. This ratio was 57% at September 30, 2014.

(b)
Revolving credit facility contains a covenant that requires SEP to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the credit agreement, of 5.0 to 1 or less. As of September 30, 2014, this ratio was 3.9 to 1.

(c)
U.S. dollar equivalent at September 30, 2014. The revolving credit facility is 300 million Canadian dollars and contains a covenant that requires the Westcoast Energy Inc. non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 48% at September 30, 2014.

(d)
U.S. dollar equivalent at September 30, 2014. The revolving credit facility is 400 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 66% at September 30, 2014.

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facilities. As of September 30, 2014, there were no letters of credit issued or revolving borrowings outstanding under the credit facilities.

Our credit agreements and term loans contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2014, we were in compliance with those covenants. In addition, our credit agreements and term loans allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
Debt Issuances. On September 12, 2014, Westcoast Energy Inc. (Westcoast) issued 350 million Canadian dollars (approximately $316 million as of the issuance date) of 3.43% unsecured notes due 2024. Net proceeds from the offering were used for general corporate purposes.
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

13. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	September 30, 2014
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$82	$—	$82	$—
Commodity derivatives	Current assets—other	1	—	—	1
Corporate debt securities	Investments and other assets—other	24	—	24	—
Interest rate swaps	Investments and other assets—other	14	—	14	—
Money market funds	Investments and other assets—other	1	1	—	—
Total Assets		$122	$1	$120	$1
Natural gas purchase contracts	Deferred credits and other liabilities—regulatory and other	$1	$—	$—	$1
Commodity derivatives	Deferred credits and other liabilities—regulatory and other	1	—	—	1
Interest rate swaps	Deferred credits and other liabilities—regulatory and other	1	—	1	—
Total Liabilities		$3	$—	$1	$2

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2013
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$49	$—	$49	$—
Corporate debt securities	Current assets—other	7	—	7	—
Interest rate swaps	Current assets—other	8	—	8	—
Corporate debt securities	Investments and other assets—other	11	—	11	—
Interest rate swaps	Investments and other assets—other	15	—	15	—
Money market funds	Investments and other assets—other	1	1	—	—
Total Assets		$91	$1	$90	$—
Natural gas purchase contracts	Deferred credits and other liabilities—regulatory and other	$3	$—	$—	$3
Interest rate swaps	Deferred credits and other liabilities—regulatory and other	6	—	6	—
Total Liabilities		$9	$—	$6	$3

The following presents changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Derivative assets (liabilities)
Fair value, beginning of period	$(9)	$(6)	$(3)	$(9)
Total realized/unrealized gains (losses):
Included in earnings	7	(1)	(2)	(2)
Included in other comprehensive income	1	2	5	6
Settlements	—	—	(1)	—
Fair value, end of period	$(1)	$(5)	$(1)	$(5)
Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets and liabilities held at the end of the period	$5	$(1)	$(2)	$(2)

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

	September 30, 2014		December 31, 2013
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	13,289	14,801	13,668	14,701
__________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes unamortized items and fair value hedge carrying value adjustments.

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

Other than interest rate swaps and commodity derivatives described below, we did not have any significant derivatives outstanding during the nine months ended September 30, 2014.

Interest Rate Swaps

At September 30, 2014, we had “pay floating—receive fixed” interest rate swaps outstanding with a total notional amount of $1,212 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	September 30, 2014			December 31, 2013
	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount
Description	(in millions)
Assets	$14	$—	$14	$23	$3	$20
Liabilities	1	—	1	6	3	3

Commodity Derivatives

Effective January 2014, we instituted a commodity price risk management program at Western Canada Transmission & Processing’s Empress NGL business and elected to not apply cash flow hedge accounting.

At September 30, 2014, we had commodity mark-to-market derivatives outstanding with a total notional amount of 163 million gallons. The longest dated commodity derivative contract we currently have expires in 2017.

Information about our commodity derivatives that had netting or rights of offset arrangements are as follows:

	September 30, 2014
	Gross Amounts	Gross Amounts Offset	Net Amount Presented in the Condensed Consolidated Balance Sheets
Description	(in millions)
Assets	$177	$176	$1
Liabilities	177	176	1

Substantially all of our commodity derivative agreements outstanding at September 30, 2014 have provisions that require collateral to be posted in the amount of the net liability position if one of our credit ratings falls below investment grade.

Information regarding the impacts of commodity derivatives on our Condensed Consolidated Statements of Operations are as follows:

		Periods Ended September 30, 2014
Derivatives	Condensed Consolidated Statement of Operations Caption	Three Months	Nine Months
		(in millions)
Commodity derivatives	Sales of natural gas liquids	$7	$—
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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of September 30, 2014 or December 31, 2013 related to litigation.
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
We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-100%-owned entities. In connection with our spin-off from Duke Energy Corporation (Duke Energy) in 2007, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of September 30, 2014 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these outstanding performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.
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
As of September 30, 2014, the amounts recorded for the guarantees and indemnifications described above are not material, both individually and in the aggregate.
17. Issuances of SEP Units

During the nine months ended September 30, 2014, SEP issued 5.5 million common units to the public under its at-the-market program, representing limited partner interests, and 113,000 general partner units to Spectra Energy. Total net proceeds to SEP were $283 million (net proceeds to Spectra Energy were $277 million). In connection with the issuances of the units, a $71 million gain ($43 million net of tax) to Additional Paid-in Capital and a $206 million increase in Equity-Noncontrolling Interests were recorded during the nine months ended September 30, 2014. The issuances decreased Spectra Energy’s ownership in SEP from 84% to 82% at September 30, 2014.

The following table presents the effects of the issuances of SEP units:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net income-controlling interests	$201	$263	$766	$802
Increase in additional paid-in capital resulting from issuances of SEP units	14	—	43	38
Total net income-controlling interests and changes in equity-controlling interests	$215	$263	$809	$840
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

Our policy is to fund our retirement plans, where applicable, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions of $16 million to our U.S. retirement plans in the nine months ended September 30, 2014 and $21 million in the same period in 2013. We made total contributions to the Canadian DC and DB plans of $34 million in the nine months ended September 30, 2014 and $62 million in the same period in 2013. We anticipate that we will make total contributions of approximately $22 million to the U.S. plans and approximately $45 million to the Canadian plans in 2014.
Qualified and Non-Qualified Pension Plans—Components of Net Periodic Pension Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
U.S.
Service cost benefit earned	$5	$5	$14	$14
Interest cost on projected benefit obligation	7	5	19	16
Expected return on plan assets	(10)	(9)	(29)	(25)
Amortization of loss	3	5	9	15
Net periodic pension cost	$5	$6	$13	$20

Canada
Service cost benefit earned	$7	$9	$22	$25
Interest cost on projected benefit obligation	13	13	39	38
Expected return on plan assets	(17)	(17)	(52)	(50)
Amortization of loss	6	9	17	27
Amortization of prior service cost	—	—	1	1
Net periodic pension cost	$9	$14	$27	$41

Other Post-Retirement Benefit Plans. We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.
Other Post-Retirement Benefit Plans—Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
U.S.
Service cost benefit earned	$1	$1	$1	$1
Interest cost on accumulated post-retirement benefit obligation	2	2	6	6
Expected return on plan assets	(1)	(1)	(3)	(3)
Amortization of loss	—	—	—	1
Net periodic other post-retirement benefit cost	$2	$2	$4	$5

Canada
Service cost benefit earned	$1	$1	$3	$3
Interest cost on accumulated post-retirement benefit obligation	1	2	4	5
Net periodic other post-retirement benefit cost	$2	$3	$7	$8

Retirement/Savings Plan
In addition to the retirement plans described above, we also have defined contribution employee savings plans available to both U.S. and Canadian employees. Employees may participate in a matching contribution where we match a certain percentage of before-tax employee contributions of up to 6% of eligible pay per pay period for U.S. employees and up to 5% of eligible pay per pay period for Canadian employees. We expensed pre-tax employer matching contributions of $4 million and $3 million in the three-month periods ended September 30, 2014 and 2013, respectively, and $11 million and $10 million in the nine-month periods ended September 30, 2014 and 2013, respectively, for U.S. employees. We expensed pre-tax employer matching contributions of $4 million in both the three-month periods ended September 30, 2014 and 2013 and $10 million in both the nine-month periods ended September 30, 2014 and 2013 for Canadian employees.
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

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30, 2014
Total operating revenues	$—	$—	$1,209	$(2)	$1,207
Total operating expenses	1	—	826	(2)	825
Operating income (loss)	(1)	—	383	—	382
Equity in earnings of unconsolidated affiliates	—	—	91	—	91
Equity in earnings of consolidated subsidiaries	194	329	—	(523)	—
Other income and expenses, net	(2)	5	20	1	24
Interest expense	—	64	102	1	167
Earnings before income taxes	191	270	392	(523)	330
Income tax expense (benefit)	(10)	76	10	—	76
Net income	201	194	382	(523)	254
Net income—noncontrolling interests	—	—	53	—	53
Net income—controlling interests	$201	$194	$329	$(523)	$201

Three Months Ended September 30, 2013
Total operating revenues	$—	$—	$1,146	$(2)	$1,144
Total operating expenses	4	—	809	(2)	811
Operating income (loss)	(4)	—	337	—	333
Equity in earnings of unconsolidated affiliates	—	—	163	—	163
Equity in earnings of consolidated subsidiaries	263	403	—	(666)	—
Other income and expenses, net	2	10	36	—	48
Interest expense	—	56	111	—	167
Earnings before income taxes	261	357	425	(666)	377
Income tax expense (benefit)	(2)	94	(7)	—	85
Net income	263	263	432	(666)	292
Net income—noncontrolling interests	—	—	29	—	29
Net income—controlling interests	$263	$263	$403	$(666)	$263

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Nine Months Ended September 30, 2014
Total operating revenues	$—	$—	$4,306	$(3)	$4,303
Total operating expenses	5	1	2,941	(3)	2,944
Operating income (loss)	(5)	(1)	1,365	—	1,359
Equity in earnings of unconsolidated affiliates	—	—	337	—	337
Equity in earnings of consolidated subsidiaries	734	1,228	—	(1,962)	—
Other income and expenses, net	(4)	6	36	1	39
Interest expense	—	195	325	1	521
Earnings before income taxes	725	1,038	1,413	(1,962)	1,214
Income tax expense (benefit)	(41)	304	42	—	305
Net income	766	734	1,371	(1,962)	909
Net income—noncontrolling interests	—	—	143	—	143
Net income—controlling interests	$766	$734	$1,228	$(1,962)	$766

Nine Months Ended September 30, 2013
Total operating revenues	$—	$—	$3,956	$(3)	$3,953
Total operating expenses	7	—	2,756	(3)	2,760
Operating income (loss)	(7)	—	1,200	—	1,193
Equity in earnings of unconsolidated affiliates	—	—	345	—	345
Equity in earnings of consolidated subsidiaries	794	1,229	—	(2,023)	—
Other income and expenses, net	(1)	14	90	—	103
Interest expense	—	155	321	—	476
Earnings before income taxes	786	1,088	1,314	(2,023)	1,165
Income tax expense (benefit)	(16)	294	(1)	—	277
Net income	802	794	1,315	(2,023)	888
Net income—noncontrolling interests	—	—	86	—	86
Net income—controlling interests	$802	$794	$1,229	$(2,023)	$802

Spectra Energy Corp
Condensed Consolidating Statements of Comprehensive Income
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30, 2014
Net income	$201	$194	$382	$(523)	$254
Other comprehensive income (loss)	2	1	(299)	—	(296)
Total comprehensive income (loss), net of tax	203	195	83	(523)	(42)
Less: comprehensive income—noncontrolling interests	—	—	50	—	50
Comprehensive income (loss)—controlling interests	$203	$195	$33	$(523)	$(92)

Three Months Ended September 30, 2013
Net income	$263	$263	$432	$(666)	$292
Other comprehensive income	4	1	160	—	165
Total comprehensive income, net of tax	267	264	592	(666)	457
Less: comprehensive income—noncontrolling interests	—	—	30	—	30
Comprehensive income—controlling interests	$267	$264	$562	$(666)	$427

Nine Months Ended September 30, 2014
Net income	$766	$734	$1,371	$(1,962)	$909
Other comprehensive income (loss)	6	1	(309)	—	(302)
Total comprehensive income, net of tax	772	735	1,062	(1,962)	607
Less: comprehensive income—noncontrolling interests	—	—	139	—	139
Comprehensive income—controlling interests	$772	$735	$923	$(1,962)	$468

Nine Months Ended September 30, 2013
Net income	$802	$794	$1,315	$(2,023)	$888
Other comprehensive income (loss)	11	2	(260)	—	(247)
Total comprehensive income, net of tax	813	796	1,055	(2,023)	641
Less: comprehensive income—noncontrolling interests	—	—	82	—	82
Comprehensive income—controlling interests	$813	$796	$973	$(2,023)	$559

Spectra Energy Corp
Condensed Consolidating Balance Sheet
September 30, 2014
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$220	$—	$221
Receivables—consolidated subsidiaries	14	—	14	(28)	—
Receivables—other	1	—	1,201	—	1,202
Other current assets	13	7	809	—	829
Total current assets	28	8	2,244	(28)	2,252
Investments in and loans to unconsolidated affiliates	—	—	3,008	—	3,008
Investments in consolidated subsidiaries	14,487	20,711	—	(35,198)	—
Advances receivable—consolidated subsidiaries	—	4,448	914	(5,362)	—
Notes receivable—consolidated subsidiaries	—	—	3,224	(3,224)	—
Goodwill	—	—	4,768	—	4,768
Other assets	37	26	307	—	370
Property, plant and equipment, net	—	—	22,201	—	22,201
Regulatory assets and deferred debits	2	15	1,385	—	1,402
Total Assets	$14,554	$25,208	$38,051	$(43,812)	$34,001

Accounts payable—other	$3	$—	$475	$—	$478
Accounts payable—consolidated subsidiaries	—	16	12	(28)	—
Commercial paper	—	377	1,035	—	1,412
Short-term borrowings—consolidated subsidiaries	—	424	—	(424)	—
Taxes accrued	3	21	80	—	104
Current maturities of long-term debt	—	—	220	—	220
Other current liabilities	77	47	1,153	—	1,277
Total current liabilities	83	885	2,975	(452)	3,491
Long-term debt	—	2,893	10,179	—	13,072
Advances payable—consolidated subsidiaries	5,362	—	—	(5,362)	—
Notes payable—consolidated subsidiaries	—	2,800	—	(2,800)	—
Deferred credits and other liabilities	753	4,143	1,746	—	6,642
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	8,356	14,487	20,711	(35,198)	8,356
Noncontrolling interests	—	—	2,182	—	2,182
Total equity	8,356	14,487	22,893	(35,198)	10,538
Total Liabilities and Equity	$14,554	$25,208	$38,051	$(43,812)	$34,001

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

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$766	$734	$1,371	$(1,962)	$909
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	610	—	610
Equity in earnings of unconsolidated affiliates	—	—	(337)	—	(337)
Equity in earnings of consolidated subsidiaries	(734)	(1,228)	—	1,962	—
Distributions received from unconsolidated affiliates	—	—	280	—	280
Other	(16)	259	(159)	—	84
Net cash provided by (used in) operating activities	16	(235)	1,765	—	1,546
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(1,429)	—	(1,429)
Investments in and loans to unconsolidated affiliates	—	—	(229)	—	(229)
Purchases of held-to-maturity securities	—	—	(584)	—	(584)
Proceeds from sales and maturities of held-to-maturity securities	—	—	576	—	576
Purchases of available-for-sale securities	—	—	(13)	—	(13)
Proceeds from sales and maturities of available-for-sale securities	—	—	7	—	7
Distributions received from unconsolidated affiliates	—	—	252	—	252
Advances from affiliates	93	433	—	(526)	—
Other changes in restricted funds	—	—	(1)	—	(1)
Net cash provided by (used in) investing activities	93	433	(1,421)	(526)	(1,421)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	300	728	—	1,028
Payments for the redemption of long-term debt	—	(557)	(588)	—	(1,145)
Net increase in commercial paper	—	33	360	—	393
Distributions to noncontrolling interests	—	—	(128)	—	(128)
Contributions from noncontrolling interests	—	—	139	—	139
Dividends paid on common stock	(677)	—	—	—	(677)
Proceeds from the issuance of SEP common units	—	—	277	—	277
Distributions and advances from (to) affiliates	558	15	(1,099)	526	—
Other	10	—	1	—	11
Net cash used in financing activities	(109)	(209)	(310)	526	(102)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents	—	(11)	31	—	20
Cash and cash equivalents at beginning of period	—	12	189	—	201
Cash and cash equivalents at end of period	$—	$1	$220	$—	$221

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2013
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$802	$794	$1,315	$(2,023)	$888
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	587	—	587
Equity in earnings of unconsolidated affiliates	—	—	(345)	—	(345)
Equity in earnings of consolidated subsidiaries	(794)	(1,229)	—	2,023	—
Distributions received from unconsolidated affiliates	—	—	215	—	215
Other	(18)	812	(739)	—	55
Net cash provided by (used in) operating activities	(10)	377	1,033	—	1,400
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(1,476)	—	(1,476)
Investments in and loans to unconsolidated affiliates	—	—	(224)	—	(224)
Acquisitions, net of cash acquired	—	—	(1,254)	—	(1,254)
Purchases of held-to-maturity securities	—	—	(632)	—	(632)
Proceeds from sales and maturities of held-to-maturity securities	—	—	623	—	623
Purchases of available-for-securities	—	—	(5,665)	—	(5,665)
Proceeds from sales and maturities of available-for-sale securities	—	—	3,810	—	3,810
Distributions received from unconsolidated affiliates	—	—	17	—	17
Advances from (to) affiliates	153	(1,039)	—	886	—
Other changes in restricted funds	—	—	(1)	—	(1)
Other	—	—	2	—	2
Net cash provided by (used in) investing activities	153	(1,039)	(4,800)	886	(4,800)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	1,848	2,124	—	3,972
Payments for the redemption of long-term debt	—	(745)	(51)	—	(796)
Net increase in commercial paper	—	713	90	—	803
Net increase in short-term borrowings—consolidated subsidiaries	—	180	—	(180)	—
Distributions to noncontrolling interests	—	—	(104)	—	(104)
Dividends paid on common stock	(616)	—	—	—	(616)
Proceeds from the issuance of SEP common units	—	—	190	—	190
Distributions and advances from (to) affiliates	447	(1,330)	1,589	(706)	—
Other	26	(5)	(3)	—	18
Net cash provided by (used in) financing activities	(143)	661	3,835	(886)	3,467
Effect of exchange rate changes on cash	—	—	(1)	—	(1)
Net increase (decrease) in cash and cash equivalents	—	(1)	67	—	66
Cash and cash equivalents at beginning of period	—	3	91	—	94
Cash and cash equivalents at end of period	$—	$2	$158	$—	$160

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, and disclosure of pretax profit or loss of certain individually significant components of an entity that do not qualify for discontinued operations reporting. This ASU is effective for us on January 1, 2015 and is to be applied prospectively. We do not expect the adoption of the provisions of this ASU to have any impact on our consolidated results of operations, financial position or cash flows.

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
21. Subsequent Events

On November 3, 2014, Spectra Energy contributed a 24.95% ownership interest in Southeast Supply Header, LLC (SESH) and a 1% interest in Steckman Ridge, LP to SEP. Total consideration to Spectra Energy was approximately 4.3 million newly issued SEP common units. This is the second of three planned transactions related to the U.S. Assets Dropdown. The remaining transaction, expected to occur in November 2015, will consist of Spectra Energy’s remaining 0.1% interest in SESH. Also, in connection with this transaction, SEP issued approximately 86,000 of newly issued general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy’s 2% general partner interest in SEP.

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
Executive Overview
For the three months ended September 30, 2014 and 2013, we reported net income from controlling interests of $201 million and $263 million, respectively. For the nine months ended September 30, 2014 and 2013, we reported net income from controlling interests of $766 million and $802 million, respectively.
The highlights for the three months and nine months ended September 30, 2014 include the following:

•
Spectra Energy Partners’ earnings for the three-month period benefited mainly from expansion projects primarily at Texas Eastern Transmission, LP (Texas Eastern), higher earnings from the continued ramp up of volumes at DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills) and higher crude oil transportation revenues as a result of higher contracted volumes on Express and increased tariff rates on both the

Express and Platte pipelines. For the nine-month period, the increased earnings were driven by expansion projects primarily at Texas Eastern, the acquisition of Express-Platte in March 2013 and higher Express-Platte earnings due to higher contracted volumes and increased tariff rates, higher natural gas transportation revenues as a result of colder weather and higher earnings from Sand Hills and Southern Hills, partially offset by lower storage revenues due to lower contract renewal rates.

•
Distribution’s earnings for the three-month period decreased slightly mainly due to a weaker Canadian dollar, offset by lower operating and maintenance expense. For the nine-month period, the increase in earnings was mainly due to higher customer usage as a result of colder weather and a favorable decision by the OEB in 2014 primarily regarding certain 2012 revenues realized from the optimization of upstream transportation contracts being treated as utility earnings, substantially offset by a weaker Canadian dollar, lower 2014 distribution rates approved by the OEB and lower transportation revenues primarily due to a settlement received from the termination of a transportation contract in 2013.

•
Western Canada Transmission & Processing’s earnings for the three-month period decreased, reflecting mainly higher plant turnaround and maintenance costs and a weaker Canadian dollar, partially offset by higher NGL margins due primarily to mark-to-market net gains on commodity derivatives. The decrease in earnings for the nine-month period reflected higher operating and maintenance expense and a weaker Canadian dollar, partially offset by higher earnings from the Empress NGL business due primarily to higher propane prices, higher gathering and processing earnings and higher transmission earnings as a result of higher tolls.

•
Field Services’ earnings for the three-month period decreased largely due to increased net income attributable to noncontrolling interests as a result of the effect of hedges and growth from dropdowns to DCP Partners, a decrease in gains associated with the issuance of partnership units by DCP Partners, weaker commodity prices, higher operating costs as a result of increased spending on reliability programs, as well as growth in Field Services’ operations, losses on sales of assets and a goodwill impairment charge, partially offset by higher gathering and processing volumes from new assets. The decrease in earnings for the nine-month period was driven by higher operating expense as a result of increased spending on reliability programs, including turnarounds, as well as growth in Field Services’ operations, gains associated with the issuance of partnership units by DCP Partners, higher interest expense, increased net income attributable to noncontrolling interests resulting from the effects of growth in DCP Partners’ operations, net of the effects of dropdown hedges, higher depreciation expense and losses on sales of assets and a goodwill impairment charge, partially offset by higher gathering and processing volumes from new assets, stronger commodity prices, and favorable results from NGL and gas trading and marketing.

We declared a quarterly cash dividend of $0.37 per common share on November 4, 2014, representing an increase of over 10% from the previous quarter’s dividend, payable on December 9, 2014 to shareholders of record at the close of business on November 17, 2014.
For the nine months ended September 30, 2014, we had $1.7 billion of capital and investment expenditures. We currently project $2.3 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $1.3 billion.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing these growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and/or equity securities. As of September 30, 2014, our revolving credit facilities included Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 300 million Canadian dollar facility and Union Gas’ 400 million Canadian dollar facility. These facilities are used principally as back-stops for commercial paper programs.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Operating revenues	$1,207	$1,144	$4,303	$3,953
Operating expenses	825	811	2,944	2,760
Operating income	382	333	1,359	1,193
Other income and expenses	115	211	376	448
Interest expense	167	167	521	476
Earnings before income taxes	330	377	1,214	1,165
Income tax expense	76	85	305	277
Net income	254	292	909	888
Net income—noncontrolling interests	53	29	143	86
Net income—controlling interests	$201	$263	$766	$802
Three Months Ended September 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $63 million, or 6%, increase was driven by:

•
revenues from expansion projects, primarily at Texas Eastern and higher crude oil transportation revenues as a result of higher contracted volumes on Express and increased tariff rates on both the Express and Platte pipelines at Spectra Energy Partners,

•
higher sales volumes of residual natural gas at the Empress operations and unrealized mark-to-market net gains on commodity derivatives associated with the Empress NGL business at Western Canada Transmission & Processing, and

•	higher natural gas prices passed through to customers and an increase from growth in the number of customers at Distribution, partially offset by

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing.
Operating Expenses. The $14 million, or 2%, increase was driven by:

•
increased volumes of natural gas purchases for extraction and make-up at the Empress operations, higher plant turnaround and maintenance costs, and higher Empress plant fuel costs due primarily to higher prices at Western Canada Transmission & Processing, and

•
increased natural gas prices passed through to customers, growth in the number of customers and higher operating fuel costs, net of decreased operating and maintenance expense primarily driven by lower employee benefits costs at Distribution, partially offset by

•	lower corporate costs, primarily transaction costs related to the U.S. Assets Dropdown in 2013, and

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing.
Operating Income. The $49 million, or 15%, increase was due mainly to higher earnings from expansion projects primarily at Texas Eastern and higher crude oil transportation revenues at Express-Platte as a result of higher contracted volumes and increased tariff rates at Spectra Energy Partners, partially offset by turnaround and maintenance expense, net of higher NGL margins due primarily to unrealized mark-to-market net gains on commodity derivatives at Western Canada Transmission & Processing, higher operating fuel costs, net of lower operating and maintenance expense at Distribution, and the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing.
Other Income and Expenses. The $96 million, or 45%, decrease was due to lower equity earnings from Field Services mainly due to increased net income attributable to noncontrolling interests as a result of the effect of hedges and growth from dropdowns to DCP Partners, decreased gains associated with issuances of partnership units by DCP Partners, losses on sales of assets and a goodwill impairment charge, lower commodity prices and higher operating expense due to increased spending on reliability programs, as well as growth, net of higher gathering and processing volumes as a result of asset growth in Field Services’ operations. The decrease was also due to lower allowance for funds used during construction (AFUDC) as a result of decreased capital spending on expansion projects, partially offset by higher earnings from the continued ramp up of volumes on Sand Hills and Southern Hills at Spectra Energy Partners.

Interest Expense. Interest expense remained the same as 2013. Lower capitalized interest from projects placed in service in 2013 and higher debt balances attributable to the debt issued in late September 2013 by SEP, primarily related to the U.S Assets Dropdown, were offset by a weaker Canadian dollar.
Income Tax Expense. The $9 million decrease was mainly attributable to lower earnings in 2014 partially offset by changes in Canadian provincial tax rates and the recognition of certain regulatory tax benefits in 2013.
The effective income tax rate was 23% for both the three-month periods ended September 30, 2014 and 2013.
Net Income—Noncontrolling Interests. The $24 million increase was driven by higher earnings from Spectra Energy Partners, partially offset by the effects of a decrease in the average ownership percentage of SEP held by the public, primarily as a result of the issuance of SEP partnership units to Spectra Energy in November 2013 in association with the U.S. Assets Dropdown.
Nine Months Ended September 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $350 million, or 9%, increase was driven by:

•
revenues from expansion projects primarily at Texas Eastern, the acquisition of Express-Platte in March 2013 and higher crude oil transportation revenues due to higher contracted volumes on Express and increased tariff rates on both the Express and Platte pipelines, and higher natural gas transportation revenues due to colder weather, net of lower gas storage revenues due to lower contract renewal rates at Spectra Energy Partners,

•
higher sales volumes of residual natural gas and higher propane sales prices at the Empress operations, an increase in gathering and processing revenues from new facilities in unconventional development areas, higher transmission revenues as a result of higher tolls and higher interruptible transmission revenues from a new supply source connected to the M&N Canada system at Western Canada Transmission & Processing, and

•
higher customer usage of natural gas as a result of colder weather, growth in the number of customers and a favorable decision by the OEB in 2014 primarily regarding certain 2012 revenues realized from the optimization of upstream transportation contracts being treated as utility earnings, net of lower 2014 distribution rates approved by the OEB and lower transportation revenues due to a settlement received from the termination of a transportation contract in 2013 at Distribution, partially offset by

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing.
Operating Expenses. The $184 million, or 7%, increase was driven by:

•
increased volumes of natural gas purchases for extraction and make-up at the Empress operations, higher operating and maintenance costs, increased costs passed through to customers at M&N Canada and higher plant fuel costs due to higher prices at the Empress operations at Western Canada Transmission & Processing,

•
expansion projects, primarily at Texas Eastern, and the acquisition of Express-Platte, net of lower operating expenses, including transaction costs related to the U.S. Assets Dropdown at Spectra Energy Partners, and

•
increased volumes of natural gas sold due to colder weather and growth in the number of customers, net of the deferral of pension expense approved by the OEB for recovery from customers at Distribution, partially offset by

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing.
Operating Income. The $166 million, or 14%, increase was driven by higher earnings from expansion projects primarily at Texas Eastern and the acquisition of Express-Platte in March 2013 and higher Express-Platte earnings due to higher contracted volumes on Express and increased tariff rates on both the Express and Platte pipelines, net of higher operating and maintenance expense at Spectra Energy Partners, increased earnings from the Empress NGL business due primarily to higher propane sales prices, net of higher operating and maintenance costs at Western Canada Transmission & Processing and higher customer usage of natural gas as a result of colder weather and a favorable decision by the OEB in 2014 primarily regarding certain 2012 revenues realized from the optimization of upstream transportation contracts being treated as utility earnings, net of lower distribution rates and transportation revenues at Distribution, partially offset by the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing.
Other Income and Expenses. The $72 million, or 16%, decrease was attributable to lower equity earnings from Field Services mainly due to higher operating expense due to increased spending on reliability programs, including turnarounds, as well as growth, decreased gains associated with issuances of partnership units by DCP Partners, higher interest expense, increased net income attributable to noncontrolling interests resulting from the effects of growth in DCP Partners’ operations, net of the effects of dropdown hedges, losses on sales of assets and a goodwill impairment charge, higher depreciation as a result of growth, net of higher gathering and processing volumes as a result of asset growth, higher commodity prices and favorable results from NGL and gas trading and marketing, net of DCP Partners’ third-party mark-to-market activity. The decrease was also attributable to lower AFUDC due to decreased capital spending on expansion projects, net of higher earnings from Sand Hills and Southern Hills at Spectra Energy Partners.
Interest Expense. The $45 million, or 9%, increase was mainly due to lower capitalized interest from projects placed in service in 2013 and higher debt balances attributable to debt issued by SEP in late September 2013, primarily related to the U.S. Assets Dropdown, partially offset by a weaker Canadian dollar.
Income Tax Expense. The $28 million increase was mainly attributable to the reversal of tax reserves in the 2013 period as a result of favorable Canadian federal income tax legislation changes as well as changes in Canadian provincial tax rates and the recognition of certain regulatory tax benefits in 2013.
The effective income tax rate for the nine months ended September 30, 2014 and 2013 was 25% and 24%, respectively. The lower effective tax rate in 2013 was primarily due to the reversal of tax reserves.
Net Income—Noncontrolling Interests. The $57 million increase was driven by higher earnings from Spectra Energy Partners, partially offset by the effects of a decrease in the average ownership percentage of SEP held by the public, primarily as a result of the issuance of SEP partnership units to Spectra Energy in November 2013 associated with the U.S. Assets Dropdown.
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
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Spectra Energy Partners	$422	$360	$1,225	$1,065
Distribution	82	83	420	418
Western Canada Transmission & Processing	156	174	504	521
Field Services	51	137	235	271
Total reportable segment EBITDA	711	754	2,384	2,275
Other	(19)	(19)	(60)	(62)
Total reportable segment and other EBITDA	692	735	2,324	2,213
Depreciation and amortization	201	195	600	577
Interest expense	167	167	521	476
Interest income and other	6	4	11	5
Earnings before income taxes	$330	$377	$1,214	$1,165
The amounts discussed below include intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.

Spectra Energy Partners

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$558	$494	$64	$1,670	$1,445	$225
Operating expenses
Operating, maintenance and other	190	191	(1)	568	524	44
Other income and expenses	54	57	(3)	123	144	(21)
EBITDA	$422	$360	$62	$1,225	$1,065	$160
Express pipeline revenue receipts, MBbl/d (a,b)	221	210	11	217	209	8
Platte PADD II deliveries, MBbl/d (b)	169	173	(4)	170	169	1
___________

(a)	Thousand barrels per day.

(b)	2013 data includes only activity since March 14, 2013, the date of the acquisition of Express-Platte.
Three Months Ended September 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $64 million increase was driven by:
•a $45 million increase due to expansion projects, primarily at Texas Eastern,
•a $12 million increase due to higher processing revenues,

•	a $5 million increase in crude oil transportation revenues as a result of higher contracted volumes on Express and increased tariff rates on both the Express and Platte pipelines,

•	a $4 million increase due to higher natural gas transportation revenues as a result of new contracts mainly at Texas Eastern and Algonquin Gas Transmission, LLC, and

•	a $3 million increase in recoveries of electric power and other costs passed through to customers, partially offset by
•a $7 million decrease in gas storage revenues due to lower contract renewal rates.
Operating, Maintenance and Other. The $1 million decrease was driven by:

•	a $10 million decrease primarily from transaction costs related to the U.S. Assets Dropdown in 2013, and

•	a $7 million decrease primarily in ad valorem taxes, partially offset by

•	a $7 million increase from expansion projects, primarily at Texas Eastern,

•	a $5 million increase from support services and other costs, and

•	a $3 million increase in electric power and other costs passed through to customers.
Other Income and Expenses. The $3 million decrease was primarily due to lower AFUDC resulting from decreased capital spending on expansion projects, partially offset by higher equity earnings from the continued ramp up of volumes on Sand Hills and Southern Hills.
EBITDA. The $62 million increase was driven by expansions, primarily at Texas Eastern, higher earnings from the continued ramp up of volumes at Sand Hills and Southern Hills, higher processing revenues and higher crude oil transportation revenues as a result of higher contracted volumes on Express and increased tariff rates on both the Express and Platte pipelines.
Nine Months Ended September 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $225 million increase was driven by:

•	a $130 million increase due to expansion projects, primarily at Texas Eastern,

•	a $68 million increase primarily due to the acquisition of Express-Platte,

•	a $30 million increase due to higher natural gas transportation revenues from higher demand, primarily as a result of colder weather,

•	a $9 million increase primarily in crude oil transportation revenues as a result of higher contracted volumes on Express and increased tariff rates on both the Express and Platte pipelines, and

•	a $5 million increase due to higher processing revenues, partially offset by

•	an $18 million decrease in gas storage revenues due to lower contract renewal rates.
Operating, Maintenance and Other. The $44 million increase was driven by:
•a $30 million increase from expansion projects, primarily at Texas Eastern,
•a $25 million increase due to the acquisition of Express-Platte, and
•a $4 million increase from project development costs expensed in 2014, partially offset by
•a $10 million decrease primarily from transaction costs related to the U.S. Assets Dropdown in 2013, and
•a $7 million decrease primarily in ad valorem taxes.
Other Income and Expenses. The $21 million decrease was mainly due to lower AFUDC resulting from decreased capital spending on expansion projects, partially offset by higher equity earnings from Sand Hills and Southern Hills.
EBITDA. The $160 million increase was driven by expansions, primarily at Texas Eastern, the acquisition of Express-Platte and higher crude oil transportation revenues as a result of higher contracted volumes on Express and increased tariff rates on both the Express and Platte pipelines, higher natural gas transportation revenues from higher demand, primarily as a result of colder weather, and higher equity earnings from Sand Hills and Southern Hills, partially offset by lower gas storage revenues due to lower contract renewal rates.
Distribution

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$260	$264	$(4)	$1,338	$1,315	$23
Operating expenses
Natural gas purchased	78	70	8	618	567	51
Operating, maintenance and other	100	111	(11)	299	330	(31)
Other income and expenses	—	—	—	(1)	—	(1)
EBITDA	$82	$83	$(1)	$420	$418	$2
Number of customers, thousands				1,410	1,390	20
Heating degree days, Fahrenheit	354	356	(2)	5,584	4,844	740
Pipeline throughput, TBtu (a)	121	157	(36)	536	666	(130)
Canadian dollar exchange rate, average	1.09	1.04	0.05	1.09	1.02	0.07
___________

(a)	Trillion British thermal units.
Three Months Ended September 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $4 million decrease was driven by:

•	a $13 million decrease resulting from a weaker Canadian dollar, mostly offset by

•
a $7 million increase from higher natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month New York Mercantile Exchange (NYMEX) forecast, and

•	a $4 million increase from growth in the number of customers.
Natural Gas Purchased. The $8 million increase was driven by:

•	a $7 million increase from higher natural gas prices passed through to customers, and

•	a $2 million increase from growth in the number of customers, partially offset by

•	a $4 million decrease resulting from a weaker Canadian dollar.

Operating, Maintenance and Other. The $11 million decrease was driven by:

•	a $7 million decrease resulting from a weaker Canadian dollar, and

•	a $5 million decrease primarily due to lower employee benefits costs.
EBITDA. The $1 million decrease was largely the result of a weaker Canadian dollar and higher operating fuel costs, mostly offset by lower operating and maintenance expense.
Nine Months Ended September 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $23 million increase was driven by:

•	a $107 million increase in customer usage of natural gas primarily due to weather that was more than 15% colder than in 2013,

•	a $25 million increase from growth in the number of customers,

•
a $10 million increase, net of earnings sharing, as a result of a decision by the OEB in March 2014 primarily regarding certain 2012 revenues realized from the optimization of upstream transportation contracts being treated as utility earnings,

•	a $9 million increase in industrial market usage, and

•	a $7 million increase from higher natural gas prices passed through to customers, partially offset by

•	a $105 million decrease resulting from a weaker Canadian dollar,

•	a $10 million decrease primarily due to lower 2014 distribution rates approved by the OEB,

•	a $9 million decrease in transportation revenues primarily due to a settlement received from the termination of a transportation contract in 2013 and lower long-term transportation revenues,

•	a $6 million decrease in storage revenues primarily due to lower storage prices, and

•	a $6 million decrease due to 2014 earnings to be shared with customers in accordance with the new incentive regulation framework.
Natural Gas Purchased. The $51 million increase was driven by:

•	a $77 million increase due to higher volumes of natural gas sold primarily due to colder weather,

•	a $19 million increase from growth in the number of customers,

•	a $7 million increase from higher natural gas prices passed through to customers, and

•	a $7 million increase in industrial market usage, partially offset by

•	a $51 million decrease resulting from a weaker Canadian dollar.
Operating, Maintenance and Other. The $31 million decrease was driven by:

•	a $21 million decrease resulting from a weaker Canadian dollar, and

•	a $7 million decrease resulting from the deferral of pension expense approved by the OEB for recovery from customers.
EBITDA. The $2 million increase was largely the result of higher customer usage due to colder weather, the impact of a decision by the OEB in March 2014 primarily regarding certain 2012 revenues realized from the optimization of upstream transportation contracts being treated as utility earnings, lower pension expense and increased customer growth, mostly offset by a weaker Canadian dollar, lower 2014 distribution rates approved by the OEB and lower transportation and storage revenues.

Western Canada Transmission & Processing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$417	$400	$17	$1,383	$1,234	$149
Operating expenses
Natural gas and petroleum products purchased	87	68	19	352	238	114
Operating, maintenance and other	174	156	18	528	482	46
Other income and expenses	—	(2)	2	1	7	(6)
EBITDA	$156	$174	$(18)	$504	$521	$(17)
Pipeline throughput, TBtu	219	190	29	685	563	122
Volumes processed, TBtu	179	168	11	531	500	31
Canadian dollar exchange rate, average	1.09	1.04	0.05	1.09	1.02	0.07
Three Months Ended September 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $17 million increase was driven by:

•	a $30 million increase due primarily to higher sales volumes of residual natural gas at the Empress operations, and

•	a $7 million increase due to unrealized mark-to-market net gains on commodity derivatives associated with the Empress NGL business, partially offset by

•	a $20 million decrease as a result of a weaker Canadian dollar.
Natural Gas and Petroleum Products Purchased. The $19 million increase was driven by:

•	a $27 million increase due primarily to higher volumes of natural gas purchases for extraction and make-up at Empress, partially offset by

•	a $5 million decrease as a result of a weaker Canadian dollar and

•	a $3 million decrease primarily as a result of lower costs of NGL purchases at the Empress facility.
Operating, Maintenance and Other. The $18 million increase was driven by:

•	a $15 million increase in plant turnaround and repair costs,

•	a $4 million increase in maintenance expense,

•	a $4 million increase in Empress plant fuel costs due primarily to higher prices, and

•	a $4 million increase in project development costs and labor costs, partially offset by

•	an $8 million decrease as a result of a weaker Canadian dollar.
EBITDA. The $18 million decrease was due mainly to higher plant turnaround costs and the effect of a weaker Canadian dollar, partially offset by higher NGL margins resulting primarily from unrealized mark-to-market net gains on commodity derivatives.
Nine Months Ended September 30, 2014 Compared to Same Period in 2013
Operating Revenues. The $149 million increase was driven by:

•	a $119 million increase due primarily to higher sales volumes of residual natural gas at the Empress operations,

•	a $78 million increase due mostly to higher propane prices associated with the Empress NGL business,

•	a $20 million increase in gathering and processing revenues from new facilities at Horn River and Montney unconventional development areas,

•	a $15 million increase in transmission revenues due primarily to higher tolls at BC Pipeline, and

•	an $11 million increase primarily in interruptible transmission revenues due to a new supply source connected to the M&N Canada system, partially offset by

•	a $100 million decrease as a result of a weaker Canadian dollar.
Natural Gas and Petroleum Products Purchased. The $114 million increase was driven by:

•	a $134 million increase due primarily to higher volumes of natural gas purchases for extraction and make-up at Empress, and

•	a $5 million increase primarily as a result of higher costs of NGL purchases at the Empress facility, partially offset by

•	a $27 million decrease as a result of a weaker Canadian dollar.
Operating, Maintenance and Other. The $46 million increase was driven by:

•	a $35 million increase in plant turnaround and repair costs,

•	a $12 million increase in maintenance expense,

•	an $11 million increase primarily in costs passed through to customers at M&N Canada,

•	an $8 million increase in Empress plant fuel costs due primarily to higher prices,

•	a $5 million increase in operating costs of new facilities, and

•	a $5 million increase in cost of service for the BC Pipeline transmission business, partially offset by

•	a $36 million decrease as a result of a weaker Canadian dollar.
Other Income and Expenses. The $6 million decrease was driven primarily by lower AFUDC resulting from decreased capital spending on expansion projects.
EBITDA. The $17 million decrease was driven by higher operating and maintenance expense and the effect of a weaker Canadian dollar, substantially offset by higher earnings at the Empress NGL business due primarily to higher propane prices, higher gathering and processing earnings from expansion and transmission earnings due to higher tolls.
Field Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions, except where noted)
Equity in earnings of unconsolidated affiliates	$51	$137	$(86)	$235	$271	$(36)
EBITDA	$51	$137	$(86)	$235	$271	$(36)
Natural gas gathered and processed/transported, TBtu/d (a,b)	7.5	7.4	0.1	7.3	7.1	0.2
NGL production, MBbl/d (a)	471	442	29	456	417	39
Average natural gas price per MMBtu (c,d)	$4.06	$3.58	$0.48	$4.55	$3.67	$0.88
Average NGL price per gallon (e)	$0.90	$0.90	$—	$0.96	$0.87	$0.09
Average crude oil price per barrel (f)	$97.24	$105.82	$(8.58)	$99.64	$98.23	$1.41
___________

(a)	Reflects 100% of volumes.

(b)	Trillion British thermal units per day.

(c)	Average price based on NYMEX Henry Hub.

(d)	Million British thermal units.

(e)	Does not reflect results of commodity hedges. 2013 NGL prices have been revised to reflect the impact of ethane rejection.

(f)	Average price based on NYMEX calendar month.
Three Months Ended September 30, 2014 Compared to Same Period in 2013
EBITDA. Lower equity earnings of $86 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•
a $44 million decrease primarily as a result of increased net income attributable to noncontrolling interests as a result of the effect of dropdown hedges at DCP Partners, where DCP Midstream acts as counterparty, and growth from dropdowns,

•	a $30 million decrease in gains associated with issuances of partnership units by DCP Partners in 2014 compared to 2013,

•	an $18 million decrease primarily as a result of losses on sales of assets and a goodwill impairment charge,

•	a $14 million decrease from commodity-sensitive processing arrangements due to decreased crude oil prices, net of increased natural gas prices, and

•
a $14 million decrease primarily attributable to higher operating expenses as a result of increased spending on reliability programs, as well as growth in Field Services’ operations, partially offset by

•	a $27 million increase in gathering and processing margins primarily due to higher volumes as a result of asset growth, and

•	an $8 million increase attributable to DCP Partners’ third-party mark-to-market activity, net of unfavorable results from NGL trading and gas marketing.
Nine Months Ended September 30, 2014 Compared to Same Period in 2013
EBITDA. Lower equity earnings of $36 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•
a $46 million decrease primarily attributable to higher operating expenses as a result of increased spending on reliability programs, including turnarounds, as well as growth in Field Services’ operations,

•	a $23 million decrease in gains associated with issuances of partnership units by DCP Partners in 2014 compared to 2013,

•
a $22 million decrease mainly due to higher interest expense as a result of higher interest rates from newly issued debt and lower capitalized interest as a result of certain projects which were placed in service in 2013,

•
an $18 million decrease resulting from increased net income attributable to noncontrolling interests as a result of the the effects of growth in DCP Partners’ operations, net of the effects of dropdown hedges and higher costs and expenses,

•	an $18 million decrease primarily as a result of losses on sales of assets and a goodwill impairment charge in the third quarter of 2014, and

•	a $16 million decrease primarily attributable to higher depreciation expense as a result of growth, partially offset by

•	a $53 million increase in gathering and processing margins primarily due to higher volumes as a result of asset growth,

•	a $30 million increase from commodity-sensitive processing arrangements due to higher NGL, natural gas and crude oil prices, and

•	a $24 million increase attributable to favorable results from NGL and gas trading and marketing, net of unfavorable DCP Partners’ third-party mark-to-market activity.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
	(in millions)
Operating revenues	$17	$17	$—	$54	$53	$1
Operating expenses
Operating, maintenance and other	39	51	(12)	120	136	(16)
Other income and expenses	3	15	(12)	6	21	(15)
EBITDA	$(19)	$(19)	$—	$(60)	$(62)	$2

Three Months Ended September 30, 2014 Compared to Same Period in 2013
Operating, Maintenance and Other. The $12 million decrease was driven primarily by lower transaction costs.
Other Income and Expenses. The $12 million decrease was driven primarily by a 2013 benefit from the reversal of an uncertain tax position related to matters prior to the spin-off of Spectra Energy from Duke Energy Corporation (Duke Energy) in 2007.
EBITDA. EBITDA remained the same and reflects lower transaction costs, offset by a 2013 benefit from the reversal of an uncertain tax position related to matters prior to the spin-off of Spectra Energy from Duke Energy.
Nine Months Ended September 30, 2014 Compared to Same Period in 2013
Operating, Maintenance and Other. The $16 million decrease was driven mainly by lower transaction and employee benefit costs.
Other Income and Expenses. The $15 million decrease was driven primarily by a 2013 benefit from the reversal of an uncertain tax position related to matters prior to the spin-off of Spectra Energy from Duke Energy.
EBITDA. The $2 million increase reflects lower transaction costs and employee benefit costs, mostly offset by a 2013 benefit from the reversal of an uncertain tax position related to matters prior to the spin-off of Spectra Energy from Duke Energy.
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
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2014, we had negative working capital of $1,239 million. This balance includes commercial paper liabilities totaling $1,412 million and current maturities of long-term debt of $220 million. We will rely upon cash flows from operations and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. SEP is expected to be self-funding through its cash flows from operations, use of its revolving credit facility and its access to capital markets. We receive cash distributions from SEP in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights.
As of September 30, 2014, our revolving credit facilities included Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 300 million Canadian dollar facility and Union Gas’ 400 million Canadian dollar facility, with available capacity of $1,187 million under SEP’s credit facility and $1,026 million under our other subsidiaries’ credit facilities. These facilities are used principally as back-stops for commercial paper programs. At Spectra Capital, SEP and Westcoast, we primarily use commercial paper for temporary funding of capital expenditures. At Union Gas, we primarily use commercial paper to support short-term working capital fluctuations. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.

Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):	(in millions)
Operating activities	$1,546	$1,400
Investing activities	(1,421)	(4,800)
Financing activities	(102)	3,467
Effect of exchange rate changes on cash	(3)	(1)
Net increase in cash and cash equivalents	20	66
Cash and cash equivalents at beginning of the period	201	94
Cash and cash equivalents at end of the period	$221	$160

Operating Cash Flows
Net cash provided by operating activities increased $146 million to $1,546 million for the nine months ended September 30, 2014 compared to the same period in 2013, driven mostly by distributions from unconsolidated affiliates and higher earnings.

Investing Cash Flows
Net cash used in investing activities decreased $3,379 million to $1,421 million in the nine months ended September 30, 2014 compared to the same period in 2013. This change was driven by:

•	$1,855 million of net purchases of AFS securities in 2013, primarily from proceeds from SEP’s issuance of long-term debt,

•	a $1,254 million net cash outlay for the acquisition of Express-Platte in 2013,

•	a $235 million increase in distributions received from unconsolidated affiliates in 2014, comprised mostly of a $200 million distribution from SESH with proceeds from a SESH debt offering, and

•	a $42 million decrease in capital and investment expenditures in 2014. Capital and investment expenditures in 2014 included a $189 million investment in SESH, used by SESH to retire debt.

	Nine Months Ended September 30,
	2014	2013
Capital and Investment Expenditures	(in millions)
Spectra Energy Partners (a,b)	$889	$992
Distribution	261	238
Western Canada Transmission & Processing	385	439
Total reportable segments	1,535	1,669
Other	123	31
Total consolidated	$1,658	$1,700
___________

(a)	Excludes a $1,254 million net cash outlay for the acquisition of Express-Platte in 2013.

(b)	Excludes reimbursements from noncontrolling interests of $47 million in 2014.
Capital and investment expenditures for the nine months ended September 30, 2014 consisted of $1,016 million for expansion projects, $453 million for maintenance and other projects and a $189 million investment in SESH ($94 million at Spectra Energy Partners and $95 million at “Other”). SESH used the funds along with its funds received from its other partners, to retire maturing debt.
We project 2014 capital and investment expenditures of approximately $2.3 billion, consisting of approximately $1.3 billion for Spectra Energy Partners, $0.5 billion for Distribution, $0.4 billion for Western Canada Transmission & Processing and $0.1 billion for “Other.” Total projected 2014 capital and investment expenditures include approximately $1.3 billion of expansion capital expenditures, $0.8 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth, and a $189 million capital contribution made to SESH in connection with a SESH debt retirement. We continue to assess short and long-term market requirements and adjust our capital plans as required.
Financing Cash Flows and Liquidity
Net cash used in financing activities totaled $102 million in the nine months ended September 30, 2014 compared to $3,467 million provided by financing activities in the same period of 2013. This change was driven by:

•
$117 million of net redemptions of long-term debt in 2014 compared to $3,176 million of net issuances in 2013 which were mostly used to fund the acquisition of Express-Platte and the U.S. Assets Dropdown, and

•	a $410 million net decrease in commercial paper issuances in 2014 compared to 2013, partially offset by

•	$139 million of contributions from noncontrolling interests in 2014.

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

On September 12, 2014, Westcoast issued 350 million Canadian dollars (approximately $316 million as of the issuance date) of 3.43% unsecured notes due 2024. Net proceeds from the offering were used for general corporate purposes.

During the nine months ended September 30, 2014, SEP issued 5.5 million common units to the public under its at-the-market program, representing limited partner interests, and 113,000 general partner units to Spectra Energy. Total net proceeds to SEP were $283 million (net proceeds to Spectra Energy were $277 million). The net proceeds were used for SEP’s general partnership purposes, which may have included debt repayments, future acquisitions, capital expenditures and/or additions to working capital. In 2014 through the date of this report, SEP has issued 5.6 million common units to the public and 116,000 general partner units to Spectra Energy, for total net proceeds to SEP of $289 million (net proceeds to Spectra Energy were $283 million).
Available Credit Facilities and Restrictive Debt Covenants. See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants.
The terms of our Spectra Capital credit agreement and term loan require our consolidated debt-to-total-capitalization ratio, as defined in the agreements, to be 65% or lower. Per the terms of the agreements, collateralized debt is excluded from the calculation of the ratio. As of September 30, 2014, this ratio was 57%. Our equity and, as a result, this ratio, is sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations. Based on the strength of our total capitalization as of September 30, 2014, however, it is not likely that a material adverse effect would occur as a result of a weakened Canadian dollar.

Dividends. Our near-term objective is to increase our cash dividend by at least $0.12 per year through 2016. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. We declared a quarterly cash dividend of $0.37 per common share on November 4, 2014, representing an increase of over 10% from the previous quarter’s dividend, payable on December 9, 2014 to shareholders of record at the close of business on November 17, 2014.

Other Financing Matters. Spectra Energy Corp and Spectra Capital have an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of various equity and debt securities. SEP has an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of limited partner common units and various debt securities. SEP also has $195 million available as of September 30, 2014 for the issuance of limited partner common units and various debt securities under another effective shelf registration statement on file with the SEC related to its continuous offering program. Westcoast and Union Gas have an aggregate 300 million Canadian dollars (approximately $268 million) available as of September 30, 2014 for the issuance of debt securities in the Canadian market under debt shelf prospectuses.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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

(a) Exhibits

Exhibit Number

*10.1
Fifth Amendment, dated September 9, 2014, to Second Amended and Restated Limited Liability Company Agreement of DCP Midstream, LLC, by and between Phillips Gas Company and Spectra Energy DEFS Holding II, LLC and Spectra Energy DEFS Holding Corp.

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

SPECTRA ENERGY CORP

Date: November 6, 2014	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer

Date: November 6, 2014	/s/ J. Patrick Reddy
J. Patrick Reddy
Chief Financial Officer