Form 10-Q
period 2015-03-31
Spectra Energy Corp.
filed 2015-05-07
CIK 1373835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.001 par value, outstanding as of March 31, 2015: 671,327,206

SPECTRA ENERGY CORP
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2015

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
SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-share amounts)

	Three Months Ended March 31,
	2015	2014
Operating Revenues
Transportation, storage and processing of natural gas	$842	$887
Distribution of natural gas	607	626
Sales of natural gas liquids	66	187
Transportation of crude oil	84	71
Other	24	72
Total operating revenues	1,623	1,843
Operating Expenses
Natural gas and petroleum products purchased	432	528
Operating, maintenance and other	354	363
Depreciation and amortization	193	200
Property and other taxes	103	113
Total operating expenses	1,082	1,204
Operating Income	541	639
Other Income and Expenses
Equity in earnings of unconsolidated affiliates	24	161
Other income and expenses, net	20	9
Total other income and expenses	44	170
Interest Expense	159	178
Earnings Before Income Taxes	426	631
Income Tax Expense	101	164
Net Income	325	467
Net Income—Noncontrolling Interests	58	48
Net Income—Controlling Interests	$267	$419
Common Stock Data
Weighted-average shares outstanding
Basic	671	670
Diluted	673	672
Earnings per share
Basic	$0.40	$0.63
Diluted	$0.40	$0.62
Dividends per share	$0.37	$0.335

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net Income	$325	$467
Other comprehensive income (loss):
Foreign currency translation adjustments	(492)	(248)
Non-cash mark-to-market net gain on hedges	—	2
Reclassification of cash flow hedges into earnings	—	2
Pension and benefits impact (net of taxes of $3 and $3, respectively)	6	7
Other	1	—
Total other comprehensive income (loss)	(485)	(237)
Total Comprehensive Income (Loss), net of tax	(160)	230
Less: Comprehensive Income—Noncontrolling Interests	50	44
Comprehensive Income (Loss)—Controlling Interests	$(210)	$186

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31, 2015	December 31, 2014
ASSETS

Current Assets
Cash and cash equivalents	$409	$215
Receivables, net	1,152	1,336
Inventory	174	313
Fuel tracker	58	102
Other	270	366
Total current assets	2,063	2,332

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	2,943	2,966
Goodwill	4,595	4,714
Other	319	327
Total investments and other assets	7,857	8,007

Property, Plant and Equipment
Cost	28,434	29,211
Less accumulated depreciation and amortization	6,790	6,904
Net property, plant and equipment	21,644	22,307

Regulatory Assets and Deferred Debits	1,356	1,394

Total Assets	$32,920	$34,040

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per-share amounts)

	March 31, 2015	December 31, 2014
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$420	$458
Commercial paper	615	1,583
Taxes accrued	125	91
Interest accrued	143	181
Current maturities of long-term debt	500	327
Other	914	1,169
Total current liabilities	2,717	3,809

Long-term Debt	13,178	12,769

Deferred Credits and Other Liabilities
Deferred income taxes	5,427	5,405
Regulatory and other	1,309	1,401
Total deferred credits and other liabilities	6,736	6,806

Commitments and Contingencies

Preferred Stock of Subsidiaries	258	258

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 671 million shares outstanding at March 31, 2015 and December 31, 2014	1	1
Additional paid-in capital	4,963	4,956
Retained earnings	2,558	2,541
Accumulated other comprehensive income	185	662
Total controlling interests	7,707	8,160
Noncontrolling interests	2,324	2,238
Total equity	10,031	10,398

Total Liabilities and Equity	$32,920	$34,040

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$325	$467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196	203
Deferred income tax expense	61	153
Equity in earnings of unconsolidated affiliates	(24)	(161)
Distributions received from unconsolidated affiliates	38	89
Other	170	(65)
Net cash provided by operating activities	766	686
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(388)	(374)
Investments in and loans to unconsolidated affiliates	(15)	(18)
Purchases of held-to-maturity securities	(145)	(198)
Proceeds from sales and maturities of held-to-maturity securities	123	167
Purchases of available-for-sale securities	—	(13)
Proceeds from sales and maturities of available-for-sale securities	1	5
Distributions received from unconsolidated affiliates	18	22
Other changes in restricted funds	2	7
Net cash used in investing activities	(404)	(402)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	994	300
Payments for the redemption of long-term debt	—	(284)
Net decrease in commercial paper	(952)	(102)
Distributions to noncontrolling interests	(44)	(39)
Contributions from noncontrolling interests	58	6
Proceeds from the issuances of Spectra Energy Partners, LP common units	39	52
Dividends paid on common stock	(250)	(228)
Other	(9)	5
Net cash used in financing activities	(164)	(290)
Effect of exchange rate changes on cash	(4)	(2)
Net increase (decrease) in cash and cash equivalents	194	(8)
Cash and cash equivalents at beginning of period	215	201
Cash and cash equivalents at end of period	$409	$193
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$115	$107

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
				Foreign Currency Translation Adjustments	Other	Noncontrolling Interests	Total
December 31, 2014	$1	$4,956	$2,541	$1,016	$(354)	$2,238	$10,398
Net income	—	—	267	—	—	58	325
Other comprehensive income (loss)	—	—	—	(484)	7	(8)	(485)
Dividends on common stock	—	—	(250)	—	—	—	(250)
Distributions to noncontrolling interests	—	—	—	—	—	(44)	(44)
Contributions from noncontrolling interests	—	—	—	—	—	58	58
Spectra Energy common stock issued	—	1	—	—	—	—	1
Spectra Energy Partners, LP common units issued	—	6	—	—	—	29	35
Other, net	—	—	—	—	—	(7)	(7)
March 31, 2015	$1	$4,963	$2,558	$532	$(347)	$2,324	$10,031

December 31, 2013	$1	$4,869	$2,383	$1,557	$(316)	$1,829	$10,323
Net income	—	—	419	—	—	48	467
Other comprehensive income (loss)	—	—	—	(244)	11	(4)	(237)
Dividends on common stock	—	—	(225)	—	—	—	(225)
Stock-based compensation	—	(2)	—	—	—	—	(2)
Distributions to noncontrolling interests	—	—	—	—	—	(39)	(39)
Contributions from noncontrolling interests	—	—	—	—	—	6	6
Spectra Energy common stock issued	—	3	—	—	—	—	3
Spectra Energy Partners, LP common units issued	—	10	—	—	—	36	46
Transfer of interests in subsidiaries to Spectra Energy Partners, LP	—	—	—	—	—	5	5
Other, net	—	—	—	—	—	(2)	(2)
March 31, 2014	$1	$4,880	$2,577	$1,313	$(305)	$1,879	$10,345

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

Basis of Presentation. The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our majority-owned subsidiaries, after eliminating intercompany transactions and balances. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form
10-K for the year ended December 31, 2014, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, primarily in our gas distribution operations, as well as changing commodity prices on certain of our processing operations and other factors.

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

Spectra Energy Partners provides transmission, storage and gathering of natural gas, as well as the transportation of crude oil and NGLs through interstate pipeline systems for customers in various regions of the midwestern, northeastern and southeastern United States and Canada. The natural gas transmission and storage operations are primarily subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The crude oil transportation operations are primarily subject to regulation by the FERC in the United States and the National Energy Board (NEB) in Canada. Our Spectra Energy Partners segment is composed of the operations of SEP, less governance costs, which are included in “Other.”

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

Field Services gathers, compresses, treats, processes, transports, stores and sells natural gas, produces, fractionates, transports, stores and sells NGLs, recovers and sells condensate, and trades and markets natural gas and NGLs. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by Phillips 66. DCP Midstream gathers raw natural gas through gathering systems connecting to several interstate and intrastate natural gas and NGL pipeline systems, one natural gas storage facility and one NGL storage facility. DCP Midstream operates in a diverse number of regions, including the Permian Basin, Eagle Ford, Niobrara/DJ Basin and the Midcontinent. DCP Midstream Partners, LP (DCP Partners) is a publicly traded master limited partnership, of which DCP Midstream acts as general partner. As of March 31, 2015, DCP Midstream had an approximate 21% ownership interest in DCP Partners, including DCP Midstream’s limited partner and general partner interests.

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

Business Segment Data

Condensed Consolidated Statements of Operations
	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/ Consolidated Earnings before Income Taxes
	(in millions)
Three Months Ended March 31, 2015
Spectra Energy Partners	$606	$—	$606	$74	$455
Distribution	662	—	662	45	192
Western Canada Transmission & Processing	353	17	370	62	161
Field Services	—	—	—	—	(17)
Total reportable segments	1,621	17	1,638	181	791
Other	2	16	18	12	(15)
Eliminations	—	(33)	(33)	—	—
Depreciation and amortization	—	—	—	—	193
Interest expense	—	—	—	—	159
Interest income and other	—	—	—	—	2
Total consolidated	$1,623	$—	$1,623	$193	$426

Three Months Ended March 31, 2014
Spectra Energy Partners	$581	$—	$581	$73	$429
Distribution	718	—	718	49	226
Western Canada Transmission & Processing	541	34	575	67	237
Field Services	—	—	—	—	130
Total reportable segments	1,840	34	1,874	189	1,022
Other	3	15	18	11	(17)
Eliminations	—	(49)	(49)	—	—
Depreciation and amortization	—	—	—	—	200
Interest expense	—	—	—	—	178
Interest income and other	—	—	—	—	4
Total consolidated	$1,843	$—	$1,843	$200	$631

3. Regulatory Matters

Union Gas. In December 2014, Union Gas filed an application with the OEB for the disposition of the 2013 energy conservation deferral and variance account balances. As a result of this application, Union Gas has a receivable from customers of approximately $8 million and $9 million at March 31, 2015 and December 31, 2014, respectively, which is reflected as Current Assets-Other on the Condensed Consolidated Balance Sheet. A written hearing concluded in April 2015, and an OEB decision is expected later this year.

In April 2015, the OEB issued its decision on Union Gas’ application for an order approving an interruptible liquefied natural gas (LNG) service. The OEB determined that it would not regulate this service, as it was satisfied that there is LNG competition sufficient to protect the public interest and approved the proposed cross charges between the regulated and unregulated services until an application for new rates in 2019 is filed. At this time, Union Gas does not expect any material financial impact as a result of this decision.
4. Income Taxes

Income tax expense was $101 million for the three-month period ended March 31, 2015, compared to $164 million for the same period in 2014. The lower tax expense was primarily due to lower earnings and the effect of a weaker Canadian dollar. The effective income tax rate was 24% and 26% for the three-month periods ended March 31, 2015 and 2014, respectively.

There was no material net change in unrecognized tax benefits recorded during the three-month period ended March 31, 2015. Although uncertain, we believe it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $15 million to $20 million prior to March 31, 2016.

5. Earnings per Common Share

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

The following table presents our basic and diluted EPS calculations:

	Three Months Ended March 31,
	2015	2014
	(in millions, except per-share amounts)

Net income—controlling interests	$267	$419
Weighted-average common shares outstanding
Basic	671	670
Diluted	673	672
Basic earnings per common share	$0.40	$0.63
Diluted earnings per common share	$0.40	$0.62
6. Accumulated Other Comprehensive Income

The following table presents the net of tax changes in Accumulated Other Comprehensive Income (AOCI) by component and amounts reclassified out of AOCI to Net Income, excluding amounts attributable to noncontrolling interests:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefit Plan Obligations	Gas Purchase Contract Hedges	Other	Total Accumulated Other Comprehensive Income
			(in millions)
December 31, 2014	$1,016	$(351)	$(3)	$—	$662
Other AOCI activity	(484)	6	3	(2)	(477)
March 31, 2015	$532	$(345)	$—	$(2)	$185

December 31, 2013	$1,557	$(304)	$(11)	$(1)	$1,241
Reclassified to net income	—	—	2	—	2
Other AOCI activity	(244)	7	2	—	(235)
March 31, 2014	$1,313	$(297)	$(7)	$(1)	$1,008

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

	March 31, 2015	December 31, 2014
	(in millions)
Natural gas	$81	$211
NGLs	22	28
Materials and supplies	71	74
Total inventory	$174	$313
8. Investments in and Loans to Unconsolidated Affiliates

Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Operating revenues	$2,043	$3,915
Operating expenses	1,991	3,645
Operating income	52	270
Net income (loss)	(6)	203
Net income (loss) attributable to members’ interests	(37)	165

DCP Partners issues, from time to time, limited partner units to the public, which are recorded by DCP Midstream directly to its equity. Our proportionate share of gains from those issuances, totaling $2 million and $48 million in the first quarters of 2015 and 2014, respectively, are reflected in Equity in Earnings of Unconsolidated Affiliates in the Condensed Consolidated Statements of Operations.
9. Marketable Securities and Restricted Funds

We routinely invest excess cash and various restricted balances in securities such as commercial paper, banker's acceptances, corporate debt securities, treasury bills and money market funds in the United States and Canada. We do not purchase marketable securities for speculative purposes; therefore we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for insurance purposes, so these investments are classified as available-for-sale (AFS) marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.

AFS Securities. AFS securities are as follows:

	Estimated Fair Value
	March 31, 2015	December 31, 2014
	(in millions)
Corporate debt securities	$23	$23
Money market funds	—	1
Total available-for-sale securities	$23	$24

Our AFS securities are classified on the Condensed Consolidated Balance Sheets as follows:

	Estimated Fair Value
	March 31, 2015	December 31, 2014
	(in millions)
Restricted funds
Investments and other assets—other	$—	$1
Non-restricted funds
Current assets—other	3	3
Investments and other assets—other	20	20
Total available-for-sale securities	$23	$24

At March 31, 2015, the weighted-average contractual maturity of outstanding AFS securities was less than two years.

There were no material gross unrealized holding gains or losses associated with investments in AFS securities at March 31, 2015 or December 31, 2014.

HTM Securities. All of our HTM securities are restricted funds and are as follows:

		Estimated Fair Value
Description	Condensed Consolidated Balance Sheet Caption	March 31, 2015	December 31, 2014
		(in millions)
Banker's acceptances	Current assets—other	$49	$38
Canadian government securities	Current assets—other	27	30
Money market funds	Current assets—other	10	3
Canadian government securities	Investments and other assets—other	93	101
Total held-to-maturity securities		$179	$172

All of our HTM securities are restricted funds pursuant to certain M&N Canada and Express-Platte debt agreements. The funds restricted for M&N Canada, plus future cash from operations that would otherwise be available for distribution to the partners of M&N Canada, are required to be placed in escrow until the balance in escrow is sufficient to fund all future debt service on the M&N Canada 6.90% senior secured notes. There are sufficient funds held in escrow to fund all future debt service on these M&N Canada notes as of March 31, 2015.

At March 31, 2015, the weighted-average contractual maturity of outstanding HTM securities was less than one year.

There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at March 31, 2015 or December 31, 2014.

Other Restricted Funds. In addition to the portions of the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $12 million at March 31, 2015 and $13 million at December 31, 2014 classified as Current Assets—Other. These restricted funds are related to additional amounts for insurance. We also had other restricted funds totaling $9 million at March 31, 2015 and $6 million at December 31, 2014 classified as Investments and Other Assets—Other. These restricted funds are related to funds held and collected from customers for Canadian pipeline abandonment in accordance with the NEB’s regulatory requirements.

Changes in restricted balances are presented within Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.

10. Debt and Credit Facilities
Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Total Credit Facilities Capacity	Commercial Paper Outstanding at March 31, 2015	Available Credit Facilities Capacity

		(in millions)
Spectra Energy Capital, LLC (a)	2019	$1,000	$494	$506
SEP (b)	2019	2,000	121	1,879
Westcoast Energy Inc. (c)	2019	315	—	315
Union Gas (d)	2019	394	—	394
Total		$3,709	$615	$3,094
 ___________

(a)
Revolving credit facility contains a covenant requiring the Spectra Energy Corp consolidated debt-to-total capitalization ratio, as defined in the agreement, to not exceed 65%. Per the terms of the agreement, collateralized debt is excluded from the calculation of the ratio. This ratio was 58% at March 31, 2015.

(b)
Revolving credit facility contains a covenant that requires SEP to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the credit agreement, of 5.0 to 1 or less. As of March 31, 2015, this ratio was 3.8 to 1.

(c)
U.S. dollar equivalent at March 31, 2015. The revolving credit facility is 400 million Canadian dollars and contains a covenant that requires the Westcoast Energy Inc. non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 33% at March 31, 2015.

(d)
U.S. dollar equivalent at March 31, 2015. The revolving credit facility is 500 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 64% at March 31, 2015.

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facilities. As of March 31, 2015, there were no letters of credit issued or revolving borrowings outstanding under the credit facilities.

Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2015, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
Debt Issuances. On March 12, 2015, SEP issued $500 million of 3.50% unsecured notes due 2025 and $500 million of 4.50% unsecured notes due 2045. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general corporate purposes.

11. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	March 31, 2015
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$191	$—	$191	$—
Corporate debt securities	Current assets—other	3		3
Commodity derivatives	Current assets—other	43	—	—	43
Interest rate swaps	Current assets—other	2	—	2	—
Commodity derivatives	Investments and other assets—other	6	—	—	6
Corporate debt securities	Investments and other assets—other	20	—	20	—
Interest rate swaps	Investments and other assets—other	35	—	35	—
Total Assets		$300	$—	$251	$49

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2014
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$85	$—	$85	$—
Corporate debt securities	Current assets—other	3	—	3	—
Commodity derivatives	Current assets—other	57	—	—	57
Interest rate swaps	Current assets—other	2	—	2	—
Commodity derivatives	Investments and other assets—other	21	—	—	21
Corporate debt securities	Investments and other assets—other	20	—	20	—
Interest rate swaps	Investments and other assets—other	22	—	22	—
Money market funds	Investments and other assets—other	1	1	—	—
Total Assets		$211	$1	$132	$78

The following presents changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Derivative assets (liabilities)
Fair value, beginning of period	$78	$(3)
Total gains (losses):
Included in earnings	6	(4)
Included in other comprehensive income	(6)	3
Purchases	1	—
Settlements	(30)	(1)
Fair value, end of period	$49	$(5)
Total gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets and liabilities held at the end of the period	$(16)	$(3)

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

The derivative financial instruments reported in Level 3 at March 31, 2015 consist of NGL revenue swap contracts related to the Empress assets in Western Canada Transmission & Processing. As of March 31, 2015, we reported certain of our NGL basis swaps at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in
Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.

The fair value of these NGL basis swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are the forward NGL basis curves, for which a significant portion of the derivative’s term is beyond available forward pricing. At March 31, 2015, a 10¢ per gallon movement in underlying forward NGL prices, primarily propane prices, would affect the estimated fair value of our NGL derivatives by $15 million. This calculated amount does not take into account any other changes to the fair value measurement calculation.

Financial Instruments

The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets.

	March 31, 2015		December 31, 2014
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	13,641	15,308	13,060	14,446
__________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes capital leases, unamortized items and fair value hedge carrying value adjustments.

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

During the three month periods ended March 31, 2015 and 2014, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
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

Other than interest rate swaps and commodity derivatives as described below, we did not have significant derivatives outstanding during the three months ended March 31, 2015.

Interest Rate Swaps

At March 31, 2015, we had “pay floating—receive fixed” interest rate swaps outstanding with a total notional amount of $1,199 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	March 31, 2015			December 31, 2014
	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount
Description	(in millions)
Assets	$37	$—	$37	$24	$—	$24

Commodity Derivatives

At March 31, 2015, we had commodity mark-to-market derivatives outstanding with a total notional amount of 151 million gallons. The longest dated commodity derivative contract we currently have expires in 2017.

Information about our commodity derivatives that had netting or rights of offset arrangements are as follows:

	March 31, 2015			December 31, 2014
	Gross Amounts	Gross Amounts Offset	Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amounts	Gross Amounts Offset	Net Amount Presented in the Condensed Consolidated Balance Sheets
Description	(in millions)
Assets	$134	$85	$49	$169	$91	$78
Liabilities	85	85	—	91	91	—

Substantially all of our commodity derivative agreements outstanding at March 31, 2015 and December 31, 2014 have provisions that require collateral to be posted in the amount of the net liability position if one of our credit ratings falls below investment grade.

Information regarding the impacts of commodity derivatives on our Condensed Consolidated Statements of Operations are as follows:

		Three Months Ended March 31,
Derivatives	Condensed Consolidated Statement of Operations Caption	2015	2014
		(in millions)
Commodity derivatives	Sales of natural gas liquids	$7	$(3)
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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of March 31, 2015 or December 31, 2014 related to litigation.
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
We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-100%-owned entities. In connection with our spin-off from Duke Energy Corporation (Duke Energy) in 2007, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of March 31, 2015 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these outstanding performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.

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
As of March 31, 2015, the amounts recorded for the guarantees and indemnifications described above are not material, both individually and in the aggregate.
15. Issuances of SEP Units

During the three months ended March 31, 2015, SEP issued 0.8 million common units to the public under its at-the-market program and approximately 16,000 general partner units to Spectra Energy. Total net proceeds to SEP were $40 million (net proceeds to Spectra Energy were $39 million). In connection with the issuances of the units, a $10 million gain ($6 million net of tax) to Additional Paid-in Capital and a $29 million increase in Equity-Noncontrolling Interests were recorded during the three months ended March 31, 2015. Spectra Energy’s ownership in SEP remained approximately 82% following the issuances.

The following table presents the effects of the issuances of SEP units:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net income-controlling interests	$267	$419
Increase in additional paid-in capital resulting from issuances of SEP units	6	10
Total net income-controlling interests and changes in equity-controlling interests	$273	$429
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

Our policy is to fund our retirement plans, where applicable, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions of $5 million to our U.S. retirement plans in both of the three month periods ended March 31, 2015 and 2014. We made total contributions to the Canadian DC and DB plans of $9 million in the three months ended March 31, 2015 and $16 million in the same period in 2014. We anticipate that we will make total contributions of approximately $22 million to the U.S. plans and approximately $30 million to the Canadian plans in 2015.
Qualified and Non-Qualified Pension Plans—Components of Net Periodic Pension Cost

	Three Months Ended March 31,
	2015	2014
	(in millions)
U.S.
Service cost benefit earned	$5	$5
Interest cost on projected benefit obligation	6	6
Expected return on plan assets	(10)	(10)
Amortization of loss	2	3
Net periodic pension cost	$3	$4

Canada
Service cost benefit earned	$8	$7
Interest cost on projected benefit obligation	11	13
Expected return on plan assets	(17)	(17)
Amortization of loss	7	6
Net periodic pension cost	$9	$9

Other Post-Retirement Benefit Plans. We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.
Other Post-Retirement Benefit Plans—Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2015	2014
	(in millions)
U.S.
Interest cost on accumulated post-retirement benefit obligation	$2	$2
Expected return on plan assets	(1)	(1)
Net periodic other post-retirement benefit cost	$1	$1

Canada
Service cost benefit earned	$1	$1
Interest cost on accumulated post-retirement benefit obligation	1	1
Net periodic other post-retirement benefit cost	$2	$2
Retirement/Savings Plan
In addition to the retirement plans described above, we also have defined contribution employee savings plans available to both U.S. and Canadian employees. Employees may participate in a matching contribution where we match a certain percentage of before-tax employee contributions of up to 6% of eligible pay per pay period for U.S. employees and up to 5% of eligible pay per pay period for Canadian employees. We expensed pre-tax employer matching contributions of $3 million in both of the three month periods ended March 31, 2015 and 2014 for U.S. employees and $3 million in both of the three month periods for Canadian employees.

17. Condensed Consolidating Financial Information
Spectra Energy Corp has agreed to fully and unconditionally guarantee the payment of principal and interest under all series of notes outstanding under the Senior Indenture of Spectra Energy Capital, LLC (Spectra Capital), a 100%-owned, consolidated subsidiary. In accordance with Securities and Exchange Commission (SEC) rules, the following condensed consolidating financial information is presented. The information shown for Spectra Energy Corp and Spectra Capital is presented utilizing the equity method of accounting for investments in subsidiaries, as required. The non-guarantor subsidiaries column represents all consolidated subsidiaries of Spectra Capital. This information should be read in conjunction with our accompanying Condensed Consolidated Financial Statements and notes thereto.

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2015
Total operating revenues	$—	$—	$1,624	$(1)	$1,623
Total operating expenses	2	—	1,081	(1)	1,082
Operating income (loss)	(2)	—	543	—	541
Equity in earnings of unconsolidated affiliates	—	—	24	—	24
Equity in earnings of consolidated subsidiaries	263	421	—	(684)	—
Other income and expenses, net	(2)	—	22	—	20
Interest expense	—	61	98	—	159
Earnings before income taxes	259	360	491	(684)	426
Income tax expense (benefit)	(8)	97	12	—	101
Net income	267	263	479	(684)	325
Net income—noncontrolling interests	—	—	58	—	58
Net income—controlling interests	$267	$263	$421	$(684)	$267

Three Months Ended March 31, 2014
Total operating revenues	$—	$—	$1,844	$(1)	$1,843
Total operating expenses	4	—	1,201	(1)	1,204
Operating income (loss)	(4)	—	643	—	639
Equity in earnings of unconsolidated affiliates	—	—	161	—	161
Equity in earnings of consolidated subsidiaries	415	635	—	(1,050)	—
Other income and expenses, net	(1)	1	9	—	9
Interest expense	—	65	113	—	178
Earnings before income taxes	410	571	700	(1,050)	631
Income tax expense (benefit)	(9)	156	17	—	164
Net income	419	415	683	(1,050)	467
Net income—noncontrolling interests	—	—	48	—	48
Net income—controlling interests	$419	$415	$635	$(1,050)	$419

Spectra Energy Corp
Condensed Consolidating Statements of Comprehensive Income
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2015
Net income	$267	$263	$479	$(684)	$325
Other comprehensive income (loss)	1	—	(486)	—	(485)
Total comprehensive income (loss), net of tax	268	263	(7)	(684)	(160)
Less: comprehensive income—noncontrolling interests	—	—	50	—	50
Comprehensive income (loss)—controlling interests	$268	$263	$(57)	$(684)	$(210)

Three Months Ended March 31, 2014
Net income	$419	$415	$683	$(1,050)	$467
Other comprehensive income (loss)	2	—	(239)	—	(237)
Total comprehensive income, net of tax	421	415	444	(1,050)	230
Less: comprehensive income—noncontrolling interests	—	—	44	—	44
Comprehensive income—controlling interests	$421	$415	$400	$(1,050)	$186

Spectra Energy Corp
Condensed Consolidating Balance Sheet
March 31, 2015
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$408	$—	$409
Receivables—consolidated subsidiaries	60	—	25	(85)	—
Receivables—other	2	2	1,148	—	1,152
Other current assets	11	1	490	—	502
Total current assets	73	4	2,071	(85)	2,063
Investments in and loans to unconsolidated affiliates	—	—	2,943	—	2,943
Investments in consolidated subsidiaries	14,393	20,590	—	(34,983)	—
Advances receivable—consolidated subsidiaries	—	4,772	1,160	(5,932)	—
Notes receivable—consolidated subsidiaries	—	—	3,198	(3,198)	—
Goodwill	—	—	4,595	—	4,595
Other assets	37	26	256	—	319
Net property, plant and equipment	—	—	21,644	—	21,644
Regulatory assets and deferred debits	2	15	1,339	—	1,356
Total Assets	$14,505	$25,407	$37,206	$(44,198)	$32,920

Accounts payable	$2	$1	$417	$—	$420
Accounts payable—consolidated subsidiaries	—	85	—	(85)	—
Commercial paper	—	494	121	—	615
Short-term borrowings—consolidated subsidiaries	—	398	—	(398)	—
Taxes accrued	4	18	103	—	125
Current maturities of long-term debt	—	—	500	—	500
Other current liabilities	58	48	951	—	1,057
Total current liabilities	64	1,044	2,092	(483)	2,717
Long-term debt	—	2,906	10,272	—	13,178
Advances payable—consolidated subsidiaries	5,932	—	—	(5,932)	—
Notes payable—consolidated subsidiaries	—	2,800	—	(2,800)	—
Deferred credits and other liabilities	802	4,264	1,670	—	6,736
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	7,707	14,393	20,590	(34,983)	7,707
Noncontrolling interests	—	—	2,324	—	2,324
Total equity	7,707	14,393	22,914	(34,983)	10,031
Total Liabilities and Equity	$14,505	$25,407	$37,206	$(44,198)	$32,920

Spectra Energy Corp
Condensed Consolidating Balance Sheet
December 31, 2014
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$214	$—	$215
Receivables—consolidated subsidiaries	18	—	11	(29)	—
Receivables—other	2	—	1,334	—	1,336
Other current assets	71	2	708	—	781
Total current assets	91	3	2,267	(29)	2,332
Investments in and loans to unconsolidated affiliates	—	—	2,966	—	2,966
Investments in consolidated subsidiaries	14,531	20,562	—	(35,093)	—
Advances receivable—consolidated subsidiaries	—	4,683	898	(5,581)	—
Notes receivable—consolidated subsidiaries	—	—	3,198	(3,198)	—
Goodwill	—	—	4,714	—	4,714
Other assets	38	22	267	—	327
Net property, plant and equipment	—	—	22,307	—	22,307
Regulatory assets and deferred debits	4	15	1,375	—	1,394
Total Assets	$14,664	$25,285	$37,992	$(43,901)	$34,040

Accounts payable	$3	$—	$455	$—	$458
Accounts payable—consolidated subsidiaries	—	17	12	(29)	—
Commercial paper	—	398	1,185	—	1,583
Short-term borrowings—consolidated subsidiaries	—	398	—	(398)	—
Taxes accrued	5	—	86	—	91
Current maturities of long-term debt	—	—	327	—	327
Other current liabilities	96	54	1,200	—	1,350
Total current liabilities	104	867	3,265	(427)	3,809
Long-term debt	—	2,900	9,869	—	12,769
Advances payable—consolidated subsidiaries	5,581	—	—	(5,581)	—
Notes payable—consolidated subsidiaries	—	2,800	—	(2,800)	—
Deferred credits and other liabilities	819	4,187	1,800	—	6,806
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	8,160	14,531	20,562	(35,093)	8,160
Noncontrolling interests	—	—	2,238	—	2,238
Total equity	8,160	14,531	22,800	(35,093)	10,398
Total Liabilities and Equity	$14,664	$25,285	$37,992	$(43,901)	$34,040

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$267	$263	$479	$(684)	$325
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	196	—	196
Equity in earnings of unconsolidated affiliates	—	—	(24)	—	(24)
Equity in earnings of consolidated subsidiaries	(263)	(421)	—	684	—
Distributions received from unconsolidated affiliates	—	—	38	—	38
Other	90	16	125	—	231
Net cash provided by (used in) operating activities	94	(142)	814	—	766
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(388)	—	(388)
Investments in and loans to unconsolidated affiliates	—	—	(15)	—	(15)
Purchases of held-to-maturity securities	—	—	(145)	—	(145)
Proceeds from sales and maturities of held-to-maturity securities	—	—	123	—	123
Proceeds from sales and maturities of available-for-sale securities	—	—	1	—	1
Distributions received from unconsolidated affiliates	—	—	18	—	18
Advances to affiliates	(135)	(21)	—	156	—
Other changes in restricted funds	—	—	2	—	2
Net cash used in investing activities	(135)	(21)	(404)	156	(404)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	994	—	994
Net increase (decrease) in commercial paper	—	95	(1,047)	—	(952)
Distributions to noncontrolling interests	—	—	(44)	—	(44)
Contributions from noncontrolling interests	—	—	58	—	58
Dividends paid on common stock	(250)	—	—	—	(250)
Proceeds from the issuance of SEP common units	—	—	39	—	39
Distributions and advances from (to) affiliates	290	68	(202)	(156)	—
Other	1	—	(10)	—	(9)
Net cash provided by (used in) financing activities	41	163	(212)	(156)	(164)
Effect of exchange rate changes on cash	—	—	(4)	—	(4)
Net increase in cash and cash equivalents	—	—	194	—	194
Cash and cash equivalents at beginning of period	—	1	214	—	215
Cash and cash equivalents at end of period	$—	$1	$408	$—	$409

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2014
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$419	$415	$683	$(1,050)	$467
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	203	—	203
Equity in earnings of unconsolidated affiliates	—	—	(161)	—	(161)
Equity in earnings of consolidated subsidiaries	(415)	(635)	—	1,050	—
Distributions received from unconsolidated affiliates	—	—	89	—	89
Other	(35)	146	(23)	—	88
Net cash provided by (used in) operating activities	(31)	(74)	791	—	686
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(374)	—	(374)
Investments in and loans to unconsolidated affiliates	—	—	(18)	—	(18)
Purchases of held-to-maturity securities	—	—	(198)	—	(198)
Proceeds from sales and maturities of held-to-maturity securities	—	—	167	—	167
Purchases of available-for-sale securities	—	—	(13)	—	(13)
Proceeds from sales and maturities of available-for-sale securities	—	—	5	—	5
Distributions received from unconsolidated affiliates	—	—	22	—	22
Advances from (to) affiliates	108	(30)	—	(78)	—
Other changes in restricted funds	—	—	7	—	7
Net cash provided by (used in) investing activities	108	(30)	(402)	(78)	(402)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	300	—	—	300
Payments for the redemption of long-term debt	—	(148)	(136)	—	(284)
Net decrease in commercial paper	—	(55)	(47)	—	(102)
Distributions to noncontrolling interests	—	—	(39)	—	(39)
Contributions from noncontrolling interests	—	—	6	—	6
Dividends paid on common stock	(228)	—	—	—	(228)
Proceeds from the issuance of SEP common units	—	—	52	—	52
Distributions and advances from (to) affiliates	146	(1)	(223)	78	—
Other	5	—	—	—	5
Net cash provided by (used in) financing activities	(77)	96	(387)	78	(290)
Effect of exchange rate changes on cash	—	—	(2)	—	(2)
Net decrease in cash and cash equivalents	—	(8)	—	—	(8)
Cash and cash equivalents at beginning of period	—	12	189	—	201
Cash and cash equivalents at end of period	$—	$4	$189	$—	$193

18. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which supersedes the revenue recognition requirements of “Revenue Recognition (Topic 605)” and clarifies the principles of recognizing revenue. This ASU is effective for us January 1, 2017. In April 2015, the FASB tentatively decided to defer the effective date of the new revenue standard for one year and to permit entities to early adopt the standard as of the original effective date. We are currently evaluating this ASU and its potential impact on us.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require us to revise our documentation regarding the consolidation or deconsolidation of such entities. ASU No. 2015-02 is effective for us January 1, 2016. We are currently evaluating this ASU and its potential impact on us.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge asset. ASU No. 2015-03 is effective for us January 1, 2016 and is to be applied retrospectively. This ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
Executive Overview
For the three months ended March 31, 2015 and 2014, we reported net income from controlling interests of $267 million and $419 million, respectively.
The highlights for the three months ended March 31, 2015 compared to the same period in 2014 include the following:

•
Spectra Energy Partners’ earnings increased mainly due to expansion projects, primarily at Texas Eastern Transmission, LP (Texas Eastern) and higher equity earnings from DCP Sand Hills Pipeline, LLC (Sand Hills) as a result of higher volumes.

•
Distribution’s earnings decreased mainly due to the effect of a weaker Canadian dollar and the first quarter 2014 results including regulatory decisions from the OEB that, in aggregate, provided a benefit to the segment.

•	Western Canada Transmission & Processing’s earnings decreased mainly due to lower NGL sales prices at the Empress operations and the effect of a weaker Canadian dollar.

•
Field Services’ earnings decreased mainly due to lower commodity prices and a decrease in gains associated with the issuance of partnership units by DCP Partners. These decreases were partially offset by asset growth, improved operating efficiencies and other cost savings initiatives.

In the first quarter of 2015, we had $403 million of capital and investment expenditures. We currently project $3.5 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $2.8 billion.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing these growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and equity securities. As of March 31, 2015, our revolving credit facilities included Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 400 million Canadian dollar facility and Union Gas’ 500 million Canadian dollar facility. These facilities are used principally as back-stops for commercial paper programs.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(in millions)
Operating revenues	$1,623	$1,843
Operating expenses	1,082	1,204
Operating income	541	639
Other income and expenses	44	170
Interest expense	159	178
Earnings before income taxes	426	631
Income tax expense	101	164
Net income	325	467
Net income—noncontrolling interests	58	48
Net income—controlling interests	$267	$419
Operating Revenues. The $220 million, or 12%, decrease was driven by:

•
lower NGL prices and sales volumes, lower sales volumes of residual natural gas and non-cash mark-to-market losses, net of an increase from settlement gains associated with the risk management program at the Empress operations at Western Canada Transmission & Processing, and

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing, partially offset by

•
higher natural gas prices passed through to customers, net of higher utility earnings to be shared with customers in accordance with the incentive regulation framework and the first quarter 2014 results including regulatory decisions from the OEB that, in aggregate, provided a benefit at Distribution, and

•
revenues from expansion projects primarily at Texas Eastern, higher crude oil transportation revenues mainly as a result of higher contracted volumes and increased tariff rates for both Express and Platte pipelines, and an increase in recoveries of electric power and other costs passed through to customers, net of lower processing revenues primarily due to lower prices, lower natural gas transportation revenues from lower firm demand and commodity revenues on Texas Eastern and 2014 tank oil sales on the Platte pipeline at Spectra Energy Partners.

Operating Expenses. The $122 million, or 10%, decrease was driven by:

•
decreased volumes of natural gas purchases for extraction and make-up and lower costs of sales at the Empress operations and lower costs passed through to customers at M&N Canada, net of higher repair, maintenance and plant turnaround costs at Western Canada Transmission & Processing, and

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing, partially offset by

•	higher natural gas prices passed through to customers at Distribution, and

•	increased electric power and other costs passed through to customers and a non-cash impairment charge on Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering) at Spectra Energy Partners.
Other Income and Expenses. The $126 million, or 74%, decrease was attributable to lower equity earnings from Field Services mainly due to decreased commodity prices and lower gains associated with the issuance of partnership units by DCP Partners, net of increased gathering and processing margins as a result of asset growth and improved performance in certain geographic regions. These decreases were partially offset by higher allowance for funds used during construction (AFUDC) resulting from higher capital spending and higher equity earnings from Sand Hills as a result of higher volumes at Spectra Energy Partners.
Interest Expense. The $19 million, or 11%, decrease was mainly due to a weaker Canadian dollar and lower average long-term debt balances.
Income Tax Expense. The $63 million decrease was primarily due to lower earnings and the effect of a weaker Canadian dollar. The effective tax rate for income from continuing operations was 24% and 26% for the three-month periods ended March 31, 2015 and 2014, respectively.

Net Income—Noncontrolling Interests. The $10 million increase was driven primarily by higher earnings from Spectra Energy Partners.
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
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended March 31,
	2015	2014
	(in millions)
Spectra Energy Partners	$455	$429
Distribution	192	226
Western Canada Transmission & Processing	161	237
Field Services	(17)	130
Total reportable segment EBITDA	791	1,022
Other	(15)	(17)
Total reportable segment and other EBITDA	776	1,005
Depreciation and amortization	193	200
Interest expense	159	178
Interest income and other	2	4
Earnings before income taxes	$426	$631
The amounts discussed below include intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.
Spectra Energy Partners

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$606	$581	$25
Operating expenses
Operating, maintenance and other	207	185	22
Other income and expenses	56	33	23
EBITDA	$455	$429	$26
Express pipeline revenue receipts, MBbl/d (a)	246	225	21
Platte PADD II deliveries, MBbl/d	169	166	3
___________

(a)	Thousand barrels per day.

Operating Revenues. The $25 million increase was driven by:

•	a $33 million increase due to expansion projects, primarily on Texas Eastern,

•	a $15 million increase in crude oil transportation revenues mainly as a result of higher contracted volumes and increased tariff rates for both of the Express and Platte pipelines, and

•	a $14 million increase in recoveries of electric power and other costs passed through to customers, partially offset by

•	an $11 million decrease in processing revenues primarily due to lower prices,

•	a $10 million decrease in natural gas transportation revenues from lower firm demand and commodity revenues on Texas Eastern,

•	a $6 million decrease due to tank oil sales on the Platte pipeline in 2014,

•	a $4 million decrease in inventory settlement revenues due to timing of inventory changes and lower oil prices on the Express and Platte pipelines, and

•	a $4 million decrease in gas storage revenues due to lower rates.
Operating, Maintenance and Other. The $22 million increase was driven by:

•	a $14 million increase in electric power and other costs passed through to customers, and

•	a $9 million increase due to an impairment charge on Ozark Gas Gathering.
Other Income and Expenses. The $23 million increase was primarily due to higher AFUDC resulting from higher capital spending and higher equity earnings from Sand Hills as a result of higher volumes and the dropdown of an additional 24.95% interest in Southeast Supply Header, LLC (SESH).
Distribution

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$662	$718	$(56)
Operating expenses
Natural gas purchased	383	388	(5)
Operating, maintenance and other	86	103	(17)
Other income and expenses	(1)	(1)	—
EBITDA	$192	$226	$(34)
Number of customers, thousands	1,422	1,401	21
Heating degree days, Fahrenheit	4,259	4,251	8
Pipeline throughput, TBtu (a)	328	294	34
Canadian dollar exchange rate, average	1.24	1.10	0.14
___________

(a)	Trillion British thermal units.
Operating Revenues. The $56 million decrease was driven by:

•	an $82 million decrease resulting from a weaker Canadian dollar,

•	a $12 million decrease from higher utility earnings to be shared with customers in accordance with the incentive regulation framework, and

•
a $10 million decrease, net of 2012 earnings sharing, primarily as a result of the first quarter 2014 results including regulatory decisions from the OEB that, in aggregate, provided a benefit, partially offset by

•
a $46 million increase from higher natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month New York Mercantile Exchange (NYMEX) forecast.

Natural Gas Purchased. The $5 million decrease was driven by:

•	a $47 million decrease resulting from a weaker Canadian dollar, mostly offset by

•	a $46 million increase from higher natural gas prices passed through to customers.
Operating, Maintenance and Other. The $17 million decrease was driven by a weaker Canadian dollar.
Western Canada Transmission & Processing

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$370	$575	$(205)
Operating expenses
Natural gas and petroleum products purchased	67	174	(107)
Operating, maintenance and other	147	165	(18)
Other income and expenses	5	1	4
EBITDA	$161	$237	$(76)
Pipeline throughput, TBtu	256	242	14
Volumes processed, TBtu	180	177	3
Canadian dollar exchange rate, average	1.24	1.10	0.14
Operating Revenues. The $205 million decrease was driven by:

•	an $82 million decrease due to lower NGL prices associated with the Empress operations,

•	a $46 million decrease as a result of a weaker Canadian dollar,

•	a $43 million decrease due primarily to lower sales volumes of residual natural gas at the Empress operations,

•	a $41 million decrease in sales volumes of NGLs at the Empress operations,

•	a $22 million decrease arising from non-cash mark-to-market losses associated with the risk management program implemented in 2014 at the Empress operations, and

•	a $9 million decrease in transmission revenues due to lower interruptible transmission revenues and lower tolls charged to customers at M&N Canada, partially offset by

•	a $32 million increase from settlement gains associated with the risk management program at the Empress operations, and

•	an $8 million increase in gathering and processing revenues due primarily to higher volumes.
Natural Gas and Petroleum Products Purchased. The $107 million decrease was driven by:

•	a $76 million decrease due primarily to lower volumes of natural gas purchases for extraction and make-up at the Empress operations,

•	a $24 million decrease primarily as a result of lower costs of sales at the Empress facility, and

•	an $8 million decrease as a result of a weaker Canadian dollar.
Operating, Maintenance and Other. The $18 million decrease was driven by:

•	an $18 million decrease as a result of a weaker Canadian dollar,

•	an $8 million decrease primarily in costs passed through to customers at M&N Canada, and

•	a $3 million decrease in Empress plant fuel costs due primarily to lower prices, partially offset by

•	a $6 million increase in repair and maintenance costs, and

•	a $4 million increase in plant turnaround costs.
Other Income and Expenses. The $4 million increase was driven primarily by higher earnings from equity investments.

Field Services

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(in millions, except where noted)
Equity in earnings of unconsolidated affiliates	$(17)	$130	$(147)
EBITDA	$(17)	$130	$(147)
Natural gas gathered and processed/transported, TBtu/d (a,b)	7.1	7.2	(0.1)
NGL production, MBbl/d (a)	399	445	(46)
Average natural gas price per MMBtu (c,d)	$2.98	$4.94	$(1.96)
Average NGL price per gallon (e)	$0.49	$1.06	$(0.57)
Average crude oil price per barrel (f)	$48.63	$98.68	$(50.05)
___________

(a)	Reflects 100% of volumes.

(b)	Trillion British thermal units per day.

(c)	Average price based on NYMEX Henry Hub.

(d)	Million British thermal units.

(e)	Does not reflect results of commodity hedges.

(f)	Average price based on NYMEX calendar month.
EBITDA. Lower equity earnings of $147 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $128 million decrease from commodity-sensitive processing arrangements due to decreased commodity prices, and

•	a $46 million decrease in gains associated with the issuance of partnership units by DCP Partners in 2015 compared to 2014, partially offset by

•	a $21 million increase in gathering and processing margins as a result of asset growth and improved performance in certain of our geographic regions,

•	a $5 million increase primarily as a result of a gain on sale of assets in 2015 related to the sale of our interest in Dover-Hennessey, and

•	a $5 million increase primarily attributable to lower operating expenses as a result of cost savings initiatives in operations.
Other

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)
	(in millions)
Operating revenues	$18	$18	$—
Operating expenses
Operating, maintenance and other	32	38	(6)
Other income and expenses	(1)	3	(4)
EBITDA	$(15)	$(17)	$2
EBITDA. The $2 million increase reflects lower corporate costs, including employee benefit costs.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2015, we had negative working capital of $654 million. This balance includes commercial paper liabilities totaling $615 million and current maturities of long-term debt of $500 million. We will rely upon cash flows from operations and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. SEP is expected to be self-funding through its cash flows from operations, use of its revolving credit facility and its access to capital markets. We receive cash distributions from SEP in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights.
As of March 31, 2015, our revolving credit facilities included Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 400 million Canadian dollar facility and Union Gas’ 500 million Canadian dollar facility, with available capacity of $1,879 million under SEP’s credit facility and $1,215 million under our other subsidiaries’ credit facilities. These facilities are used principally as back-stops for commercial paper programs. At Spectra Capital, SEP and Westcoast, we primarily use commercial paper for temporary funding of capital expenditures. At Union Gas, we primarily use commercial paper to support short-term working capital fluctuations. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):	(in millions)
Operating activities	$766	$686
Investing activities	(404)	(402)
Financing activities	(164)	(290)
Effect of exchange rate changes on cash	(4)	(2)
Net increase (decrease) in cash and cash equivalents	194	(8)
Cash and cash equivalents at beginning of the period	215	201
Cash and cash equivalents at end of the period	$409	$193

Operating Cash Flows
Net cash provided by operating activities increased $80 million to $766 million in the three months ended March 31, 2015 compared to the same period in 2014, driven mostly by changes in working capital, partially offset by lower earnings.

Investing Cash Flows
Net cash used in investing activities increased $2 million to $404 million in the three months ended March 31, 2015 compared to the same period in 2014. This change was driven by:

•	an $11 million net increase in capital and investment expenditures, and

•	a $4 million decrease in distributions received from unconsolidated affiliates, partially offset by

•	a $9 million decrease of net purchases of held-to-maturity securities, and

•	an $8 million decrease of net purchases of available-for-sale securities.

	Three Months Ended March 31,
	2015	2014
Capital and Investment Expenditures	(in millions)
Spectra Energy Partners	$255	$199
Distribution	89	44
Western Canada Transmission & Processing	45	140
Total reportable segments	389	383
Other	14	9
Total consolidated	$403	$392
Capital and investment expenditures for the three months ended March 31, 2015 consisted of $316 million for expansion projects and $87 million for maintenance.
We project 2015 capital and investment expenditures of approximately $3.5 billion, consisting of approximately $2.5 billion for Spectra Energy Partners, $0.6 billion for Distribution and $0.4 billion for Western Canada Transmission & Processing. Total projected 2015 capital and investment expenditures include approximately $2.8 billion of expansion capital expenditures and $0.7 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth.
Financing Cash Flows and Liquidity
Net cash used in financing activities decreased $126 million to $164 million for the three months ended March 31, 2015 compared to the same period in 2014. This change was driven by:

•	$994 million of net proceeds from the issuances of SEP long-term debt in 2015, and

•	a $52 million increase in contributions from noncontrolling interest, partially offset by

•	an $850 million increase in net repayments of commercial paper.

On March 12, 2015, SEP issued $500 million of 3.50% unsecured notes due 2025 and $500 million of 4.50% unsecured notes due 2045. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general corporate purposes.
During the three months ended March 31, 2015, SEP issued 0.8 million common units to the public under its at-the-market program and approximately 16,000 general partner units to Spectra Energy. Total net proceeds to SEP were $40 million (net proceeds to Spectra Energy were $39 million). The net proceeds were used for SEP’s general partnership purposes, which may have included debt repayments, capital expenditures and/or additions to working capital. In 2015 through the date of this report, SEP has issued 0.9 million common units to the public and 19,000 general partner units to Spectra Energy, for total net proceeds to SEP of $48 million (net proceeds to Spectra Energy were $47 million).
Available Credit Facilities and Restrictive Debt Covenants. See Note 10 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants.
The terms of our Spectra Capital credit agreement and term loan require our consolidated debt-to-total-capitalization ratio, as defined in the agreements, to be 65% or lower. Per the terms of the agreements, collateralized debt is excluded from the calculation of the ratio. As of March 31, 2015, this ratio was 58%. Our equity and, as a result, this ratio, is sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations. Based on the strength of our total capitalization as of March 31, 2015, however, it is not likely that a material adverse effect would occur as a result of a weakened Canadian dollar.
Dividends. Our near-term objective is to increase our cash dividend by $0.14 per year through 2017. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. We declared a quarterly cash dividend of $0.37 per common share on April 28, 2015 payable on June 9, 2015 to shareholders at close of business on May 13, 2015.
Other Financing Matters. Spectra Energy Corp and Spectra Capital have an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of various equity and debt securities. SEP has an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of limited partner common units. SEP also has $499 million available as of March 31, 2015 for the issuance of limited partner common units under another effective shelf registration statement on file with the SEC related to its continuous offering program. Westcoast and Union Gas have an aggregate 2.5 billion Canadian dollars (approximately $2.0 billion) available as of March 31, 2015 for the issuance of debt securities in the Canadian market under debt shelf prospectuses.

OTHER ISSUES
New Accounting Pronouncements. See Note 18 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014. We believe our exposure to market risk has not changed materially since then.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2015 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 which could materially affect our financial condition or future results. There have been no material changes to those risk factors.

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

(a) Exhibits

Exhibit Number

*10.1	Form of Phantom Stock Award Agreement (2015) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan.

*10.2	Form of Performance Award Agreement (2015) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
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

SPECTRA ENERGY CORP

Date: May 7, 2015	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer

Date: May 7, 2015	/s/ J. Patrick Reddy
J. Patrick Reddy
Chief Financial Officer