Form 10-Q
period 2015-06-30
Spectra Energy Corp.
filed 2015-08-06
CIK 1373835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.001 par value, outstanding as of June 30, 2015: 671,363,087

SPECTRA ENERGY CORP
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2015

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
SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Revenues
Transportation, storage and processing of natural gas	$802	$780	$1,644	$1,667
Distribution of natural gas	238	309	845	935
Sales of natural gas liquids	31	40	97	227
Transportation of crude oil	90	70	174	141
Other	31	54	55	126
Total operating revenues	1,192	1,253	2,815	3,096
Operating Expenses
Natural gas and petroleum products purchased	119	209	551	737
Operating, maintenance and other	389	405	743	768
Depreciation and amortization	193	199	386	399
Property and other taxes	85	102	188	215
Total operating expenses	786	915	1,868	2,119
Operating Income	406	338	947	977
Other Income and Expenses
Earnings (loss) from equity investments	(189)	85	(165)	246
Other income and expenses, net	22	6	42	15
Total other income and expenses	(167)	91	(123)	261
Interest Expense	166	176	325	354
Earnings Before Income Taxes	73	253	499	884
Income Tax Expense (Benefit)	(7)	65	94	229
Net Income	80	188	405	655
Net Income—Noncontrolling Interests	62	42	120	90
Net Income—Controlling Interests	$18	$146	$285	$565
Common Stock Data
Weighted-average shares outstanding
Basic	671	671	671	671
Diluted	672	673	672	672
Earnings per share
Basic and diluted	$0.03	$0.22	$0.42	$0.84
Dividends per share	$0.37	$0.335	$0.74	$0.67

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$80	$188	$405	$655
Other comprehensive income (loss):
Foreign currency translation adjustments	87	223	(405)	(25)
Non-cash mark-to-market net gain on hedges	—	1	—	3
Reclassification of cash flow hedges into earnings	—	1	—	3
Pension and benefits impact (net of taxes of $2, $3, $5 and $6, respectively)	7	6	13	13
Other	(1)	—	—	—
Total other comprehensive income (loss)	93	231	(392)	(6)
Total Comprehensive Income, net of tax	173	419	13	649
Less: Comprehensive Income—Noncontrolling Interests	64	45	114	89
Comprehensive Income (Loss)—Controlling Interests	$109	$374	$(101)	$560

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30, 2015	December 31, 2014
ASSETS

Current Assets
Cash and cash equivalents	$287	$215
Receivables, net	880	1,336
Inventory	248	313
Fuel tracker	57	102
Other	265	366
Total current assets	1,737	2,332

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	2,701	2,966
Goodwill	4,615	4,714
Other	307	327
Total investments and other assets	7,623	8,007

Property, Plant and Equipment
Cost	29,250	29,211
Less accumulated depreciation and amortization	6,969	6,904
Net property, plant and equipment	22,281	22,307

Regulatory Assets and Deferred Debits	1,403	1,394

Total Assets	$33,044	$34,040

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per-share amounts)

	June 30, 2015	December 31, 2014
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$557	$458
Commercial paper	535	1,583
Taxes accrued	108	91
Interest accrued	188	181
Current maturities of long-term debt	917	327
Other	832	1,169
Total current liabilities	3,137	3,809

Long-term Debt	12,783	12,769

Deferred Credits and Other Liabilities
Deferred income taxes	5,459	5,405
Regulatory and other	1,328	1,401
Total deferred credits and other liabilities	6,787	6,806

Commitments and Contingencies

Preferred Stock of Subsidiaries	258	258

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 671 million shares outstanding at June 30, 2015 and December 31, 2014	1	1
Additional paid-in capital	4,990	4,956
Retained earnings	2,329	2,541
Accumulated other comprehensive income	276	662
Total controlling interests	7,596	8,160
Noncontrolling interests	2,483	2,238
Total equity	10,079	10,398

Total Liabilities and Equity	$33,044	$34,040

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$405	$655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393	405
Deferred income tax expense	25	224
(Earnings) loss from equity investments	165	(246)
Distributions received from unconsolidated affiliates	93	199
Other	375	(28)
Net cash provided by operating activities	1,456	1,209
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(989)	(833)
Investments in and loans to unconsolidated affiliates	(34)	(30)
Purchases of held-to-maturity securities	(329)	(437)
Proceeds from sales and maturities of held-to-maturity securities	344	453
Purchases of available-for-sale securities	—	(13)
Proceeds from sales and maturities of available-for-sale securities	1	7
Distributions received from unconsolidated affiliates	35	242
Other changes in restricted funds	(6)	(1)
Other	2	—
Net cash used in investing activities	(976)	(612)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	994	712
Payments for the redemption of long-term debt	(39)	(736)
Net decrease in commercial paper	(1,030)	(256)
Distributions to noncontrolling interests	(93)	(81)
Contributions from noncontrolling interests	90	112
Proceeds from the issuances of Spectra Energy Partners, LP common units	180	191
Dividends paid on common stock	(499)	(453)
Other	(9)	12
Net cash used in financing activities	(406)	(499)
Effect of exchange rate changes on cash	(2)	1
Net increase in cash and cash equivalents	72	99
Cash and cash equivalents at beginning of period	215	201
Cash and cash equivalents at end of period	$287	$300
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$197	$118

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
				Foreign Currency Translation Adjustments	Other	Noncontrolling Interests	Total
December 31, 2014	$1	$4,956	$2,541	$1,016	$(354)	$2,238	$10,398
Net income	—	—	285	—	—	120	405
Other comprehensive income (loss)	—	—	—	(399)	13	(6)	(392)
Dividends on common stock	—	—	(498)	—	—	—	(498)
Stock-based compensation	—	6	—	—	—	—	6
Distributions to noncontrolling interests	—	—	—	—	—	(93)	(93)
Contributions from noncontrolling interests	—	—	—	—	—	90	90
Spectra Energy common stock issued	—	1	—	—	—	—	1
Spectra Energy Partners, LP common units issued	—	25	—	—	—	139	164
Other, net	—	2	1	—	—	(5)	(2)
June 30, 2015	$1	$4,990	$2,329	$617	$(341)	$2,483	$10,079

December 31, 2013	$1	$4,869	$2,383	$1,557	$(316)	$1,829	$10,323
Net income	—	—	565	—	—	90	655
Other comprehensive income (loss)	—	—	—	(24)	19	(1)	(6)
Dividends on common stock	—	—	(451)	—	—	—	(451)
Stock-based compensation	—	6	—	—	—	—	6
Distributions to noncontrolling interests	—	—	—	—	—	(81)	(81)
Contributions from noncontrolling interests	—	—	—	—	—	112	112
Spectra Energy common stock issued	—	9	—	—	—	—	9
Spectra Energy Partners, LP common units issued	—	29	—	—	—	144	173
Transfer of interests in subsidiaries to Spectra Energy Partners, LP	—	—	—	—	—	1	1
Other, net	—	5	—	—	—	(1)	4
June 30, 2014	$1	$4,918	$2,497	$1,533	$(297)	$2,093	$10,745

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

Spectra Energy's presentation of its Spectra Energy Partners segment is reflective of the parent-level focus by our CODM, considering the resource allocation and governance provisions associated with SEP’s master limited partnership structure. SEP maintains a capital and cash management structure that is separate from Spectra Energy’s, is self-funding and maintains its own lines of bank credit and cash management accounts. From a Spectra Energy perspective, our CODM evaluates the Spectra Energy Partners segment as a whole, without regard to any of SEP’s individual businesses.

Spectra Energy Partners provides transmission, storage and gathering of natural gas, as well as the transportation of crude oil and NGLs through interstate pipeline systems for customers in various regions of the midwestern, northeastern and southern U.S. and Canada. The natural gas transmission and storage operations are primarily subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The crude oil transportation operations are primarily subject to regulation by the FERC in the U.S. and the National Energy Board (NEB) in Canada. Our Spectra Energy Partners segment is composed of the operations of SEP, less governance costs, which are included in “Other.”

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

Field Services gathers, compresses, treats, processes, transports, stores and sells natural gas, produces, fractionates, transports, stores and sells NGLs, recovers and sells condensate, and trades and markets natural gas and NGLs. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by Phillips 66. DCP Midstream gathers raw natural gas through gathering systems connecting to several interstate and intrastate natural gas and NGL pipeline systems, one natural gas storage facility and one NGL storage facility. DCP Midstream operates in a diverse number of regions, including the Permian Basin, Eagle Ford, Niobrara/DJ Basin and the Midcontinent. DCP Midstream Partners, LP (DCP Partners) is a publicly traded master limited partnership, of which DCP Midstream acts as general partner. As of June 30, 2015, DCP Midstream had an approximate 21% ownership interest in DCP Partners, including DCP Midstream’s limited partner and general partner interests.

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

Business Segment Data

Condensed Consolidated Statements of Operations
	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/ Consolidated Earnings before Income Taxes
	(in millions)
Three Months Ended June 30, 2015
Spectra Energy Partners	$603	$—	$603	$72	$478
Distribution	290	—	290	45	98
Western Canada Transmission & Processing	297	7	304	63	104
Field Services	—	—	—	—	(233)
Total reportable segments	1,190	7	1,197	180	447
Other	2	15	17	13	(12)
Eliminations	—	(22)	(22)	—	—
Depreciation and amortization	—	—	—	—	193
Interest expense	—	—	—	—	166
Interest income and other (a)	—	—	—	—	(3)
Total consolidated	$1,192	$—	$1,192	$193	$73

Three Months Ended June 30, 2014
Spectra Energy Partners	$531	$—	$531	$72	$374
Distribution	360	—	360	48	112
Western Canada Transmission & Processing	360	31	391	68	111
Field Services	—	—	—	—	54
Total reportable segments	1,251	31	1,282	188	651
Other	2	17	19	11	(24)
Eliminations	—	(48)	(48)	—	—
Depreciation and amortization	—	—	—	—	199
Interest expense	—	—	—	—	176
Interest income and other (a)	—	—	—	—	1
Total consolidated	$1,253	$—	$1,253	$199	$253

Six Months Ended June 30, 2015
Spectra Energy Partners	$1,209	$—	$1,209	$146	$933
Distribution	952	—	952	90	290
Western Canada Transmission & Processing	650	24	674	125	265
Field Services	—	—	—	—	(250)
Total reportable segments	2,811	24	2,835	361	1,238
Other	4	31	35	25	(27)
Eliminations	—	(55)	(55)	—	—
Depreciation and amortization	—	—	—	—	386
Interest expense	—	—	—	—	325
Interest income and other (a)	—	—	—	—	(1)
Total consolidated	$2,815	$—	$2,815	$386	$499

Six Months Ended June 30, 2014
Spectra Energy Partners	$1,112	$—	$1,112	$145	$803
Distribution	1,078	—	1,078	97	338
Western Canada Transmission & Processing	901	65	966	135	348
Field Services	—	—	—	—	184
Total reportable segments	3,091	65	3,156	377	1,673
Other	5	32	37	22	(41)
Eliminations	—	(97)	(97)	—	—
Depreciation and amortization	—	—	—	—	399
Interest expense	—	—	—	—	354
Interest income and other (a)	—	—	—	—	5
Total consolidated	$3,096	$—	$3,096	$399	$884
___________________________________

(a)	Includes foreign currency transaction gains and losses related to segment EBITDA.

3. Regulatory Matters

Union Gas. In 2012, the OEB determined that revenues derived from the optimization of Union Gas’ upstream transportation contracts in 2011 would be treated as a reduction to gas costs rather than being treated as optimization revenues and included in utility earnings. In May 2014, Union Gas filed a notice of appeal to the Ontario Court of Appeal and a hearing was held in December 2014. The appeal was dismissed in June 2015 and no further appeals will be filed.

In December 2014, Union Gas filed an application with the OEB for the disposition of the 2013 energy conservation deferral and variance account balances. As a result of this application, Union Gas has a receivable from customers of approximately $8 million and $9 million at June 30, 2015 and December 31, 2014, respectively, which is reflected as Current Assets—Other on the Condensed Consolidated Balance Sheets. A written hearing concluded in April 2015. In June 2015, a decision from the OEB was received approving recovery from ratepayers effective July 1, 2015.

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
4. Income Taxes

Income tax benefit was $7 million for the three months ended June 30, 2015, compared to an income tax expense of $65 million for the same period in 2014. Income tax expense was $94 million for the six months ended June 30, 2015, compared to $229 million for the same period in 2014. The lower tax expense for both periods was primarily due to the $72 million tax impact of the impairment of goodwill at DCP Midstream, lower earnings and the effect of a weaker Canadian dollar.

The effective income tax rate was negative 10% for the three months ended June 30, 2015, compared to 26% for the same period in 2014. The effective income tax rate was 19% for the six months ended June 30, 2015, compared to 26% for the same period in 2014. The lower effective income tax rates in both periods were primarily attributable to the $72 million tax impact of the impairment of goodwill at DCP Midstream.

There was a $6 million increase in unrecognized tax benefits recorded during the six months ended June 30, 2015. Although uncertain, we believe it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $25 million to $30 million prior to June 30, 2016, as a result of the expiration of statutes of limitations and expected audit settlements.
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

The following table presents our basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per-share amounts)
Net income—controlling interests	$18	$146	$285	$565
Weighted-average common shares outstanding
Basic	671	671	671	671
Diluted	672	673	672	672
Basic and diluted earnings per common share (a)	$0.03	$0.22	$0.42	$0.84
___________________
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

6. Accumulated Other Comprehensive Income

The following table presents the net of tax changes in Accumulated Other Comprehensive Income (AOCI) by component and amounts reclassified out of AOCI to Net Income, excluding amounts attributable to noncontrolling interests:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefit Plan Obligations	Gas Purchase Contract Hedges	Other	Total Accumulated Other Comprehensive Income
			(in millions)
March 31, 2015	$532	$(345)	$—	$(2)	$185
Other AOCI activity	85	7	—	(1)	91
June 30, 2015	$617	$(338)	$—	$(3)	$276

March 31, 2014	$1,313	$(297)	$(7)	$(1)	$1,008
Reclassified to net income	—	—	—	1	1
Other AOCI activity	220	6	1	—	227
June 30, 2014	$1,533	$(291)	$(6)	$—	$1,236

December 31, 2014	$1,016	$(351)	$(3)	$—	$662
Other AOCI activity	(399)	13	3	(3)	(386)
June 30, 2015	$617	$(338)	$—	$(3)	$276

December 31, 2013	$1,557	$(304)	$(11)	$(1)	$1,241
Reclassified to net income	—	—	2	1	3
Other AOCI activity	(24)	13	3	—	(8)
June 30, 2014	$1,533	$(291)	$(6)	$—	$1,236

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

	June 30, 2015	December 31, 2014
	(in millions)
Natural gas	$134	$211
NGLs	42	28
Materials and supplies	72	74
Total inventory	$248	$313

8. Investments in and Loans to Unconsolidated Affiliates

Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues	$1,869	$3,541	$3,912	$7,456
Operating expenses	2,332	3,387	4,323	7,032
Operating income (loss)	(463)	154	(411)	424
Net income (loss)	(491)	92	(497)	295
Net income (loss) attributable to members’ interests	(466)	89	(503)	254

DCP Partners issues, from time to time, limited partner units to the public, which are recorded by DCP Midstream directly to its equity. Our proportionate share of gains from those issuances, totaling $9 million in the second quarter of 2014, and $2 million and $57 million during the six month periods ending June 30, 2015 and 2014, respectively, are reflected in Earnings (Loss) From Equity Investments in the Condensed Consolidated Statements of Operations.

Due to the significant downturn in commodity prices over the past three quarters, including further deterioration in the second quarter of 2015, DCP Midstream determined it was more likely than not that the estimated fair values of certain of its goodwill reporting units and certain of DCP Partners goodwill reporting units were below their carrying amount, and performed a goodwill impairment test. The impairment test was based on an internal discounted cash flow model taking into account various observable and non-observable factors, such as prices, volumes, expenses and discount rate. The impairment test resulted in DCP Midstream’s recognition of a $427 million goodwill impairment during the second quarter of 2015, which reduced our equity earnings from DCP Midstream by $122 million after-tax. This impairment represents DCP Midstream’s best estimate pending finalization of the fair value assessments.

Due to the impairment of goodwill recognized by DCP Midstream, we assessed our equity investment in DCP Midstream and determined that no indicators of impairment were noted.

9. Goodwill

We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. We completed our annual goodwill impairment test as of April 1, 2015 and no impairments were identified.

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

Our Empress NGL and BC Field Services businesses, reporting units within Western Canada Transmission & Processing, are affected by commodity prices. We performed our Empress NGL and BC Field Services reporting units’ impairment tests using updated assumptions and financial data and concluded that there was no impairment of goodwill for either business unit.

See Note 8 for discussion related to the impairment of goodwill recognized by DCP Midstream.

10. Marketable Securities and Restricted Funds

We routinely invest excess cash and various restricted balances in securities such as commercial paper, banker’s acceptances, corporate debt securities, treasury bills and money market funds in the U.S. and Canada. We do not purchase marketable securities for speculative purposes; therefore we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for insurance purposes, so these investments are classified as available-for-sale (AFS) marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.

AFS Securities. AFS securities are as follows:

	Estimated Fair Value
	June 30, 2015	December 31, 2014
	(in millions)
Corporate debt securities	$22	$23
Money market funds	—	1
Total available-for-sale securities	$22	$24

Our AFS securities are classified on the Condensed Consolidated Balance Sheets as follows:

	Estimated Fair Value
	June 30, 2015	December 31, 2014
	(in millions)
Restricted funds
Investments and other assets—other	$—	$1
Non-restricted funds
Current assets—other	2	3
Investments and other assets—other	20	20
Total available-for-sale securities	$22	$24

At June 30, 2015, the weighted-average contractual maturity of outstanding AFS securities was less than one year.

There were no material gross unrealized holding gains or losses associated with investments in AFS securities at June 30, 2015 or December 31, 2014.

HTM Securities. All of our HTM securities are restricted funds and are as follows:

		Estimated Fair Value
Description	Condensed Consolidated Balance Sheets Caption	June 30, 2015	December 31, 2014
		(in millions)
Banker’s acceptances	Current assets—other	$34	$38
Canadian government securities	Current assets—other	27	30
Money market funds	Current assets—other	3	3
Canadian government securities	Investments and other assets—other	81	101
Total held-to-maturity securities		$145	$172

All of our HTM securities are restricted funds pursuant to certain M&N Canada and Express-Platte (our crude oil pipeline system) debt agreements. The funds restricted for M&N Canada, plus future cash from operations that would otherwise be available for distribution to the partners of M&N Canada, are required to be placed in escrow until the balance in escrow is sufficient to fund all future debt service on the M&N Canada 6.90% senior secured notes. There are sufficient funds held in escrow to fund all future debt service on these M&N Canada notes as of June 30, 2015.

At June 30, 2015, the weighted-average contractual maturity of outstanding HTM securities was less than one year.

There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at June 30, 2015 or December 31, 2014.

Other Restricted Funds. In addition to the portions of the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $13 million at June 30, 2015 and $13 million at December 31, 2014 classified as Current Assets—Other. These restricted funds are related to additional amounts for insurance. We also had other restricted funds totaling $12 million at June 30, 2015 and $6 million at December 31, 2014 classified as Investments and Other Assets—Other. These restricted funds are related to funds held and collected from customers for Canadian pipeline abandonment in accordance with the NEB’s regulatory requirements.

Changes in restricted balances are presented within Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.
11. Debt and Credit Facilities
Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Total Credit Facilities Capacity	Commercial Paper Outstanding at June 30, 2015	Available Credit Facilities Capacity

		(in millions)
Spectra Energy Capital, LLC (a)	2019	$1,000	$497	$503
SEP (b)	2019	2,000	38	1,962
Westcoast Energy Inc. (c)	2019	320	—	320
Union Gas (d)	2019	400	—	400
Total		$3,720	$535	$3,185
 ___________

(a)
Revolving credit facility contains a covenant requiring the Spectra Energy Corp consolidated debt-to-total capitalization ratio, as defined in the agreement, to not exceed 65%. Per the terms of the agreement, collateralized debt is excluded from the calculation of the ratio. This ratio was 58% at June 30, 2015.

(b)
Revolving credit facility contains a covenant that requires SEP to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the credit agreement, of 5.0 to 1 or less. As of June 30, 2015, this ratio was 3.5 to 1.

(c)
U.S. dollar equivalent at June 30, 2015. The revolving credit facility is 400 million Canadian dollars and contains a covenant that requires the Westcoast Energy Inc. non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 33% at June 30, 2015.

(d)
U.S. dollar equivalent at June 30, 2015. The revolving credit facility is 500 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 64% at June 30, 2015.

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facilities. As of June 30, 2015, there were no letters of credit issued or revolving borrowings outstanding under the credit facilities.

Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2015, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
Debt Issuances. On March 12, 2015, SEP issued $500 million of 3.50% unsecured notes due 2025 and $500 million of 4.50% unsecured notes due 2045. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general corporate purposes.

12. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	June 30, 2015
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$91	$—	$91	$—
Corporate debt securities	Current assets—other	2	—	2	—
Commodity derivatives	Current assets—other	45	—	—	45
Interest rate swaps	Current assets—other	1	—	1	—
Commodity derivatives	Investments and other assets—other	5	—	—	5
Corporate debt securities	Investments and other assets—other	20	—	20	—
Interest rate swaps	Investments and other assets—other	26	—	26	—
Total Assets		$190	$—	$140	$50

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2014
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$85	$—	$85	$—
Corporate debt securities	Current assets—other	3	—	3	—
Commodity derivatives	Current assets—other	57	—	—	57
Interest rate swaps	Current assets—other	2	—	2	—
Commodity derivatives	Investments and other assets—other	21	—	—	21
Corporate debt securities	Investments and other assets—other	20	—	20	—
Interest rate swaps	Investments and other assets—other	22	—	22	—
Money market funds	Investments and other assets—other	1	1	—	—
Total Assets		$211	$1	$132	$78

The following presents changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Derivative assets (liabilities)
Fair value, beginning of period	$49	$(5)	$78	$(3)
Total gains (losses):
Included in earnings	3	(5)	9	(9)
Included in other comprehensive income	1	1	(5)	4
Purchases	2	—	3	—
Settlements	(5)	—	(35)	(1)
Fair value, end of period	$50	$(9)	$50	$(9)
Unrealized gains (losses) relating to instruments held at the end of the period	$—	$(4)	$(16)	$(7)

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

The derivative financial instruments reported in Level 3 at June 30, 2015 consist of NGL revenue swap contracts related to the Empress assets in Western Canada Transmission & Processing. As of June 30, 2015, we reported certain of our NGL basis swaps at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.

The fair value of these NGL basis swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are the forward NGL basis curves, for which a significant portion of the derivative’s term is beyond available forward pricing. At June 30, 2015, a 10¢ per gallon movement in underlying forward NGL prices, primarily propane prices, would affect the estimated fair value of our NGL derivatives by $18 million. This calculated amount does not take into account any other changes to the fair value measurement calculation.

Financial Instruments

The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets.

	June 30, 2015		December 31, 2014
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	13,673	14,683	13,060	14,446
__________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes capital leases, unamortized items and fair value hedge carrying value adjustments.

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

During the six months ended June 30, 2015 and 2014, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
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

Other than the interest rate swaps and commodity derivatives as described below, we did not have significant derivatives outstanding during the six months ended June 30, 2015.

Interest Rate Swaps

At June 30, 2015, we had “pay floating—receive fixed” interest rate swaps outstanding with a total notional amount of $2,100 million (to hedge against changes in the fair value of our fixed-rate debt) that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	June 30, 2015			December 31, 2014
	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount
Description	(in millions)
Assets	$27	$—	$27	$24	$—	$24

Commodity Derivatives

At June 30, 2015, we had commodity mark-to-market derivatives outstanding with a total notional amount of 175 million gallons. The longest dated commodity derivative contract we currently have expires in 2018.

Information about our commodity derivatives that had netting or rights of offset arrangements are as follows:

	June 30, 2015			December 31, 2014
	Gross Amounts	Gross Amounts Offset	Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amounts	Gross Amounts Offset	Net Amount Presented in the Condensed Consolidated Balance Sheets
Description	(in millions)
Assets	$144	$94	$50	$169	$91	$78
Liabilities	94	94	—	91	91	—

Substantially all of our commodity derivative agreements outstanding at June 30, 2015 and December 31, 2014 have provisions that require collateral to be posted in the amount of the net liability position if one of our credit ratings falls below investment grade.

Information regarding the impacts of commodity derivatives on our Condensed Consolidated Statements of Operations are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	Condensed Consolidated Statements of Operations Caption	2015	2014	2015	2014
		(in millions)
Commodity derivatives	Sales of natural gas liquids	$5	$(4)	$12	$(7)
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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of June 30, 2015 or December 31, 2014 related to litigation.
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
We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-100%-owned entities. In connection with our spin-off from Duke Energy Corporation (Duke Energy) in 2007, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of June 30, 2015 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these outstanding performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.
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
As of June 30, 2015, the amounts recorded for the guarantees and indemnifications described above are not material, both individually and in the aggregate.
16. Issuances of SEP Units

During the six months ended June 30, 2015, SEP issued 3.6 million common units to the public under its at-the-market program and approximately 74,000 general partner units to Spectra Energy. Total net proceeds to SEP were $184 million (net proceeds to Spectra Energy were $180 million). In connection with the issuances of the units, a $40 million gain ($25 million net of tax) to Additional Paid-in Capital and a $139 million increase in Equity-Noncontrolling Interests were recorded during the six months ended June 30, 2015. The issuances decreased Spectra Energy's ownership in SEP from 82% to 81% at June 30, 2015.

The following table presents the effects of the issuances of SEP units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net income-controlling interests	$18	$146	$285	$565
Increase in additional paid-in capital resulting from issuances of SEP units	19	19	25	29
Total net income-controlling interests and changes in equity-controlling interests	$37	$165	$310	$594

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
Our policy is to fund our retirement plans, where applicable, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions of $11 million to our U.S. retirement plans in the six months ended June 30, 2015 and $10 million in the same period in 2014. We made total contributions to the Canadian DC and DB plans of $16 million in the six months ended June 30, 2015 and $26 million in the same period in 2014. We anticipate that we will make total contributions of approximately $22 million to the U.S. plans and approximately $31 million to the Canadian plans in 2015.
Qualified and Non-Qualified Pension Plans—Components of Net Periodic Pension Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
U.S.
Service cost benefit earned	$5	$4	$10	$9
Interest cost on projected benefit obligation	6	6	12	12
Expected return on plan assets	(11)	(9)	(21)	(19)
Amortization of loss	3	3	5	6
Net periodic pension cost	$3	$4	$6	$8

Canada
Service cost benefit earned	$8	$8	$16	$15
Interest cost on projected benefit obligation	11	13	22	26
Expected return on plan assets	(17)	(18)	(34)	(35)
Amortization of loss	6	5	13	11
Amortization of prior service cost	1	1	1	1
Net periodic pension cost	$9	$9	$18	$18

Other Post-Retirement Benefit Plans. We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.
Other Post-Retirement Benefit Plans—Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
U.S.
Interest cost on accumulated post-retirement benefit obligation	$2	$2	$4	$4
Expected return on plan assets	(2)	(1)	(3)	(2)
Net periodic other post-retirement benefit cost	$—	$1	$1	$2

Canada
Service cost benefit earned	$1	$1	$2	$2
Interest cost on accumulated post-retirement benefit obligation	1	2	2	3
Net periodic other post-retirement benefit cost	$2	$3	$4	$5

Retirement/Savings Plan
In addition to the retirement plans described above, we also have defined contribution employee savings plans available to both U.S. and Canadian employees. Employees may participate in a matching contribution where we match a certain percentage of before-tax employee contributions of up to 6% of eligible pay per pay period for U.S. employees and up to 5% of eligible pay per pay period for Canadian employees. We expensed pre-tax employer matching contributions of $4 million in both of the three months ended June 30, 2015 and 2014, and $7 million in both of the six months ended June 30, 2015 and 2014 for U.S. employees. We expensed pre-tax employer matching contributions of $2 million and $3 million in the three months ended June 30, 2015 and 2014, respectively, and $5 million and $6 million in the six months ended June 30, 2015 and 2014, respectively, for Canadian employees.

18. Condensed Consolidating Financial Information
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

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2015
Total operating revenues	$—	$—	$1,192	$—	$1,192
Total operating expenses	1	(1)	786	—	786
Operating income (loss)	(1)	1	406	—	406
Loss from equity investments	—	—	(189)	—	(189)
Equity in earnings of consolidated subsidiaries	12	62	—	(74)	—
Other income and expenses, net	2	—	20	—	22
Interest expense	—	61	105	—	166
Earnings before income taxes	13	2	132	(74)	73
Income tax expense (benefit)	(5)	(10)	8	—	(7)
Net income	18	12	124	(74)	80
Net income—noncontrolling interests	—	—	62	—	62
Net income—controlling interests	$18	$12	$62	$(74)	$18

Three Months Ended June 30, 2014
Total operating revenues	$—	$—	$1,253	$—	$1,253
Total operating expenses	—	1	914	—	915
Operating income (loss)	—	(1)	339	—	338
Earnings from equity investments	—	—	85	—	85
Equity in earnings of consolidated subsidiaries	125	264	—	(389)	—
Other income and expenses, net	(1)	—	7	—	6
Interest expense	—	66	110	—	176
Earnings before income taxes	124	197	321	(389)	253
Income tax expense (benefit)	(22)	72	15	—	65
Net income	146	125	306	(389)	188
Net income—noncontrolling interests	—	—	42	—	42
Net income—controlling interests	$146	$125	$264	$(389)	$146

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Six Months Ended June 30, 2015
Total operating revenues	$—	$—	$2,816	$(1)	$2,815
Total operating expenses	3	(1)	1,867	(1)	1,868
Operating income (loss)	(3)	1	949	—	947
Loss from equity investments	—	—	(165)	—	(165)
Equity in earnings of consolidated subsidiaries	275	483	—	(758)	—
Other income and expenses, net	—	—	42	—	42
Interest expense	—	122	203	—	325
Earnings before income taxes	272	362	623	(758)	499
Income tax expense (benefit)	(13)	87	20	—	94
Net income	285	275	603	(758)	405
Net income—noncontrolling interests	—	—	120	—	120
Net income—controlling interests	$285	$275	$483	$(758)	$285

Six Months Ended June 30, 2014
Total operating revenues	$—	$—	$3,097	$(1)	$3,096
Total operating expenses	4	1	2,115	(1)	2,119
Operating income (loss)	(4)	(1)	982	—	977
Earnings from equity investments	—	—	246	—	246
Equity in earnings of consolidated subsidiaries	540	899	—	(1,439)	—
Other income and expenses, net	(2)	1	16	—	15
Interest expense	—	131	223	—	354
Earnings before income taxes	534	768	1,021	(1,439)	884
Income tax expense (benefit)	(31)	228	32	—	229
Net income	565	540	989	(1,439)	655
Net income—noncontrolling interests	—	—	90	—	90
Net income—controlling interests	$565	$540	$899	$(1,439)	$565

Spectra Energy Corp
Condensed Consolidating Statements of Comprehensive Income
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2015
Net income	$18	$12	$124	$(74)	$80
Other comprehensive income	2	—	91	—	93
Total comprehensive income, net of tax	20	12	215	(74)	173
Less: comprehensive income—noncontrolling interests	—	—	64	—	64
Comprehensive income—controlling interests	$20	$12	$151	$(74)	$109

Three Months Ended June 30, 2014
Net income	$146	$125	$306	$(389)	$188
Other comprehensive income	2	—	229	—	231
Total comprehensive income, net of tax	148	125	535	(389)	419
Less: comprehensive income—noncontrolling interests	—	—	45	—	45
Comprehensive income—controlling interests	$148	$125	$490	$(389)	$374

Six Months Ended June 30, 2015
Net income	$285	$275	$603	$(758)	$405
Other comprehensive income (loss)	3	—	(395)	—	(392)
Total comprehensive income, net of tax	288	275	208	(758)	13
Less: comprehensive income—noncontrolling interests	—	—	114	—	114
Comprehensive income (loss)—controlling interests	$288	$275	$94	$(758)	$(101)

Six Months Ended June 30, 2014
Net income	$565	$540	$989	$(1,439)	$655
Other comprehensive income (loss)	4	—	(10)	—	(6)
Total comprehensive income, net of tax	569	540	979	(1,439)	649
Less: comprehensive income—noncontrolling interests	—	—	89	—	89
Comprehensive income—controlling interests	$569	$540	$890	$(1,439)	$560

Spectra Energy Corp
Condensed Consolidating Balance Sheet
June 30, 2015
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2	$285	$—	$287
Receivables—consolidated subsidiaries	10	—	18	(28)	—
Notes receivable—current—consolidated subsidiaries	—	—	388	(388)	—
Receivables—other	2	—	878	—	880
Other current assets	8	1	561	—	570
Total current assets	20	3	2,130	(416)	1,737
Investments in and loans to unconsolidated affiliates	—	—	2,701	—	2,701
Investments in consolidated subsidiaries	14,515	20,198	—	(34,713)	—
Advances receivable—consolidated subsidiaries	—	5,212	901	(6,113)	—
Notes receivable—consolidated subsidiaries	—	—	2,800	(2,800)	—
Goodwill	—	—	4,615	—	4,615
Other assets	41	23	243	—	307
Net property, plant and equipment	—	—	22,281	—	22,281
Regulatory assets and deferred debits	2	14	1,387	—	1,403
Total Assets	$14,578	$25,450	$37,058	$(44,042)	$33,044

Accounts payable	$3	$4	$550	$—	$557
Accounts payable—consolidated subsidiaries	—	23	5	(28)	—
Commercial paper	—	497	38	—	535
Short-term borrowings—consolidated subsidiaries	—	388	—	(388)	—
Taxes accrued	5	18	85	—	108
Current maturities of long-term debt	—	—	917	—	917
Other current liabilities	69	53	898	—	1,020
Total current liabilities	77	983	2,493	(416)	3,137
Long-term debt	—	2,900	9,883	—	12,783
Advances payable—consolidated subsidiaries	6,113	—	—	(6,113)	—
Notes payable—consolidated subsidiaries	—	2,800	—	(2,800)	—
Deferred credits and other liabilities	792	4,252	1,743	—	6,787
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	7,596	14,515	20,198	(34,713)	7,596
Noncontrolling interests	—	—	2,483	—	2,483
Total equity	7,596	14,515	22,681	(34,713)	10,079
Total Liabilities and Equity	$14,578	$25,450	$37,058	$(44,042)	$33,044

Spectra Energy Corp
Condensed Consolidating Balance Sheet
December 31, 2014
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$214	$—	$215
Receivables—consolidated subsidiaries	18	—	11	(29)	—
Notes receivable—current—consolidated subsidiaries	—	—	398	(398)	—
Receivables—other	2	—	1,334	—	1,336
Other current assets	71	2	708	—	781
Total current assets	91	3	2,665	(427)	2,332
Investments in and loans to unconsolidated affiliates	—	—	2,966	—	2,966
Investments in consolidated subsidiaries	14,531	20,562	—	(35,093)	—
Advances receivable—consolidated subsidiaries	—	4,683	898	(5,581)	—
Notes receivable—consolidated subsidiaries	—	—	2,800	(2,800)	—
Goodwill	—	—	4,714	—	4,714
Other assets	38	22	267	—	327
Net property, plant and equipment	—	—	22,307	—	22,307
Regulatory assets and deferred debits	4	15	1,375	—	1,394
Total Assets	$14,664	$25,285	$37,992	$(43,901)	$34,040

Accounts payable	$3	$—	$455	$—	$458
Accounts payable—consolidated subsidiaries	—	17	12	(29)	—
Commercial paper	—	398	1,185	—	1,583
Short-term borrowings—consolidated subsidiaries	—	398	—	(398)	—
Taxes accrued	5	—	86	—	91
Current maturities of long-term debt	—	—	327	—	327
Other current liabilities	96	54	1,200	—	1,350
Total current liabilities	104	867	3,265	(427)	3,809
Long-term debt	—	2,900	9,869	—	12,769
Advances payable—consolidated subsidiaries	5,581	—	—	(5,581)	—
Notes payable—consolidated subsidiaries	—	2,800	—	(2,800)	—
Deferred credits and other liabilities	819	4,187	1,800	—	6,806
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	8,160	14,531	20,562	(35,093)	8,160
Noncontrolling interests	—	—	2,238	—	2,238
Total equity	8,160	14,531	22,800	(35,093)	10,398
Total Liabilities and Equity	$14,664	$25,285	$37,992	$(43,901)	$34,040

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$285	$275	$603	$(758)	$405
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	393	—	393
Loss from equity investments	—	—	165	—	165
Equity in earnings of consolidated subsidiaries	(275)	(483)	—	758	—
Distributions received from unconsolidated affiliates	—	—	93	—	93
Other	30	68	302	—	400
Net cash provided by (used in) operating activities	40	(140)	1,556	—	1,456
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(989)	—	(989)
Investments in and loans to unconsolidated affiliates	—	—	(34)	—	(34)
Purchases of held-to-maturity securities	—	—	(329)	—	(329)
Proceeds from sales and maturities of held-to-maturity securities	—	—	344	—	344
Proceeds from sales and maturities of available-for-sale securities	—	—	1	—	1
Distributions received from unconsolidated affiliates	—	—	35	—	35
Advances (to) from affiliates	(72)	46	—	26	—
Other changes in restricted funds	—	—	(6)	—	(6)
Other	—		2		2
Net cash provided by (used in) investing activities	(72)	46	(976)	26	(976)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	994	—	994
Payments for the redemption of long-term debt	—	—	(39)	—	(39)
Net increase (decrease) in commercial paper	—	99	(1,129)	—	(1,030)
Distributions to noncontrolling interests	—	—	(93)	—	(93)
Contributions from noncontrolling interests	—	—	90	—	90
Proceeds from the issuance of SEP common units	—	—	180	—	180
Dividends paid on common stock	(499)	—	—	—	(499)
Distributions and advances from (to) affiliates	532	(4)	(502)	(26)	—
Other	(1)	—	(8)	—	(9)
Net cash provided by (used in) financing activities	32	95	(507)	(26)	(406)
Effect of exchange rate changes on cash	—	—	(2)	—	(2)
Net increase in cash and cash equivalents	—	1	71	—	72
Cash and cash equivalents at beginning of period	—	1	214	—	215
Cash and cash equivalents at end of period	$—	$2	$285	$—	$287

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2014
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$565	$540	$989	$(1,439)	$655
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	405	—	405
Earnings from equity investments	—	—	(246)	—	(246)
Equity in earnings of consolidated subsidiaries	(540)	(899)	—	1,439	—
Distributions received from unconsolidated affiliates	—	—	199	—	199
Other	(36)	229	3	—	196
Net cash provided by (used in) operating activities	(11)	(130)	1,350	—	1,209
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(833)	—	(833)
Investments in and loans to unconsolidated affiliates	—	—	(30)	—	(30)
Purchases of held-to-maturity securities	—	—	(437)	—	(437)
Proceeds from sales and maturities of held-to-maturity securities	—	—	453	—	453
Purchases of available-for-sale securities	—	—	(13)	—	(13)
Proceeds from sales and maturities of available-for-sale securities	—	—	7	—	7
Distributions received from unconsolidated affiliates	—	—	242	—	242
Advances from affiliates	85	91	—	(176)	—
Other changes in restricted funds	—	—	(1)	—	(1)
Net cash provided by (used in) investing activities	85	91	(612)	(176)	(612)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	300	412	—	712
Payments for the redemption of long-term debt	—	(148)	(588)	—	(736)
Net decrease in commercial paper	—	(124)	(132)	—	(256)
Distributions to noncontrolling interests	—	—	(81)	—	(81)
Contributions from noncontrolling interests	—	—	112	—	112
Proceeds from the issuance of SEP common units	—	—	191	—	191
Dividends paid on common stock	(453)	—	—	—	(453)
Distributions and advances from (to) affiliates	366	1	(543)	176	—
Other	13	—	(1)	—	12
Net cash provided by (used in) financing activities	(74)	29	(630)	176	(499)
Effect of exchange rate changes on cash	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	(10)	109	—	99
Cash and cash equivalents at beginning of period	—	12	189	—	201
Cash and cash equivalents at end of period	$—	$2	$298	$—	$300

19. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements of “Revenue Recognition (Topic 605)” and clarifies the principles of recognizing revenue. In July 2015, the FASB decided to defer the effective date of the new revenue standard for one year and to permit entities to early adopt the standard as of the original effective date. This ASU is effective for us January 1, 2018. We are currently evaluating this ASU and its potential impact on us.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require us to revise our documentation regarding the consolidation or deconsolidation of such entities. ASU No. 2015-02 is effective for us January 1, 2016. We are currently evaluating this ASU and its potential impact on us.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge asset. ASU No. 2015-03 is effective for us January 1, 2016 and is to be applied retrospectively. Early application is permitted. This ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
Executive Overview
For the three months ended June 30, 2015 and 2014, we reported net income from controlling interests of $18 million and $146 million, respectively. For the six months ended June 30, 2015 and 2014, we reported net income from controlling interests of $285 million and $565 million, respectively.
The highlights for the three months and six months ended June 30, 2015 include the following:

•
Spectra Energy Partners’ earnings for the three and six-month periods benefited mainly from expansions, primarily on Texas Eastern Transmission, LP (Texas Eastern), lower operating costs and higher earnings from equity investments.

•
Distribution’s earnings for the three-month period decreased mainly due to a weaker Canadian dollar. For the six-month period, earnings decreased due to a weaker Canadian dollar and the first quarter 2014 results including regulatory decisions from the OEB that, in aggregate, provided a benefit.

•
Western Canada Transmission & Processing’s earnings for the three-month period decreased mainly due to a weaker Canadian dollar and overhead reduction costs, partially offset by favorable results at the Empress operations due in large part to the 2014 plant turnaround. The decrease in earnings for the six-month period was mainly due to lower NGL sales prices, net of settlement gains associated with the risk management program at the Empress operations, a weaker Canadian dollar and overhead reduction costs.

•
Field Services’ earnings for the three-month period decreased largely due to an impairment of goodwill at DCP Midstream and lower commodity prices, partially offset by asset growth and improved operating efficiencies and other initiatives. For the six-month period, earnings decreased mainly due to an impairment of goodwill at DCP Midstream, lower commodity prices and lower gains associated with the issuance of partnership units by DCP Partners, partially offset by asset growth, improved operating efficiencies and other initiatives.

In the first six months of 2015, we had $1.0 billion of capital and investment expenditures. We currently project $3.5 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $2.8 billion.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and equity securities. As of June 30, 2015, our revolving credit facilities included

Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 400 million Canadian dollar facility and Union Gas’ 500 million Canadian dollar facility. These facilities are used principally as back-stops for commercial paper programs.
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues	$1,192	$1,253	$2,815	$3,096
Operating expenses	786	915	1,868	2,119
Operating income	406	338	947	977
Other income and expenses	(167)	91	(123)	261
Interest expense	166	176	325	354
Earnings before income taxes	73	253	499	884
Income tax expense (benefit)	(7)	65	94	229
Net income	80	188	405	655
Net income—noncontrolling interests	62	42	120	90
Net income—controlling interests	$18	$146	$285	$565
Three Months Ended June 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $61 million, or 5%, decrease was driven by:

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing,

•
lower sales volumes of residual natural gas and lower NGL prices, net of higher NGL sales volumes due to the 2014 plant turnaround and an increase from settlement gains associated with the risk management program at the Empress operations at Western Canada Transmission & Processing and

•	lower natural gas prices passed through to customers and lower customer usage of natural gas primarily due to warmer weather, at Distribution, partially offset by

•
revenues from expansion projects primarily on Texas Eastern and East Tennessee Natural Gas, LLC (East Tennessee), higher crude oil transportation revenues mainly as a result of higher contracted volumes and higher tariff revenues mainly at the Express pipeline, all at Spectra Energy Partners.

Operating Expenses. The $129 million, or 14%, decrease was driven by:

•	decreased volumes of natural gas purchases for extraction and make-up and lower costs of sales at the Empress operations, net of overhead reduction costs at Western Canada Transmission & Processing,

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing,

•	lower volumes of natural gas sold due to warmer weather, net of higher operating fuel costs at Distribution and

•	lower operating costs primarily due to ad valorem tax accruals at Spectra Energy Partners.
Other Income and Expenses. The $258 million, or 284%, decrease was attributable to lower equity earnings from Field Services mainly due to an impairment of goodwill at DCP Midstream and lower commodity prices, net of increased gathering and processing margins as a result of asset growth and improved operating efficiencies and other initiatives. These decreases were partially offset by higher allowance for funds used during construction (AFUDC) resulting from higher capital spending and higher equity earnings from DCP Sand Hills Pipeline, LLC (Sand Hills) as a result of higher volumes at Spectra Energy Partners.
Interest Expense. The $10 million, or 6%, decrease was mainly due to a weaker Canadian dollar.
Income Tax Expense. The $72 million decrease was primarily attributable to the tax impact on the impairment of goodwill at DCP Midstream.
The effective tax rate for income from continuing operations was negative 10% for the three months ended June 30, 2015, compared to 26% for the same period in 2014.

Net Income—Noncontrolling Interests. The $20 million increase was driven primarily by higher earnings from Spectra Energy Partners.
Six Months Ended June 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $281 million, or 9%, decrease was driven by:

•
lower NGL prices and sales volumes, lower sales volumes of residual natural gas, net of an increase from settlement gains associated with the risk management program at the Empress operations at Western Canada Transmission & Processing,

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing and

•
lower customer usage due to warmer weather, the first quarter 2014 results including regulatory decisions from the OEB that, in aggregate, provided a benefit and growth in the number of customers at Distribution, partially offset by

•
revenues from expansion projects primarily on Texas Eastern and East Tennessee, higher crude oil transportation revenues mainly as a result of higher contracted volumes and higher tariff revenues mainly at the Express pipeline and an increase in recoveries of electric power and other costs passed through to gas transmission customers, net of lower other transportation revenues on East Tennessee and interruptible transportation on Texas Eastern at Spectra Energy Partners.

Operating Expenses. The $251 million, or 12%, decrease was driven by:

•
decreased volumes of natural gas purchases for extraction and make-up and lower costs of sales at the Empress operations, net of overhead reduction costs at Western Canada Transmission & Processing and

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing, partially offset by

•
increased electric power and other costs passed through to gas transmission customers and a non-cash impairment charge on Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering), net of lower ad valorem tax accruals at Spectra Energy Partners and

•	higher natural gas prices passed through to customers and growth in the number of customers, net of lower volumes of natural gas sold due to warmer weather at Distribution.
Other Income and Expenses. The $384 million, or 147%, decrease was attributable to lower equity earnings from Field Services mainly due to an impairment of goodwill at DCP Midstream, decreased commodity prices and lower gains associated with the issuance of partnership units by DCP Partners, net of increased gathering and processing margins as a result of asset growth and higher volumes in certain geographic regions, and improved operating efficiencies. These decreases were partially offset by higher AFUDC resulting from higher capital spending and higher equity earnings from Sand Hills as a result of higher volumes at Spectra Energy Partners.
Interest Expense. The $29 million, or 8%, decrease was mainly due to a weaker Canadian dollar and lower average long-term debt balances and rates.
Income Tax Expense.The $135 million decrease was primarily due to the $72 million tax impact on the impairment of goodwill at DCP Midstream, lower earnings and the effect of a weaker Canadian dollar.
The effective tax rate for income from continuing operations was 19% for the six months ended June 30, 2015, compared to 26% for the same period in 2014.
Net Income—Noncontrolling Interests. The $30 million increase was driven primarily by higher earnings from Spectra Energy Partners.
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
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Spectra Energy Partners	$478	$374	$933	$803
Distribution	98	112	290	338
Western Canada Transmission & Processing	104	111	265	348
Field Services	(233)	54	(250)	184
Total reportable segment EBITDA	447	651	1,238	1,673
Other	(12)	(24)	(27)	(41)
Total reportable segment and other EBITDA	435	627	1,211	1,632
Depreciation and amortization	193	199	386	399
Interest expense	166	176	325	354
Interest income and other (a)	(3)	1	(1)	5
Earnings before income taxes	$73	$253	$499	$884
___________

(a)	Includes foreign currency transaction gains and losses related to segment EBITDA.
The amounts discussed below include intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.
Spectra Energy Partners

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$603	$531	$72	$1,209	$1,112	$97
Operating expenses
Operating, maintenance and other	192	193	(1)	399	378	21
Other income and expenses	67	36	31	123	69	54
EBITDA	$478	$374	$104	$933	$803	$130
Express pipeline revenue receipts, MBbl/d (a)	235	204	31	242	214	28
Platte PADD II deliveries, MBbl/d	172	176	(4)	170	171	(1)
___________

(a)	Thousand barrels per day.

Three Months Ended June 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $72 million increase was driven by:

•	a $32 million increase due to expansion projects, primarily on Texas Eastern and East Tennessee,

•	a $20 million increase in crude oil transportation revenues as a result of higher volumes and higher tariff revenues mainly at the Express pipeline and

•	a $17 million increase in recoveries of electric power and other costs passed through to gas transmission customers.
Operating, Maintenance and Other. The $1 million decrease was driven by:

•	a $17 million decrease primarily due to ad valorem tax accruals, offset by

•	a $17 million increase in electric power and other costs passed through to gas transmission customers.
Other Income and Expenses. The $31 million increase was primarily due to higher AFUDC resulting from higher capital spending and higher equity earnings from Sand Hills as a result of higher volumes and the dropdown of an additional 24.95% interest in Southeast Supply Header, LLC (SESH).
Six Months Ended June 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $97 million increase was driven by:

•	a $65 million increase due to expansion projects, primarily on Texas Eastern and East Tennessee,

•	a $33 million increase in crude oil transportation revenues as a result of higher volumes and tariff rates mainly on the Express pipeline and

•	a $31 million increase in recoveries of electric power and other costs passed through to gas transmission customers, partially offset by

•	an $11 million net decrease in natural gas transportation revenues mainly from other revenue on East Tennessee and interruptible transportation on Texas Eastern.
Operating, Maintenance and Other. The $21 million increase was driven by:

•	a $31 million increase in electric power and other costs passed through to gas transmission customers and

•	a $9 million increase due to the non-cash impairment charge on Ozark Gas Gathering, partially offset by

•	a $21 million decrease due to ad valorem tax accruals.
Other Income and Expenses. The $54 million increase was primarily due to higher AFUDC resulting from higher capital spending and higher equity earnings from Sand Hills as a result of higher volumes and the dropdown of an additional 24.95% interest in SESH.

Distribution

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$290	$360	$(70)	$952	$1,078	$(126)
Operating expenses
Natural gas purchased	103	152	(49)	486	540	(54)
Operating, maintenance and other	90	96	(6)	176	199	(23)
Other income and expenses	1	—	1	—	(1)	1
EBITDA	$98	$112	$(14)	$290	$338	$(48)
Number of customers, thousands				1,425	1,405	20
Heating degree days, Fahrenheit	866	979	(113)	5,125	5,230	(105)
Pipeline throughput, TBtu (a)	132	121	11	460	415	45
Canadian dollar exchange rate, average	1.23	1.09	0.14	1.23	1.10	0.13
___________

(a)	Trillion British thermal units.

Three Months Ended June 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $70 million decrease was driven by:

•	a $36 million decrease resulting from a weaker Canadian dollar,

•
a $29 million decrease from lower natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month New York Mercantile Exchange (NYMEX) forecast and

•	a $20 million decrease in customer usage of natural gas primarily due to weather that was warmer than in 2014.
Natural Gas Purchased. The $49 million decrease was driven by:

•	a $29 million decrease from lower natural gas prices passed through to customers,

•	a $20 million decrease due to lower volumes of natural gas sold primarily due to warmer weather and

•	a $13 million decrease resulting from a weaker Canadian dollar, partially offset by

•	a $10 million increase in operating fuel costs primarily due to gas measurement variances.
Operating, Maintenance and Other. The $6 million decrease was mainly driven by the weaker Canadian dollar.
Six Months Ended June 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $126 million decrease was driven by:

•	a $118 million decrease resulting from a weaker Canadian dollar,

•	a $23 million decrease in customer usage of natural gas primarily due to weather that was warmer than in 2014,

•
a $10 million decrease, net of 2012 earnings sharing, primarily as a result of the first quarter 2014 results including regulatory decisions from the OEB that, in aggregate, provided a benefit, partially offset by

•	a $17 million increase from higher natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month NYMEX forecast and

•	a $15 million increase from growth in the number of customers.
Natural Gas Purchased. The $54 million decrease was driven by:

•	a $60 million decrease resulting from a weaker Canadian dollar and

•	a $20 million decrease due to lower volumes of natural gas sold primarily due to warmer weather, partially offset by

•	a $17 million increase from higher natural gas prices passed through to customers and

•	a $10 million increase from growth in the number of customers.
Operating, Maintenance and Other. The $23 million decrease was primarily driven by the weaker Canadian dollar.
Western Canada Transmission & Processing

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$304	$391	$(87)	$674	$966	$(292)
Operating expenses
Natural gas and petroleum products purchased	25	91	(66)	92	265	(173)
Operating, maintenance and other	174	189	(15)	321	354	(33)
Other income and expenses	(1)	—	(1)	4	1	3
EBITDA	$104	$111	$(7)	$265	$348	$(83)
Pipeline throughput, TBtu	220	224	(4)	476	466	10
Volumes processed, TBtu	156	175	(19)	336	352	(16)
Canadian dollar exchange rate, average	1.23	1.09	0.14	1.23	1.10	0.13

Three Months Ended June 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $87 million decrease was driven by:

•	a $47 million decrease due primarily to lower sales volumes of residual natural gas at the Empress operations,

•	a $39 million decrease resulting from a weaker Canadian dollar and

•	a $23 million decrease due to lower NGL prices associated with the Empress operations, partially offset by

•	an $8 million increase in sales volumes of NGLs at the Empress operations due mostly to the 2014 plant turnaround,

•	a $7 million increase from settlement gains associated with the risk management program at the Empress operations,

•	a $5 million increase in carbon and other non-income tax expense recovered from customers and

•	a $4 million increase arising from non-cash mark-to-market gains associated with the risk management program implemented in 2014 at the Empress operations.
Natural Gas and Petroleum Products Purchased. The $66 million decrease was driven by:

•	a $55 million decrease due primarily to lower volumes of natural gas purchases for extraction and make-up at the Empress operations and

•	a $13 million decrease primarily as a result of lower costs of sales at the Empress facility, partially offset by

•	a $5 million non-cash charge to reduce the value of propane inventory at the Empress operations to net realizable value at June 30, 2015.
Operating, Maintenance and Other. The $15 million decrease was driven by:

•	a $21 million decrease resulting from a weaker Canadian dollar and

•	a $10 million decrease in plant turnaround costs, partially offset by

•	an $11 million increase due to overhead reduction costs.

Six Months Ended June 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $292 million decrease was driven by:

•	a $105 million decrease due to lower NGL prices associated with the Empress operations,

•	a $90 million decrease due primarily to lower sales volumes of residual natural gas at the Empress operations,

•	an $85 million decrease resulting from a weaker Canadian dollar,

•	a $33 million decrease in sales volumes of NGLs at the Empress operations,

•	an $18 million decrease arising from non-cash mark-to-market losses associated with the risk management program implemented in 2014 at the Empress operations and

•	a $15 million decrease in transmission revenues due to lower interruptible transmission revenues and lower tolls charged to customers at M&N Canada, partially offset by

•	a $39 million increase from settlement gains associated with the risk management program at the Empress operations and

•	a $9 million increase in gathering and processing revenues due primarily to higher volumes.
Natural Gas and Petroleum Products Purchased. The $173 million decrease was driven by:

•	a $131 million decrease due primarily to lower volumes of natural gas purchases for extraction and make-up at the Empress operations,

•	a $37 million decrease primarily as a result of lower costs of sales at the Empress facility and

•	an $11 million decrease resulting from a weaker Canadian dollar.
Operating, Maintenance and Other. The $33 million decrease was driven by:

•	a $39 million decrease resulting from a weaker Canadian dollar,

•	a $12 million decrease primarily in costs passed through to customers at M&N Canada and

•	a $6 million decrease in plant turnaround costs, partially offset by

•	an $11 million increase due to overhead reduction costs.
Other Income and Expenses. The $3 million increase was driven primarily by higher earnings from equity investments.

Field Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions, except where noted)
Earnings (loss) from equity investments	$(233)	$54	$(287)	$(250)	$184	$(434)
EBITDA	$(233)	$54	$(287)	$(250)	$184	$(434)
Natural gas gathered and processed/transported, TBtu/d (a,b)	7.0	7.3	(0.3)	7.1	7.2	(0.1)
NGL production, MBbl/d (a)	408	452	(44)	404	449	(45)
Average natural gas price per MMBtu (c,d)	$2.64	$4.67	$(2.03)	$2.81	$4.80	$(1.99)
Average NGL price per gallon (e)	$0.48	$0.93	$(0.45)	$0.48	$1.00	$(0.52)
Average crude oil price per barrel (f)	$57.94	$102.99	$(45.05)	$53.29	$100.84	$(47.55)
___________

(a)	Reflects 100% of volumes.

(b)	Trillion British thermal units per day.

(c)	Average price based on NYMEX Henry Hub.

(d)	Million British thermal units.

(e)	Does not reflect results of commodity hedges.

(f)	Average price based on NYMEX calendar month.

Three Months Ended June 30, 2015 Compared to Same Period in 2014
EBITDA. Lower equity earnings of $287 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•
a $194 million decrease due to an impairment of goodwill at DCP Midstream. This impairment was due to the significant downturn in commodity prices over the past three quarters, including further deterioration in the second quarter of 2015,

•	a $120 million decrease from commodity-sensitive processing arrangements, due to decreased NGL, crude oil and natural gas prices,

•	a $12 million decrease primarily as a result of a loss on the sale of Field Services’ interest in its Benedum processing plant and gathering system and

•	a $9 million decrease in gains associated with the issuance of partnership units by DCP Partners in 2015 compared to 2014, partially offset by

•	a $26 million increase in gathering and processing margins as a result of asset growth and higher volumes in certain of our geographic regions,

•
a $16 million increase as a result of DCP Partners’ favorable results from third-party mark-to-market on derivative instruments used to mitigate a portion of its expected commodity cash flow risk and favorable results from the Sand Hills and Front Range Pipeline LLC (Front Range) NGL pipelines and

•	a $16 million increase primarily attributable to lower operating expenses as a result of improved operating efficiencies and other initiatives.
Six Months Ended June 30, 2015 Compared to Same Period in 2014
EBITDA. Lower equity earnings of $434 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $248 million decrease from commodity-sensitive processing arrangements, due to decreased NGL, crude oil and natural gas prices,

•
a $194 million decrease due to an impairment of goodwill at DCP Midstream. This impairment was due to the significant downturn in commodity prices over the past three quarters, including further deterioration in the second quarter of 2015,

•	a $55 million decrease in gains associated with the issuance of partnership units by DCP Partners in 2015 compared to 2014 and

•
an $8 million decrease primarily as a result of a loss on the sale of Field Services’ interest in its Benedum processing plant and gathering system offset by a gain on sale of its interest in Dover-Hennessey, partially offset by

•	a $47 million increase in gathering and processing margins as a result of asset growth and higher volumes in certain of our geographic regions,

•	a $21 million increase primarily attributable lower operating expenses as a result of cost savings initiatives in operations and

•
a $12 million increase as a result of DCP Partners’ favorable results from third-party mark-to-market on derivative instruments used to mitigate a portion of its expected commodity cash flow risk and favorable results from the Sand Hills and Front Range NGL pipelines.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions)
Operating revenues	$17	$19	$(2)	$35	$37	$(2)
Operating expenses
Operating, maintenance and other	30	43	(13)	62	81	(19)
Other income and expenses	1	—	1	—	3	(3)
EBITDA	$(12)	$(24)	$12	$(27)	$(41)	$14

Three and Six Months Ended June 30, 2015 Compared to Same Periods in 2014
EBITDA. Both the $12 million and $14 million increases, respectively, reflect lower employee benefit costs.
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

We performed either a quantitative assessment or a qualitative assessment for all of our reporting units to determine whether it is more likely than not that the respective fair values of these reporting units are less than their carrying amounts, including goodwill as of April 1, 2015 (our annual testing date). Based on the results of our annual goodwill impairment testing, no indicators of impairment were noted and the fair values of the reporting units that we assessed at April 1, 2015 were substantially in excess of their respective carrying values, except for BC Field Services.

Our BC Field Services business is comprised of gathering and processing assets that, while fee based, can see volumetric impacts over the long term due to changes in commodity prices, specifically natural gas prices. Upon completion of our testing, it was determined that BC Field Services reporting unit’s fair value exceeded its carrying value by 9%. The BC Field Services reporting unit has been assigned $292 million of our total goodwill. In our quantitative assessments, our cash flow forecasts were updated to reflect the impact of the recently announced overhead reductions at Western Canada Transmission & Processing. We believe the assumptions used in our analyses are appropriate and result in reasonable estimates of the fair values of our reporting units. However, the assumptions used are subject to uncertainty, and declines in the future performance or cash flows of our reporting units, changing business conditions, further sustained declines in commodity prices or increases to our weighted average cost of capital assumptions may result in the recognition of impairment charges, which could be significant.

Certain commodity prices, specifically NGL prices, have fluctuated throughout 2014 and 2015 and are lower, on average, than historical levels. Our Empress NGL reporting unit is significantly affected by fluctuations in NGL commodity prices. Results of our April 1, 2015 quantitative assessment determined that Empress NGL reporting unit’s fair value was substantially in excess of carrying value. Additionally, we have a commodity hedging program at Empress which economically hedges a significant portion of their NGL sales and related make-up gas purchases, which mitigates the effects of short-term commodity price fluctuations. However, should realized NGL prices decline significantly from recent levels for a sustained period, this could result in a triggering event that would warrant testing for the impairment of goodwill relating to the Empress NGL reporting unit, which could result in an impairment.

Due to the significant downturn in commodity prices over the past three quarters, including further deterioration in the second quarter of 2015, DCP Midstream determined it was more likely than not the estimated fair values of certain of its goodwill reporting units and certain of DCP Midstream Partners, LP (DCP Partners) goodwill reporting units were below their carrying amount, and performed a goodwill impairment test. The impairment test was based on an internal discounted cash flow model taking into account various observable and non-observable factors, such as prices, volumes, expenses and discount rate. The impairment test resulted in DCP Midstream’s recognition of a $427 million goodwill impairment during the second quarter of 2015, which reduced our equity earnings from DCP Midstream by $122 million after-tax. This impairment represents DCP Midstream’s best estimate pending finalization of the fair value assessments. Due to the impairment of goodwill recognized by DCP Midstream, we assessed our equity investment in DCP Midstream and determined that no indicators of impairment were noted.

No triggering events have occurred with our reporting units since the April 1, 2015 test that would warrant re-testing for goodwill impairment.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2015, we had negative working capital of $1,400 million. This balance includes commercial paper liabilities totaling $535 million and current maturities of long-term debt of $917 million. We will rely upon cash flows from operations and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. SEP is expected to be self-funding through its cash flows from operations, use of its revolving credit facility and its access to capital markets. We receive cash distributions from SEP in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights.
As of June 30, 2015, our revolving credit facilities included Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 400 million Canadian dollar facility and Union Gas’ 500 million Canadian dollar facility, with available capacity of $1,962 million under SEP’s credit facility and $1,223 million under our other subsidiaries’ credit facilities. These facilities are used principally as back-stops for commercial paper programs. At Spectra Capital, SEP and Westcoast, we primarily use commercial paper for temporary funding of capital expenditures. At Union Gas, we primarily use commercial paper to support short-term working capital fluctuations. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 11 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.

Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):	(in millions)
Operating activities	$1,456	$1,209
Investing activities	(976)	(612)
Financing activities	(406)	(499)
Effect of exchange rate changes on cash	(2)	1
Net increase in cash and cash equivalents	72	99
Cash and cash equivalents at beginning of the period	215	201
Cash and cash equivalents at end of the period	$287	$300

Operating Cash Flows
Net cash provided by operating activities increased $247 million to $1,456 million in the six months ended June 30, 2015 compared to the same period in 2014, driven mostly by changes in working capital, partially offset by lower earnings.

Investing Cash Flows
Net cash used in investing activities increased $364 million to $976 million in the six months ended June 30, 2015 compared to the same period in 2014. This change was driven by:

•	a $160 million net increase in capital and investment expenditures and

•	a $207 million decrease in distributions received from unconsolidated affiliates, comprised mostly of a 2014 distribution from SESH with proceeds from a SESH debt offering.

	Six Months Ended June 30,
	2015	2014
Capital and Investment Expenditures	(in millions)
Spectra Energy Partners (a)	$638	$444
Distribution	207	131
Western Canada Transmission & Processing	149	270
Total reportable segments	994	845
Other	29	18
Total consolidated	$1,023	$863
_______________________
(a) Excludes reimbursements from noncontrolling interest of $58 million in 2015.
Capital and investment expenditures for the six months ended June 30, 2015 consisted of $760 million for expansion projects and $263 million for maintenance.
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

Financing Cash Flows and Liquidity
Net cash used in financing activities decreased $93 million to $406 million for the six months ended June 30, 2015 compared to the same period in 2014. This change was driven by:

•	a $979 million increase in net proceeds from long term debt, primarily due to the issuance of SEP long-term debt in 2015, which was used primarily to pay down $774 million of commercial paper and

•	$32 million from Duke Energy for a 7.5% equity share in Sabal Trail Transmission, LLC, included in contributions from noncontrolling interest, partially offset by

•	a $54 million decrease in contributions from noncontrolling interest and

•	a $46 million increase in dividends paid on common stock.

On March 12, 2015, SEP issued $500 million of 3.50% unsecured notes due 2025 and $500 million of 4.50% unsecured notes due 2045. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general corporate purposes.
During the six months ended June 30, 2015, SEP issued 3.6 million common units to the public under its at-the-market program and approximately 74,000 general partner units to Spectra Energy. Total net proceeds to SEP were $184 million (net proceeds to Spectra Energy were $180 million). The net proceeds were used for SEP’s general partnership purposes, which may have included debt repayments, capital expenditures and/or additions to working capital. In 2015, SEP has issued 7.2 million common units to the public and 147,000 general partner units to Spectra Energy, for total net proceeds to SEP of $353 million (net proceeds to Spectra Energy were $346 million).
Available Credit Facilities and Restrictive Debt Covenants. See Note 11 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants.
The terms of our Spectra Capital credit agreement and term loan require our consolidated debt-to-total-capitalization ratio, as defined in the agreements, to be 65% or lower. Per the terms of the agreements, collateralized debt is excluded from the calculation of the ratio. As of June 30, 2015, this ratio was 58%. Our equity and, as a result, this ratio, is sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations. Based on the strength of our total capitalization as of June 30, 2015, however, it is not likely that a material adverse effect would occur as a result of a weakened Canadian dollar.
Dividends. Our near-term objective is to increase our cash dividend by $0.14 per share, per year, through 2017. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. We declared a quarterly cash dividend of $0.37 per common share on July 7, 2015 payable on September 9, 2015 to shareholders at close of business on August 12, 2015.
Other Financing Matters. Spectra Energy Corp and Spectra Capital have an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of various equity and debt securities. SEP has an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of limited partner common units. SEP also has $357 million available as of June 30, 2015 for the issuance of limited partner common units under another effective shelf registration statement on file with the SEC related to its at-the-market program. Westcoast and Union Gas have an aggregate 2.5 billion Canadian dollars (approximately $2.0 billion) available as of June 30, 2015 for the issuance of debt securities in the Canadian market under debt shelf prospectuses.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2015 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
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

SPECTRA ENERGY CORP

Date: August 6, 2015	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer

Date: August 6, 2015	/s/ J. Patrick Reddy
J. Patrick Reddy
Chief Financial Officer