Form 10-Q
period 2015-09-30
Spectra Energy Corp.
filed 2015-11-05
CIK 1373835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.001 par value, outstanding as of September 30, 2015: 671,410,743

SPECTRA ENERGY CORP
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2015

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
SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Revenues
Transportation, storage and processing of natural gas	$781	$789	$2,425	$2,456
Distribution of natural gas	160	205	1,005	1,140
Sales of natural gas liquids	41	81	138	308
Transportation of crude oil	93	77	267	218
Other	28	55	83	181
Total operating revenues	1,103	1,207	3,918	4,303
Operating Expenses
Natural gas and petroleum products purchased	76	135	627	872
Operating, maintenance and other	364	404	1,107	1,172
Depreciation and amortization	188	201	574	600
Property and other taxes	86	85	274	300
Total operating expenses	714	825	2,582	2,944
Operating Income	389	382	1,336	1,359
Other Income and Expenses
Earnings (loss) from equity investments	48	91	(117)	337
Other income and expenses, net	31	24	73	39
Total other income and expenses	79	115	(44)	376
Interest Expense	155	167	480	521
Earnings Before Income Taxes	313	330	812	1,214
Income Tax Expense	70	76	164	305
Net Income	243	254	648	909
Net Income—Noncontrolling Interests	69	53	189	143
Net Income—Controlling Interests	$174	$201	$459	$766
Common Stock Data
Weighted-average shares outstanding
Basic	671	671	671	671
Diluted	672	673	672	672
Earnings per share
Basic and diluted	$0.26	$0.30	$0.68	$1.14
Dividends per share	$0.37	$0.335	$1.11	$1.005

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$243	$254	$648	$909
Other comprehensive income (loss):
Foreign currency translation adjustments	(350)	(304)	(755)	(329)
Non-cash mark-to-market net gain on hedges	—	—	—	3
Reclassification of cash flow hedges into earnings	—	2	—	5
Pension and benefits impact (net of taxes of $3, $3, $8 and $9, respectively)	6	6	19	19
Other	1	—	1	—
Total other comprehensive income (loss)	(343)	(296)	(735)	(302)
Total Comprehensive Income (Loss), net of tax	(100)	(42)	(87)	607
Less: Comprehensive Income—Noncontrolling Interests	64	50	178	139
Comprehensive Income (Loss)—Controlling Interests	$(164)	$(92)	$(265)	$468

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30, 2015	December 31, 2014
ASSETS

Current Assets
Cash and cash equivalents	$338	$215
Receivables, net	842	1,336
Inventory	344	313
Fuel tracker	56	102
Other	259	366
Total current assets	1,839	2,332

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	2,741	2,966
Goodwill	4,534	4,714
Other	338	327
Total investments and other assets	7,613	8,007

Property, Plant and Equipment
Cost	29,303	29,211
Less accumulated depreciation and amortization	6,865	6,904
Net property, plant and equipment	22,438	22,307

Regulatory Assets and Deferred Debits	1,369	1,394

Total Assets	$33,259	$34,040

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per-share amounts)

	September 30, 2015	December 31, 2014
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$648	$458
Commercial paper	577	1,583
Taxes accrued	82	91
Interest accrued	141	181
Current maturities of long-term debt	766	327
Other	1,193	1,169
Total current liabilities	3,407	3,809

Long-term Debt	12,898	12,769

Deferred Credits and Other Liabilities
Deferred income taxes	5,479	5,405
Regulatory and other	1,286	1,401
Total deferred credits and other liabilities	6,765	6,806

Commitments and Contingencies

Preferred Stock of Subsidiaries	258	258

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 671 million shares outstanding at September 30, 2015 and December 31, 2014	1	1
Additional paid-in capital	5,024	4,956
Retained earnings	2,253	2,541
Accumulated other comprehensive income (loss)	(62)	662
Total controlling interests	7,216	8,160
Noncontrolling interests	2,715	2,238
Total equity	9,931	10,398

Total Liabilities and Equity	$33,259	$34,040

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$648	$909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	584	610
Deferred income tax expense	78	283
(Earnings) loss from equity investments	117	(337)
Distributions received from unconsolidated affiliates	145	280
Other	251	(199)
Net cash provided by operating activities	1,823	1,546
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,817)	(1,429)
Investments in and loans to unconsolidated affiliates	(91)	(229)
Purchases of held-to-maturity securities	(463)	(584)
Proceeds from sales and maturities of held-to-maturity securities	457	576
Purchases of available-for-sale securities	—	(13)
Proceeds from sales and maturities of available-for-sale securities	1	7
Distributions received from unconsolidated affiliates	441	252
Other changes in restricted funds	(24)	(1)
Other	(7)	—
Net cash used in investing activities	(1,503)	(1,421)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,332	1,028
Payments for the redemption of long-term debt	(153)	(1,145)
Net increase (decrease) in commercial paper	(984)	393
Distributions to noncontrolling interests	(140)	(128)
Contributions from noncontrolling interests	164	139
Proceeds from the issuances of Spectra Energy Partners, LP common units	351	277
Dividends paid on common stock	(747)	(677)
Other	(14)	11
Net cash used in financing activities	(191)	(102)
Effect of exchange rate changes on cash	(6)	(3)
Net increase in cash and cash equivalents	123	20
Cash and cash equivalents at beginning of period	215	201
Cash and cash equivalents at end of period	$338	$221
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$276	$125

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
				Foreign Currency Translation Adjustments	Other	Noncontrolling Interests	Total
December 31, 2014	$1	$4,956	$2,541	$1,016	$(354)	$2,238	$10,398
Net income	—	—	459	—	—	189	648
Other comprehensive income (loss)	—	—	—	(744)	20	(11)	(735)
Dividends on common stock	—	—	(747)	—	—	—	(747)
Stock-based compensation	—	14	—	—	—	—	14
Distributions to noncontrolling interests	—	—	—	—	—	(142)	(142)
Contributions from noncontrolling interests	—	—	—	—	—	164	164
Spectra Energy common stock issued	—	2	—	—	—	—	2
Spectra Energy Partners, LP common units issued	—	49	—	—	—	281	330
Other, net	—	3	—	—	—	(4)	(1)
September 30, 2015	$1	$5,024	$2,253	$272	$(334)	$2,715	$9,931

December 31, 2013	$1	$4,869	$2,383	$1,557	$(316)	$1,829	$10,323
Net income	—	—	766	—	—	143	909
Other comprehensive income (loss)	—	—	—	(325)	27	(4)	(302)
Dividends on common stock	—	—	(676)	—	—	—	(676)
Stock-based compensation	—	10	—	—	—	—	10
Distributions to noncontrolling interests	—	—	—	—	—	(128)	(128)
Contributions from noncontrolling interests	—	—	—	—	—	139	139
Spectra Energy common stock issued	—	10	—	—	—	—	10
Spectra Energy Partners, LP common units issued	—	43	—	—	—	206	249
Transfer of interests in subsidiaries to Spectra Energy Partners, LP	—	—	—	—	—	(2)	(2)
Other, net	—	7	—	—	—	(1)	6
September 30, 2014	$1	$4,939	$2,473	$1,232	$(289)	$2,182	$10,538

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

Spectra Energy’s presentation of its Spectra Energy Partners segment is reflective of the parent-level focus by our CODM, considering the resource allocation and governance provisions associated with SEP’s master limited partnership structure. SEP maintains a capital and cash management structure that is separate from Spectra Energy’s, is self-funding and maintains its own lines of bank credit and cash management accounts. From a Spectra Energy perspective, our CODM evaluates the Spectra Energy Partners segment as a whole, without regard to any of SEP’s individual businesses.

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

Field Services gathers, compresses, treats, processes, transports, stores and sells natural gas, produces, fractionates, transports, stores and sells NGLs, recovers and sells condensate, and trades and markets natural gas and NGLs. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by Phillips 66. DCP Midstream gathers raw natural gas through gathering systems connecting to several interstate and intrastate natural gas and NGL pipeline systems, one natural gas storage facility and one NGL storage facility. DCP Midstream operates in a diverse number of regions, including the Permian Basin, Eagle Ford, Niobrara/DJ Basin and the Midcontinent. DCP Midstream Partners, LP (DCP Partners) is a publicly traded master limited partnership, of which DCP Midstream acts as general partner. As of September 30, 2015, DCP Midstream had an approximate 21% ownership interest in DCP Partners, including DCP Midstream’s limited partner and general partner interests.

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

Business Segment Data

Condensed Consolidated Statements of Operations
	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/ Consolidated Earnings before Income Taxes
	(in millions)
Three Months Ended September 30, 2015
Spectra Energy Partners	$612	$—	$612	$74	$488
Distribution	209	—	209	43	70
Western Canada Transmission & Processing	279	9	288	59	117
Field Services	—	—	—	—	(3)
Total reportable segments	1,100	9	1,109	176	672
Other	3	16	19	12	(12)
Eliminations	—	(25)	(25)	—	—
Depreciation and amortization	—	—	—	—	188
Interest expense	—	—	—	—	155
Interest income and other (a)	—	—	—	—	(4)
Total consolidated	$1,103	$—	$1,103	$188	$313

Three Months Ended September 30, 2014
Spectra Energy Partners	$558	$—	$558	$73	$422
Distribution	260	—	260	49	82
Western Canada Transmission & Processing	387	30	417	69	156
Field Services	—	—	—	—	51
Total reportable segments	1,205	30	1,235	191	711
Other	2	15	17	10	(19)
Eliminations	—	(45)	(45)	—	—
Depreciation and amortization	—	—	—	—	201
Interest expense	—	—	—	—	167
Interest income and other (a)	—	—	—	—	6
Total consolidated	$1,207	$—	$1,207	$201	$330

Nine Months Ended September 30, 2015
Spectra Energy Partners	$1,821	$—	$1,821	$220	$1,421
Distribution	1,161	—	1,161	133	360
Western Canada Transmission & Processing	929	33	962	184	382
Field Services	—	—	—	—	(253)
Total reportable segments	3,911	33	3,944	537	1,910
Other	7	47	54	37	(39)
Eliminations	—	(80)	(80)	—	—
Depreciation and amortization	—	—	—	—	574
Interest expense	—	—	—	—	480
Interest income and other (a)	—	—	—	—	(5)
Total consolidated	$3,918	$—	$3,918	$574	$812

Nine Months Ended September 30, 2014
Spectra Energy Partners	$1,670	$—	$1,670	$218	$1,225
Distribution	1,338	—	1,338	146	420
Western Canada Transmission & Processing	1,288	95	1,383	204	504
Field Services	—	—	—	—	235
Total reportable segments	4,296	95	4,391	568	2,384
Other	7	47	54	32	(60)
Eliminations	—	(142)	(142)	—	—
Depreciation and amortization	—	—	—	—	600
Interest expense	—	—	—	—	521
Interest income and other (a)	—	—	—	—	11
Total consolidated	$4,303	$—	$4,303	$600	$1,214
___________________________________

(a)	Includes foreign currency transaction gains and losses related to segment EBITDA.

3. Regulatory Matters

Union Gas. In December 2014, Union Gas filed an application with the OEB for the disposition of the 2013 energy conservation deferral and variance account balances. In June 2015, a decision from the OEB was received approving recovery from ratepayers of approximately $8 million effective July 1, 2015.
4. Income Taxes

Income tax expense was $70 million for the three months ended September 30, 2015, compared to $76 million for the same period in 2014. Income tax expense was $164 million for the nine months ended September 30, 2015, compared to $305 million for the same period in 2014. The lower tax expense for the nine months ended September 30, 2015 was primarily attributable to the $74 million tax impact of the loss on investment due to the partial impairment of goodwill at DCP Midstream, lower earnings and the effect of a weaker Canadian dollar.

The effective income tax rate was 22% for the three months ended September 30, 2015 compared to 23% for the same period in 2014. The effective income tax rate was 20% for the nine months ended September 30, 2015, compared to 25% for the same period in 2014. The lower effective income tax rate for the nine months ended September 30, 2015 was primarily attributable to the $74 million tax impact of the loss on investment due to the partial impairment of goodwill at DCP Midstream.

There was a $5 million increase in unrecognized tax benefits recorded during the nine months ended September 30, 2015. Although uncertain, we believe it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $15 million to $20 million prior to September 30, 2016.
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

The following table presents our basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per-share amounts)
Net income—controlling interests	$174	$201	$459	$766
Weighted-average common shares outstanding
Basic	671	671	671	671
Diluted	672	673	672	672
Basic and diluted earnings per common share (a)	$0.26	$0.30	$0.68	$1.14
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

6. Accumulated Other Comprehensive Income

The following table presents the net of tax changes in Accumulated Other Comprehensive Income (AOCI) by component and amounts reclassified out of AOCI to Net Income, excluding amounts attributable to noncontrolling interests:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefit Plan Obligations	Gas Purchase Contract Hedges	Other	Total Accumulated Other Comprehensive Income
			(in millions)
June 30, 2015	$617	$(338)	$—	$(3)	$276
Other AOCI activity	(345)	6	—	1	(338)
September 30, 2015	$272	$(332)	$—	$(2)	$(62)

June 30, 2014	$1,533	$(291)	$(6)	$—	$1,236
Reclassified to net income	—	—	2	—	2
Other AOCI activity	(301)	6	—	—	(295)
September 30, 2014	$1,232	$(285)	$(4)	$—	$943

December 31, 2014	$1,016	$(351)	$(3)	$—	$662
Other AOCI activity	(744)	19	3	(2)	(724)
September 30, 2015	$272	$(332)	$—	$(2)	$(62)

December 31, 2013	$1,557	$(304)	$(11)	$(1)	$1,241
Reclassified to net income	—	—	4	1	5
Other AOCI activity	(325)	19	3	—	(303)
September 30, 2014	$1,232	$(285)	$(4)	$—	$943

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

	September 30, 2015	December 31, 2014
	(in millions)
Natural gas	$226	$211
NGLs	49	28
Materials and supplies	69	74
Total inventory	$344	$313

Non-cash charges totaling $8 million in 2015 ($6 million after tax) and $19 million in 2014 ($14 million after tax) were recorded to Natural Gas and Petroleum Products Purchased on the Condensed Consolidated Statements of Operations to reduce propane inventory at our Empress operations at Western Canada Transmission & Processing to estimated net realizable value.

8. Investments in and Loans to Unconsolidated Affiliates

Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues	$1,851	$3,480	$5,763	$10,936
Operating expenses	1,794	3,281	6,117	10,313
Operating income (loss)	57	199	(354)	623
Net income (loss)	25	154	(472)	449
Net income (loss) attributable to members’ interests	(6)	81	(509)	335

DCP Partners issues, from time to time, limited partner units to the public, which are recorded by DCP Midstream directly to its equity. Our proportionate share of gains from those issuances, totaling $11 million in the third quarter of 2014, and $2 million and $68 million during the nine month periods ending September 30, 2015 and 2014, respectively, are reflected in Earnings (Loss) From Equity Investments in the Condensed Consolidated Statements of Operations.

Due to the significant downturn in commodity prices, DCP Midstream performed a goodwill impairment test which was finalized in the third quarter of 2015. The impairment test was based on an internal discounted cash flow model taking into account various observable and non-observable factors, such as prices, volumes, expenses and discount rate. The impairment test resulted in DCP Midstream’s recognition of a $460 million goodwill impairment, which reduced our equity earnings from DCP Midstream by $123 million after-tax for the nine month period ending September 30, 2015.

Due to the partial impairment of goodwill recognized by DCP Midstream, we assessed our equity investment in DCP Midstream and determined that no indicators of impairment were noted.

Related Party Transaction

During the third quarter of 2015, Gulfstream Natural Gas System, LLC (Gulfstream) issued unsecured debt of $800 million to fund the repayment of its current debt. Gulfstream distributed $396 million of proceeds to us, which we will contribute back to Gulfstream as its current debt matures, $248 million in the fourth quarter of 2015 and the remaining $148 million in the first half of 2016. At September 30, 2015, our Condensed Consolidated Balance Sheets include $396 million in Current Liabilities—Other related to this matter.

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

Our Empress NGL and BC Field Services businesses, reporting units within Western Canada Transmission & Processing, are affected by commodity prices. We performed our Empress NGL and BC Field Services reporting units’ impairment tests and concluded that there was no impairment of goodwill for either business unit.

See Note 8 for discussion related to the partial impairment of goodwill recognized by DCP Midstream.
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

AFS Securities. AFS securities are as follows:

	Estimated Fair Value
	September 30, 2015	December 31, 2014
	(in millions)
Corporate debt securities	$20	$23
Money market funds	—	1
Total available-for-sale securities	$20	$24

Our AFS securities are classified on the Condensed Consolidated Balance Sheets as follows:

	Estimated Fair Value
	September 30, 2015	December 31, 2014
	(in millions)
Restricted funds
Investments and other assets—other	$—	$1
Non-restricted funds
Current assets—other	14	3
Investments and other assets—other	6	20
Total available-for-sale securities	$20	$24

At September 30, 2015, the weighted-average contractual maturity of outstanding AFS securities was less than one year.

There were no material gross unrealized holding gains or losses associated with investments in AFS securities at September 30, 2015 or December 31, 2014.

HTM Securities. All of our HTM securities are restricted funds and are as follows:

		Estimated Fair Value
Description	Condensed Consolidated Balance Sheets Caption	September 30, 2015	December 31, 2014
		(in millions)
Bankers acceptances	Current assets—other	$45	$38
Canadian government securities	Current assets—other	25	30
Money market funds	Current assets—other	11	3
Canadian government securities	Investments and other assets—other	76	101
Total held-to-maturity securities		$157	$172

All of our HTM securities are restricted funds pursuant to certain M&N Canada and Express-Platte (our crude oil pipeline system) debt agreements. The funds restricted for M&N Canada, plus future cash from operations that would otherwise be available for distribution to the partners of M&N Canada, are required to be placed in escrow until the balance in escrow is sufficient to fund all future debt service on the M&N Canada 6.90% senior secured notes. There are sufficient funds held in escrow to fund all future debt service on these M&N Canada notes as of September 30, 2015.

At September 30, 2015, the weighted-average contractual maturity of outstanding HTM securities was less than one year.

There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at September 30, 2015 or December 31, 2014.

Other Restricted Funds. In addition to the portions of the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $12 million at September 30, 2015 and $13 million at December 31, 2014 classified as Current Assets—Other. These restricted funds are related to additional amounts for insurance. We also had other restricted funds totaling $29 million at September 30, 2015 and $6 million at December 31, 2014 classified as Investments and Other Assets—Other. $14 million of these restricted funds are related to funds held and collected from customers for Canadian pipeline abandonment in accordance with the NEB’s regulatory requirements and $15 million are related to certain construction projects.

Changes in restricted balances are presented within Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.
11. Debt and Credit Facilities
Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Total Credit Facilities Capacity	Commercial Paper Outstanding at September 30, 2015	Available Credit Facilities Capacity

		(in millions)
Spectra Energy Capital, LLC (a)	2019	$1,000	$568	$432
SEP (b)	2019	2,000	—	2,000
Westcoast Energy Inc. (c)	2019	300	9	291
Union Gas (d)	2019	376	—	376
Total		$3,676	$577	$3,099
 ___________

(a)
Revolving credit facility contains a covenant requiring the Spectra Energy Corp consolidated debt-to-total capitalization ratio, as defined in the agreement, to not exceed 65%. Per the terms of the agreement, collateralized debt is excluded from the calculation of the ratio. This ratio was 58% at September 30, 2015.

(b)
Revolving credit facility contains a covenant that requires SEP to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the credit agreement, of 5.0 to 1 or less. As of September 30, 2015, this ratio was 3.4 to 1.

(c)
U.S. dollar equivalent at September 30, 2015. The revolving credit facility is 400 million Canadian dollars and contains a covenant that requires the Westcoast Energy Inc. non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 33% at September 30, 2015.

(d)
U.S. dollar equivalent at September 30, 2015. The revolving credit facility is 500 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 66% at September 30, 2015.

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facilities. As of September 30, 2015, there were no letters of credit issued or revolving borrowings outstanding under the credit facilities.

Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2015, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
Debt Issuances. On September 17, 2015, Union Gas issued 200 million Canadian dollars (approximately $152 million as of the issuance date) of 3.19% unsecured notes due 2025 and 250 million Canadian dollars (approximately $190 million as of the issuance date) of 4.20% unsecured notes due 2044. Net proceeds from the offerings were used to repay a portion of short-term debt, to fund capital expenditures and for general corporate purposes.
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
12. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	September 30, 2015
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$251	$—	$251	$—
Corporate debt securities	Current assets—other	14	—	14	—
Commodity derivatives	Current assets—other	45	—	—	45
Interest rate swaps	Current assets—other	1	—	1	—
Commodity derivatives	Investments and other assets—other	8	—	—	8
Corporate debt securities	Investments and other assets—other	6	—	6	—
Interest rate swaps	Investments and other assets—other	56	—	56	—
Total Assets		$381	$—	$328	$53

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2014
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$85	$—	$85	$—
Corporate debt securities	Current assets—other	3	—	3	—
Commodity derivatives	Current assets—other	57	—	—	57
Interest rate swaps	Current assets—other	2	—	2	—
Commodity derivatives	Investments and other assets—other	21	—	—	21
Corporate debt securities	Investments and other assets—other	20	—	20	—
Interest rate swaps	Investments and other assets—other	22	—	22	—
Money market funds	Investments and other assets—other	1	1	—	—
Total Assets		$211	$1	$132	$78

The following presents changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Derivative assets (liabilities)
Fair value, beginning of period	$50	$(9)	$78	$(3)
Total gains (losses):
Included in earnings	18	7	27	(2)
Included in other comprehensive income	(4)	1	(9)	5
Purchases	(5)	—	(2)	—
Settlements	(6)	—	(41)	(1)
Fair value, end of period	$53	$(1)	$53	$(1)
Unrealized gains (losses) relating to instruments held at the end of the period	$5	$5	$(11)	$(2)

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

The derivative financial instruments reported in Level 3 at September 30, 2015 consist of NGL revenue swap contracts related to the Empress assets in Western Canada Transmission & Processing. As of September 30, 2015, we reported certain of our NGL basis swaps at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.

The fair value of these NGL basis swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.

The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are the forward NGL basis curves, for which a significant portion of the derivative’s term is beyond available forward pricing. At September 30, 2015, a 10¢ per gallon movement in underlying forward NGL prices, primarily propane prices, would affect the estimated fair value of our NGL derivatives by $17 million. This calculated amount does not take into account any other changes to the fair value measurement calculation.

Financial Instruments

The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets.

	September 30, 2015		December 31, 2014
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	13,615	14,326	13,060	14,446
__________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes capital leases, unamortized items and fair value hedge carrying value adjustments.

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

During the nine months ended September 30, 2015 and 2014, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
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

Other than the interest rate swaps and commodity derivatives as described below, we did not have significant derivatives outstanding during the nine months ended September 30, 2015.

Interest Rate Swaps

At September 30, 2015, we had “pay floating—receive fixed” interest rate swaps outstanding with a total notional amount of $2,094 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.

Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	September 30, 2015			December 31, 2014
	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheets	Amounts Not Offset in the Condensed Consolidated Balance Sheets	Net Amount
Description	(in millions)
Assets	$57	$—	$57	$24	$—	$24

Commodity Derivatives

At September 30, 2015, we had commodity mark-to-market derivatives outstanding with a total notional amount of 171 million gallons. The longest dated commodity derivative contract we currently have expires in 2018.

Information about our commodity derivatives that had netting or rights of offset arrangements are as follows:

	September 30, 2015			December 31, 2014
	Gross Amounts	Gross Amounts Offset	Net Amount Presented in the Condensed Consolidated Balance Sheets	Gross Amounts	Gross Amounts Offset	Net Amount Presented in the Condensed Consolidated Balance Sheets
Description	(in millions)
Assets	$136	$83	$53	$169	$91	$78
Liabilities	83	83	—	91	91	—

Substantially all of our commodity derivative agreements outstanding at September 30, 2015 and December 31, 2014 have provisions that require collateral to be posted in the amount of the net liability position if one of our credit ratings falls below investment grade.

Information regarding the impacts of commodity derivatives on our Condensed Consolidated Statements of Operations are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	Condensed Consolidated Statements of Operations Caption	2015	2014	2015	2014
		(in millions)
Commodity derivatives	Sales of natural gas liquids	$13	$7	$25	$—

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

Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of September 30, 2015 or December 31, 2014 related to litigation.

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
We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-100%-owned entities. In connection with our spin-off from Duke Energy Corporation (Duke Energy) in 2007, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of September 30, 2015 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these outstanding performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.
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
As of September 30, 2015, the amounts recorded for the guarantees and indemnifications described above are not material, both individually and in the aggregate.
16. Issuances of SEP Units

During the nine months ended September 30, 2015, SEP issued 7.3 million common units to the public under its at-the-market program and approximately 149,000 general partner units to Spectra Energy. Total net proceeds to SEP were $358 million (net proceeds to Spectra Energy were $351 million). In connection with the issuances of the units, a $78 million gain ($49 million net of tax) to Additional Paid-in Capital and a $281 million increase in Equity-Noncontrolling Interests were recorded during the nine months ended September 30, 2015. The issuances decreased Spectra Energy’s ownership in SEP from 82% to 80% at September 30, 2015.

The following table presents the effects of the issuances of SEP units:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net income-controlling interests	$174	$201	$459	$766
Increase in additional paid-in capital resulting from issuances of SEP units	24	14	49	43
Total net income-controlling interests and changes in equity-controlling interests	$198	$215	$508	$809
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
Our policy is to fund our retirement plans, where applicable, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions of $16 million to our U.S. retirement plans in both of the nine month periods ended September 30, 2015 and 2014. We made total contributions to the Canadian DC and DB plans of $23 million in the nine months ended September 30, 2015 and $34 million in the same period in 2014. We anticipate that we will make total contributions of approximately $22 million to the U.S. plans and approximately $29 million to the Canadian plans in 2015.
Qualified and Non-Qualified Pension Plans—Components of Net Periodic Pension Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
U.S.
Service cost benefit earned	$4	$5	$14	$14
Interest cost on projected benefit obligation	6	7	18	19
Expected return on plan assets	(10)	(10)	(31)	(29)
Amortization of loss	2	3	7	9
Net periodic pension cost	$2	$5	$8	$13

Canada
Service cost benefit earned	$8	$7	$24	$22
Interest cost on projected benefit obligation	11	13	33	39
Expected return on plan assets	(16)	(17)	(50)	(52)
Amortization of loss	6	6	19	17
Amortization of prior service cost	—	—	1	1
Net periodic pension cost	$9	$9	$27	$27

Other Post-Retirement Benefit Plans. We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

Other Post-Retirement Benefit Plans—Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
U.S.
Service cost benefit earned	$1	$1	$1	$1
Interest cost on accumulated post-retirement benefit obligation	1	2	5	6
Expected return on plan assets	(1)	(1)	(4)	(3)
Net periodic other post-retirement benefit cost	$1	$2	$2	$4

Canada
Service cost benefit earned	$1	$1	$3	$3
Interest cost on accumulated post-retirement benefit obligation	1	1	3	4
Net periodic other post-retirement benefit cost	$2	$2	$6	$7
Retirement/Savings Plan. In addition to the retirement plans described above, we also have defined contribution employee savings plans available to both U.S. and Canadian employees. Employees may participate in a matching contribution where we match a certain percentage of before-tax employee contributions of up to 6% of eligible pay per pay period for U.S. employees and up to 5% of eligible pay per pay period for Canadian employees. We expensed pre-tax employer matching contributions of $4 million in both of the three month periods ended September 30, 2015 and 2014 and $11 million in both of the nine month periods ended September 30, 2015 and 2014 for U.S. employees. We expensed pre-tax employer matching contributions of $2 million and $4 million in the three months ended September 30, 2015 and 2014, respectively, and $8 million and $10 million in the nine months ended September 30, 2015 and 2014, respectively, for Canadian employees.

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

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30, 2015
Total operating revenues	$—	$—	$1,105	$(2)	$1,103
Total operating expenses	2	(1)	715	(2)	714
Operating income (loss)	(2)	1	390	—	389
Earnings from equity investments	—	—	48	—	48
Equity in earnings of consolidated subsidiaries	170	307	—	(477)	—
Other income and expenses, net	—	(1)	32	—	31
Interest expense	—	61	94	—	155
Earnings before income taxes	168	246	376	(477)	313
Income tax expense (benefit)	(6)	76	—	—	70
Net income	174	170	376	(477)	243
Net income—noncontrolling interests	—	—	69	—	69
Net income—controlling interests	$174	$170	$307	$(477)	$174

Three Months Ended September 30, 2014
Total operating revenues	—	—	1,209	(2)	1,207
Total operating expenses	1	—	826	(2)	825
Operating income (loss)	(1)	—	383	—	382
Earnings from equity investments	—	—	91	—	91
Equity in earnings of consolidated subsidiaries	194	329	—	(523)	—
Other income and expenses, net	(2)	5	20	1	24
Interest expense	—	64	102	1	167
Earnings before income taxes	191	270	392	(523)	330
Income tax expense (benefit)	(10)	76	10	—	76
Net income	201	194	382	(523)	254
Net income—noncontrolling interests	—	—	53	—	53
Net income—controlling interests	$201	$194	$329	$(523)	$201

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Nine Months Ended September 30, 2015
Total operating revenues	$—	$—	$3,921	$(3)	$3,918
Total operating expenses	5	(2)	2,582	(3)	2,582
Operating income (loss)	(5)	2	1,339	—	1,336
Loss from equity investments	—	—	(117)	—	(117)
Equity in earnings of consolidated subsidiaries	445	790	—	(1,235)	—
Other income and expenses, net	—	(1)	74	—	73
Interest expense	—	183	297	—	480
Earnings before income taxes	440	608	999	(1,235)	812
Income tax expense (benefit)	(19)	163	20	—	164
Net income	459	445	979	(1,235)	648
Net income—noncontrolling interests	—	—	189	—	189
Net income—controlling interests	$459	$445	$790	$(1,235)	$459

Nine Months Ended September 30, 2014
Total operating revenues	$—	$—	$4,306	$(3)	$4,303
Total operating expenses	5	1	2,941	(3)	2,944
Operating income (loss)	(5)	(1)	1,365	—	1,359
Earnings from equity investments	—	—	337	—	337
Equity in earnings of consolidated subsidiaries	734	1,228	—	(1,962)	—
Other income and expenses, net	(4)	6	36	1	39
Interest expense	—	195	325	1	521
Earnings before income taxes	725	1,038	1,413	(1,962)	1,214
Income tax expense (benefit)	(41)	304	42	—	305
Net income	766	734	1,371	(1,962)	909
Net income—noncontrolling interests	—	—	143	—	143
Net income—controlling interests	$766	$734	$1,228	$(1,962)	$766

Spectra Energy Corp
Condensed Consolidating Statements of Comprehensive Income
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30, 2015
Net income	$174	$170	$376	$(477)	$243
Other comprehensive income (loss)	2	1	(346)	—	(343)
Total comprehensive income (loss), net of tax	176	171	30	(477)	(100)
Less: comprehensive income—noncontrolling interests	—	—	64	—	64
Comprehensive income (loss)—controlling interests	$176	$171	$(34)	$(477)	$(164)

Three Months Ended September 30, 2014
Net income	$201	$194	$382	$(523)	$254
Other comprehensive income (loss)	2	1	(299)	—	(296)
Total comprehensive income (loss), net of tax	203	195	83	(523)	(42)
Less: comprehensive income—noncontrolling interests	—	—	50	—	50
Comprehensive income (loss)—controlling interests	$203	$195	$33	$(523)	$(92)

Nine Months Ended September 30, 2015
Net income	$459	$445	$979	$(1,235)	$648
Other comprehensive income (loss)	5	1	(741)	—	(735)
Total comprehensive income (loss), net of tax	464	446	238	(1,235)	(87)
Less: comprehensive income—noncontrolling interests	—	—	178	—	178
Comprehensive income (loss)—controlling interests	$464	$446	$60	$(1,235)	$(265)

Nine Months Ended September 30, 2014
Net income	$766	$734	$1,371	$(1,962)	$909
Other comprehensive income (loss)	6	1	(309)	—	(302)
Total comprehensive income, net of tax	772	735	1,062	(1,962)	607
Less: comprehensive income—noncontrolling interests	—	—	139	—	139
Comprehensive income—controlling interests	$772	$735	$923	$(1,962)	$468

Spectra Energy Corp
Condensed Consolidating Balance Sheet
September 30, 2015
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$337	$—	$338
Receivables—consolidated subsidiaries	22	—	9	(31)	—
Notes receivable—current—consolidated subsidiaries	—	—	388	(388)	—
Receivables—other	2	—	840	—	842
Other current assets	4	1	654	—	659
Total current assets	28	2	2,228	(419)	1,839
Investments in and loans to unconsolidated affiliates	—	—	2,741	—	2,741
Investments in consolidated subsidiaries	14,371	20,206	—	(34,577)	—
Advances receivable—consolidated subsidiaries	—	5,221	1,134	(6,355)	—
Notes receivable—consolidated subsidiaries	—	—	2,800	(2,800)	—
Goodwill	—	—	4,534	—	4,534
Other assets	40	35	263	—	338
Net property, plant and equipment	—	—	22,438	—	22,438
Regulatory assets and deferred debits	2	13	1,354	—	1,369
Total Assets	$14,441	$25,477	$37,492	$(44,151)	$33,259

Accounts payable	$4	$2	$642	$—	$648
Accounts payable—consolidated subsidiaries	—	31	—	(31)	—
Commercial paper	—	568	9	—	577
Short-term borrowings—consolidated subsidiaries	—	388	—	(388)	—
Taxes accrued	2	15	65	—	82
Current maturities of long-term debt	—	—	766	—	766
Other current liabilities	79	49	1,206	—	1,334
Total current liabilities	85	1,053	2,688	(419)	3,407
Long-term debt	—	2,913	9,985	—	12,898
Advances payable—consolidated subsidiaries	6,355	—	—	(6,355)	—
Notes payable—consolidated subsidiaries	—	2,800	—	(2,800)	—
Deferred credits and other liabilities	785	4,340	1,640	—	6,765
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	7,216	14,371	20,206	(34,577)	7,216
Noncontrolling interests	—	—	2,715	—	2,715
Total equity	7,216	14,371	22,921	(34,577)	9,931
Total Liabilities and Equity	$14,441	$25,477	$37,492	$(44,151)	$33,259

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

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$459	$445	$979	$(1,235)	$648
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	584	—	584
Loss from equity investments	—	—	117	—	117
Equity in earnings of consolidated subsidiaries	(445)	(790)	—	1,235	—
Distributions received from unconsolidated affiliates	—	—	145	—	145
Other	44	109	176	—	329
Net cash provided by (used in) operating activities	58	(236)	2,001	—	1,823
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(1,817)	—	(1,817)
Investments in and loans to unconsolidated affiliates	—	—	(91)	—	(91)
Purchases of held-to-maturity securities	—	—	(463)	—	(463)
Proceeds from sales and maturities of held-to-maturity securities	—	—	457	—	457
Proceeds from sales and maturities of available-for-sale securities	—	—	1	—	1
Distributions received from unconsolidated affiliates	—	—	441	—	441
Advances (to) from affiliates	(82)	62	—	20	—
Other changes in restricted funds	—	—	(24)	—	(24)
Other	—	—	(7)	—	(7)
Net cash provided by (used in) investing activities	(82)	62	(1,503)	20	(1,503)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	1,332	—	1,332
Payments for the redemption of long-term debt	—	—	(153)	—	(153)
Net increase (decrease) in commercial paper	—	170	(1,154)	—	(984)
Distributions to noncontrolling interests	—	—	(140)	—	(140)
Contributions from noncontrolling interests	—	—	164	—	164
Proceeds from the issuance of SEP common units	—	—	351	—	351
Dividends paid on common stock	(747)	—	—	—	(747)
Distributions and advances from (to) affiliates	774	4	(758)	(20)	—
Other	(3)	—	(11)	—	(14)
Net cash provided by (used in) financing activities	24	174	(369)	(20)	(191)
Effect of exchange rate changes on cash	—	—	(6)	—	(6)
Net increase in cash and cash equivalents	—	—	123	—	123
Cash and cash equivalents at beginning of period	—	1	214	—	215
Cash and cash equivalents at end of period	$—	$1	$337	$—	$338

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2014
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$766	$734	$1,371	$(1,962)	$909
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	610	—	610
Earnings from equity investments	—	—	(337)	—	(337)
Equity in earnings of consolidated subsidiaries	(734)	(1,228)	—	1,962	—
Distributions received from unconsolidated affiliates	—	—	280	—	280
Other	(16)	259	(159)	—	84
Net cash provided by (used in) operating activities	16	(235)	1,765	—	1,546
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(1,429)	—	(1,429)
Investments in and loans to unconsolidated affiliates	—	—	(229)	—	(229)
Purchases of held-to-maturity securities	—	—	(584)	—	(584)
Proceeds from sales and maturities of held-to-maturity securities	—	—	576	—	576
Purchases of available-for-sale securities	—	—	(13)	—	(13)
Proceeds from sales and maturities of available-for-sale securities	—	—	7	—	7
Distributions received from unconsolidated affiliates	—	—	252	—	252
Advances from affiliates	93	433	—	(526)	—
Other changes in restricted funds	—	—	(1)	—	(1)
Net cash provided by (used in) investing activities	93	433	(1,421)	(526)	(1,421)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	300	728	—	1,028
Payments for the redemption of long-term debt	—	(557)	(588)	—	(1,145)
Net increase in commercial paper	—	33	360	—	393
Distributions to noncontrolling interests	—	—	(128)	—	(128)
Contributions from noncontrolling interests	—	—	139	—	139
Proceeds from the issuance of SEP common units	—	—	277	—	277
Dividends paid on common stock	(677)	—	—	—	(677)
Distributions and advances from (to) affiliates	558	15	(1,099)	526	—
Other	10	—	1	—	11
Net cash used in financing activities	(109)	(209)	(310)	526	(102)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Net increase (decrease) in cash and cash equivalents	—	(11)	31	—	20
Cash and cash equivalents at beginning of period	—	12	189	—	201
Cash and cash equivalents at end of period	$—	$1	$220	$—	$221

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge asset. ASU No. 2015-03 is effective for us January 1, 2016 and is to be applied retrospectively. We intend to early adopt the provisions of this ASU as of December 31, 2015. This ASU is not expected to have a material impact on our consolidated results of operations, financial position, or cash flow.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This ASU is effective for us January 1, 2016. This ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” to simplify accounting for adjustments made to provisional amounts recognized in a business combination and to eliminate the retrospective accounting for those adjustments. This ASU is effective for us January 1, 2016. This ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.
20. Subsequent Events

On October 18, 2015 we entered into a definitive agreement with SEP for the acquisition of SEP’s 33.3% ownership interests in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills). In consideration for this transaction, SEP retired 21,560,000 of our limited partner units and 440,000 of our general partner units in SEP. This will result in the reduction of any associated distribution payable to us, beginning in 2016. There will also be a reduction in the aggregate quarterly distributions, if any, to us (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters commencing with the quarter ending on December 31, 2015 and ending with the quarter ending on September 30, 2018.

On October 18, 2015 we also entered into a definitive agreement with DCP Midstream under which we will contribute the 33.3% interests in Sand Hills and Southern Hills to DCP Midstream.

On October 30, 2015, we completed the closing of both of these transactions.

On November 4, 2015, we contributed our remaining 0.1% interest in Southeast Supply Header, LLC (SESH) to SEP. Total consideration to Spectra Energy was 17,114 newly issued SEP common units. This is the last of three planned transactions related to Spectra Energy contributing all of its remaining U.S. transmission, storage and liquids assets to SEP (the U.S. Assets Dropdown). Also, in connection with this transaction, SEP issued 342 general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy's 2% general partner interest in SEP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
Executive Overview
For the three months ended September 30, 2015 and 2014, we reported net income from controlling interests of $174 million and $201 million, respectively. For the nine months ended September 30, 2015 and 2014, we reported net income from controlling interests of $459 million and $766 million, respectively.
The highlights for the three months and nine months ended September 30, 2015 include the following:

•
Spectra Energy Partners’ earnings for the three and nine-month periods benefited mainly from expansions, primarily on Texas Eastern Transmission, LP (Texas Eastern) and higher transportation revenues due to higher tariff rates and volumes on the Express pipeline.

•	Distribution’s earnings for the three and nine-month period decreased due to a weaker Canadian dollar.

•
Western Canada Transmission & Processing’s earnings for the three and nine-month periods decreased mainly due to lower NGL sales prices and a weaker Canadian dollar, partially offset by settlement gains associated with the risk management program at the Empress operations.

•
Field Services’ earnings for the three-month period decreased largely due to lower commodity prices and lower gains associated with the issuance of partnership units by DCP Midstream Partners, LP (DCP Partners), partially offset by asset growth, improved operating efficiencies and other initiatives. For the nine-month period, earnings decreased mainly due to lower commodity prices, a partial impairment of goodwill at DCP Midstream and lower gains associated with the issuance of partnership units by DCP Partners, partially offset by asset growth, improved operating efficiencies and other initiatives.

In the first nine months of 2015, we had $1.9 billion of capital and investment expenditures. We currently project $3.5 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $2.8 billion.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and equity securities. As of September 30, 2015, our revolving credit facilities included Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 400 million Canadian dollar facility and Union Gas’ 500 million Canadian dollar facility. These facilities are used principally as back-stops for commercial paper programs.
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Operating revenues	$1,103	$1,207	$3,918	$4,303
Operating expenses	714	825	2,582	2,944
Operating income	389	382	1,336	1,359
Other income and expenses	79	115	(44)	376
Interest expense	155	167	480	521
Earnings before income taxes	313	330	812	1,214
Income tax expense	70	76	164	305
Net income	243	254	648	909
Net income—noncontrolling interests	69	53	189	143
Net income—controlling interests	$174	$201	$459	$766

Three Months Ended September 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $104 million, or 9%, decrease was driven by:

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing,

•
lower sales volumes of residual natural gas and lower NGL prices and sales volumes, partially offset by an increase from settlement gains associated with the risk management program at the Empress operations at Western Canada Transmission & Processing and

•	lower natural gas prices passed through to customers at Distribution, partially offset by

•
revenues from expansion projects primarily on Texas Eastern, increase in recoveries of electric power and other costs passed through to customers and higher crude oil transportation revenues, as a result of higher tariff rates and higher volumes mainly on the Express pipeline, all at Spectra Energy Partners.

Operating Expenses. The $111 million, or 13%, decrease was driven by:

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing,

•	decreased volumes of natural gas purchases for extraction and make-up and lower costs of sales at the Empress operations at Western Canada Transmission & Processing and

•	lower natural gas prices passed through to customers at Distribution, partially offset by

•	higher operating costs primarily due to increased electric power and other costs passed through to gas transmission customers at Spectra Energy Partners.
Other Income and Expenses. The $36 million, or 31%, decrease was primarily attributable to lower equity earnings from Field Services mainly due to lower commodity prices, net of favorable results from third-party mark-to-market derivative instruments and NGL trading and marketing, an increase in gains related to the sale of an asset and gathering system, increased gathering and processing margins as a result of asset growth and cost savings initiatives. These decreases were partially offset by higher allowance for funds used during construction (AFUDC) resulting from higher capital spending and higher equity earnings from DCP Sand Hills Pipeline, LLC (Sand Hills) as a result of higher volumes and the fourth quarter 2014 dropdown of an additional 24.95% interest in Southeast Supply Header, LLC (SESH) at Spectra Energy Partners.
Interest Expense. The $12 million, or 7%, decrease was mainly due to a weaker Canadian dollar, partially offset by higher average long-term debt balances.
Income Tax Expense. The $6 million decrease was primarily attributable to lower earnings.
The effective tax rate for income from continuing operations was 22% for the three months ended September 30, 2015, compared to 23% for the same period in 2014.
Net Income—Noncontrolling Interests. The $16 million increase was driven primarily by higher earnings from Spectra Energy Partners.
Nine Months Ended September 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $385 million, or 9%, decrease was driven by:

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing,

•
lower NGL prices and sales volumes, lower sales volumes of residual natural gas, net of an increase from settlement gains associated with the risk management program at the Empress operations at Western Canada Transmission & Processing and

•
lower customer usage due to warmer weather and the first quarter 2014 results including regulatory decisions from the OEB that, in aggregate, provided a benefit, net of growth in the number of customers at Distribution, partially offset by

•
revenues from expansion projects primarily on Texas Eastern and East Tennessee Natural Gas, LLC (East Tennessee), higher crude oil transportation revenues as a result of higher volumes and higher tariff rates mainly on the Express pipeline and an increase in recoveries of electric power and other costs passed through to gas transmission customers, net of lower processing revenues due to lower prices at Spectra Energy Partners.

Operating Expenses. The $362 million, or 12%, decrease was driven by:

•
decreased volumes of natural gas purchases for extraction and make-up and lower costs of sales, net of a non-cash charge to reduce the value of propane inventory to net realizable value at June 30 and September 30, 2015 both at the Empress operations, partially offset by overhead reduction costs at Western Canada Transmission & Processing

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing and

•	lower volumes of natural gas sold due to warmer weather, net of growth in the number of customers at Distribution, partially offset by

•
increased electric power and other costs passed through to gas transmission customers and a non-cash impairment charge on Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering), net of lower ad valorem tax accruals at Spectra Energy Partners.

Other Income and Expenses. The $420 million, or 112%, decrease was attributable to lower equity earnings from Field Services mainly due to decreased commodity prices, a partial impairment of goodwill at DCP Midstream and lower gains associated with the issuance of partnership units by DCP Partners, net of increased gathering and processing margins as a result of asset growth, favorable results from third-party mark-to-market derivative instruments, a net increase in gains related to the sale of assets and improved operating efficiencies. These decreases were partially offset by higher AFUDC resulting from higher capital spending and higher equity earnings from Sand Hills as a result of higher volumes and the fourth quarter 2014 dropdown of an additional 24.95% interest in SESH at Spectra Energy Partners.
Interest Expense. The $41 million, or 8%, decrease was mainly due to a weaker Canadian dollar, partially offset by higher average long-term debt balances.
Income Tax Expense. The $141 million decrease was primarily due to the $74 million tax impact of the loss on investment due to the partial impairment of goodwill at DCP Midstream, lower earnings and the effect of a weaker Canadian dollar.
The effective tax rate for income from continuing operations was 20% for the nine months ended September 30, 2015, compared to 25% for the same period in 2014.
Net Income—Noncontrolling Interests. The $46 million increase was driven primarily by higher earnings from Spectra Energy Partners.
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

Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Spectra Energy Partners	$488	$422	$1,421	$1,225
Distribution	70	82	360	420
Western Canada Transmission & Processing	117	156	382	504
Field Services	(3)	51	(253)	235
Total reportable segment EBITDA	672	711	1,910	2,384
Other	(12)	(19)	(39)	(60)
Total reportable segment and other EBITDA	$660	$692	$1,871	$2,324
Depreciation and amortization	188	201	574	600
Interest expense	155	167	480	521
Interest income and other (a)	(4)	6	(5)	11
Earnings before income taxes	$313	$330	$812	$1,214
___________

(a)	Includes foreign currency transaction gains and losses related to segment EBITDA.
The amounts discussed below include intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.
Spectra Energy Partners

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$612	$558	$54	$1,821	$1,670	$151
Operating expenses
Operating, maintenance and other	207	190	17	606	568	38
Other income and expenses	83	54	29	206	123	83
EBITDA	$488	$422	$66	$1,421	$1,225	$196
Express pipeline revenue receipts, MBbl/d (a)	234	221	13	239	217	22
Platte PADD II deliveries, MBbl/d	167	169	(2)	169	170	(1)
___________

(a)	Thousand barrels per day.

Three Months Ended September 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $54 million increase was driven by:

•	a $34 million increase due to expansion projects, primarily on Texas Eastern,

•	a $16 million increase in crude oil transportation revenues, mainly as a result of higher tariff rates and higher volumes on the Express pipeline and

•	a $15 million increase in recoveries of electric power and other costs passed through to gas transmission customers, partially offset by

•	an $11 million decrease in processing revenues primarily due to lower prices, net of volume variance.

Operating, Maintenance and Other. The $17 million increase was primarily driven by an increase in electric power and other costs passed through to gas transmission customers.
Other Income and Expenses. The $29 million increase was primarily due to higher AFUDC resulting from higher capital spending and higher equity earnings from Sand Hills as a result of higher volumes and the fourth quarter 2014 dropdown of an additional 24.95% interest in SESH.
Nine Months Ended September 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $151 million increase was driven by:

•	a $99 million increase due to expansion projects, primarily on Texas Eastern and East Tennessee,

•	a $48 million increase in crude oil transportation revenues as a result of higher volumes and increased tariff rates mainly on the Express pipeline and

•	a $46 million increase in recoveries of electric power and other costs passed through to gas transmission customers, partially offset by

•	an $18 million decrease in processing revenues primarily due to lower prices,

•
a $9 million decrease in natural gas transportation revenues mainly from firm margin and interruptible transportation on Texas Eastern and other revenue on East Tennessee, net of higher firm transportation on Algonquin Gas Transmission, L.L.C. and

•	a $7 million decrease in inventory settlement revenues due to sales of excess tank oil in 2014 and lower oil prices on the Express and Platte pipelines.
Operating, Maintenance and Other. The $38 million increase was driven by:

•	a $46 million increase in electric power and other costs passed through to gas transmission customers,

•	a $9 million increase due to the non-cash impairment charge on Ozark Gas Gathering and

•	a $6 million increase primarily in power costs due to higher usage in 2015 net of lower rates on the Express pipeline, partially offset by

•	a $15 million decrease due to lower ad valorem tax accruals,

•	a $7 million decrease in employee benefit costs and

•	a $6 million decrease from project developments expenses in 2014.
Other Income and Expenses. The $83 million increase was primarily due to higher AFUDC resulting from higher capital spending and higher equity earnings from Sand Hills as a result of higher volumes and the fourth quarter 2014 dropdown of an additional 24.95% interest in SESH.
Distribution

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$209	$260	$(51)	$1,161	$1,338	$(177)
Operating expenses
Natural gas purchased	53	78	(25)	539	618	(79)
Operating, maintenance and other	86	100	(14)	262	299	(37)
Other income and expenses	—	—	—	—	(1)	1
EBITDA	$70	$82	$(12)	$360	$420	$(60)
Number of customers, thousands				1,429	1,410	19
Heating degree days, Fahrenheit	245	354	(109)	5,370	5,584	(214)
Pipeline throughput, TBtu (a)	134	121	13	594	536	58
Canadian dollar exchange rate, average	1.31	1.09	0.22	1.26	1.09	0.17
___________

(a)	Trillion British thermal units.

Three Months Ended September 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $51 million decrease was driven by:

•	a $42 million decrease resulting from a weaker Canadian dollar and

•
a $13 million decrease from lower natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month New York Mercantile Exchange (NYMEX) forecast.

Natural Gas Purchased. The $25 million decrease was driven by:

•	a $13 million decrease from lower natural gas prices passed through to customers and

•	an $11 million decrease resulting from a weaker Canadian dollar.
Operating, Maintenance and Other. The $14 million decrease was primarily due to the weaker Canadian dollar.
Nine Months Ended September 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $177 million decrease was driven by:

•	a $160 million decrease resulting from a weaker Canadian dollar,

•	a $38 million decrease in residential customer usage of natural gas partially due to weather that was warmer than in 2014 and

•
a $10 million decrease, net of 2012 earnings sharing, primarily as a result of the first quarter 2014 results including regulatory decisions from the OEB that, in aggregate, provided a benefit, partially offset by

•	a $19 million increase from growth in the number of customers.
Natural Gas Purchased. The $79 million decrease was driven by:

•	a $71 million decrease resulting from a weaker Canadian dollar and

•	a $35 million decrease due to lower volumes of natural gas sold to residential customers partially due to warmer weather, partially offset by

•	an $11 million increase from growth in the number of customers.
Operating, Maintenance and Other. The $37 million decrease was primarily due to the weaker Canadian dollar.
Western Canada Transmission & Processing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$288	$417	$(129)	$962	$1,383	$(421)
Operating expenses
Natural gas and petroleum products purchased	32	87	(55)	124	352	(228)
Operating, maintenance and other	141	174	(33)	462	528	(66)
Other income and expenses	2	—	2	6	1	5
EBITDA	$117	$156	$(39)	$382	$504	$(122)
Pipeline throughput, TBtu	213	219	(6)	689	685	4
Volumes processed, TBtu	157	179	(22)	493	531	(38)
Canadian dollar exchange rate, average	1.31	1.09	0.22	1.26	1.09	0.17

Three Months Ended September 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $129 million decrease was driven by:

•	a $58 million decrease resulting from a weaker Canadian dollar,

•	a $34 million decrease due primarily to lower sales volumes of residual natural gas at the Empress operations,

•	a $23 million decrease due to lower NGL prices associated with the Empress operations and

•	an $18 million decrease in sales volumes of NGLs at the Empress operations, partially offset by

•	an $8 million increase from settlement gains associated with the risk management program implemented in 2014 at the Empress operations.
Natural Gas and Petroleum Products Purchased. The $55 million decrease was driven by:

•	a $45 million decrease due primarily to lower volumes of natural gas purchases for extraction and make-up at the Empress operations,

•	a $9 million decrease primarily as a result of lower costs of sales at the Empress facility and

•	a $7 million decrease resulting from a weaker Canadian dollar, partially offset by

•	a $4 million non-cash charge to reduce the value of propane inventory at the Empress operations to net realizable value at September 30, 2015.
Operating, Maintenance and Other. The $33 million decrease was primarily driven by a weaker Canadian dollar.
Nine Months Ended September 30, 2015 Compared to Same Period in 2014
Operating Revenues. The $421 million decrease was driven by:

•	a $143 million decrease resulting from a weaker Canadian dollar,

•	a $128 million decrease due to lower NGL prices associated with the Empress operations,

•	a $124 million decrease due primarily to lower sales volumes of residual natural gas at the Empress operations,

•	a $51 million decrease in sales volumes of NGLs at the Empress operations,

•	an $18 million decrease in transmission revenues due to lower interruptible transmission revenues and lower tolls charged to customers at M&N Canada and

•	a $16 million decrease arising from non-cash mark-to-market losses associated with the risk management program at the Empress operations, partially offset by

•	a $47 million increase from settlement gains associated with the risk management program at the Empress operations and

•	an $8 million increase in gathering and processing revenues due primarily to higher volumes.
Natural Gas and Petroleum Products Purchased. The $228 million decrease was driven by:

•	a $176 million decrease due primarily to lower volumes of natural gas purchases for extraction and make-up at the Empress operations,

•	a $46 million decrease primarily as a result of lower costs of sales at the Empress facility and

•	an $18 million decrease resulting from a weaker Canadian dollar, partially offset by

•	a $9 million non-cash charge to reduce the value of propane inventory at the Empress operations to net realizable value at September 30, 2015.
Operating, Maintenance and Other. The $66 million decrease was driven by:

•	a $68 million decrease resulting from a weaker Canadian dollar and

•	a $6 million decrease in plant turnaround costs, partially offset by

•	an $11 million increase due to overhead reduction costs.

Field Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions, except where noted)
Earnings (loss) from equity investments	$(3)	$51	$(54)	$(253)	$235	$(488)
EBITDA	$(3)	$51	$(54)	$(253)	$235	$(488)
Natural gas gathered and processed/transported, TBtu/d (a,b)	7.3	7.5	(0.2)	7.1	7.3	(0.2)
NGL production, MBbl/d (a)	421	471	(50)	410	456	(46)
Average natural gas price per MMBtu (c,d)	$2.77	$4.06	$(1.29)	$2.80	$4.55	$(1.75)
Average NGL price per gallon (e)	$0.42	$0.90	$(0.48)	$0.46	$0.96	$(0.50)
Average crude oil price per barrel (f)	$46.43	$97.24	$(50.81)	$51.00	$99.64	$(48.64)
___________

(a)	Reflects 100% of volumes.

(b)	Trillion British thermal units per day.

(c)	Average price based on NYMEX Henry Hub.

(d)	Million British thermal units.

(e)	Does not reflect results of commodity hedges.

(f)	Average price based on NYMEX calendar month.

Three Months Ended September 30, 2015 Compared to Same Period in 2014
EBITDA. Lower equity earnings of $54 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $123 million decrease from commodity-sensitive processing arrangements, due to decreased NGL, crude oil and natural gas prices, partially offset by

•
a $31 million increase due to DCP Partners' favorable results from third-party mark-to-market on derivative instruments used to mitigate a portion of its expected commodity cash flow risk and favorable results from natural gas and NGL trading and marketing, including growth from ownership interests in NGL pipelines, largely due to the ramp-up and expansion on Sand Hills,

•	a $30 million increase in gains related to the sale of a non-core gas processing plant and gathering system and

•	an $11 million increase in gathering and processing margins as a result of asset growth, partially offset by volume declines in certain geographic regions.
Nine Months Ended September 30, 2015 Compared to Same Period in 2014
EBITDA. Lower equity earnings of $488 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $371 million decrease from commodity-sensitive processing arrangements, due to decreased NGL, crude oil and natural gas prices,

•	a $188 million decrease primarily as a result of a partial impairment of goodwill. This impairment was due to the significant downturn in commodity prices in recent quarters and

•	a $66 million decrease in gains associated with the issuance of partnership units by DCP Partners in 2015 compared to 2014, partially offset by

•	a $58 million increase in gathering and processing margins as a result of asset growth, partially offset by volume declines in certain geographic regions,

•
a $43 million increase as a result of DCP Partners’ favorable results from third-party mark-to-market on derivative instruments used to mitigate a portion of its expected commodity cash flow risk and favorable results from ownership interests in NGL pipelines, largely due to the ramp-up and expansion on Sand Hills,

•
a $25 million increase as a result of gains related to the sale of a non-core gas processing plant and gathering system and its interest in Dover-Hennessey, and the prior year loss on the interest in Main Pass Oil and Gathering Company, partially offset by a loss related to the sale of its interest in the Benedum processing plant and gathering system in 2015 and

•	a $22 million increase primarily attributable to lower operating expenses as a result of cost savings initiatives in operations.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
	(in millions)
Operating revenues	$19	$17	$2	$54	$54	$—
Operating expenses
Operating, maintenance and other	32	39	(7)	94	120	(26)
Other income and expenses	1	3	(2)	1	6	(5)
EBITDA	$(12)	$(19)	$7	$(39)	$(60)	$21

Three and Nine Months Ended September 30, 2015 Compared to Same Periods in 2014
EBITDA. Both the $7 million and $21 million increases, respectively, reflect lower employee benefit costs.
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

We performed either a quantitative assessment or a qualitative assessment for all of our reporting units to determine whether it is more likely than not that the respective fair values of these reporting units are less than their carrying amounts, including goodwill, as of April 1, 2015 (our annual testing date). Based on the results of our annual goodwill impairment testing, no indicators of impairment were noted and the fair values of the reporting units that we assessed at April 1, 2015 were substantially in excess of their respective carrying values, except for BC Field Services.

Our BC Field Services business is comprised of gathering and processing assets that, while fee based, can see volumetric impacts over the long-term due to changes in commodity prices, specifically natural gas prices. Upon completion of our testing, it was determined that BC Field Services reporting unit’s fair value exceeded its carrying value by 9%. The BC Field Services reporting unit has been assigned $292 million of our total goodwill. In our quantitative assessments, our cash flow forecasts were updated to reflect the impact of the announced overhead reductions at Western Canada Transmission & Processing.

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

Due to the significant downturn in commodity prices, DCP Midstream performed a goodwill impairment test which was finalized in the third quarter of 2015. The impairment test was based on an internal discounted cash flow model taking into account various observable and non-observable factors, such as prices, volumes, expenses and discount rate. The impairment test resulted in DCP Midstream’s recognition of a $460 million goodwill impairment, which reduced our equity earnings from DCP Midstream by $123 million after-tax for the nine month period ending September 30, 2015.

Due to the impairment of goodwill recognized by DCP Midstream, we assessed our equity investment in DCP Midstream and determined that no indicators of impairment were noted.

No triggering events have occurred with our reporting units since the April 1, 2015 test that would warrant re-testing for goodwill impairment.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2015, we had negative working capital of $1,568 million. This balance includes a payable to an unconsolidated affiliate of $396 million, commercial paper liabilities totaling $577 million and current maturities of long-term debt of $766 million. We will rely upon cash flows from operations and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. SEP is expected to be self-funding through its cash flows from operations, use of its revolving credit facility and its access to capital markets. We receive cash distributions from SEP in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights.
As of September 30, 2015, our revolving credit facilities included Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 400 million Canadian dollar facility and Union Gas’ 500 million Canadian dollar facility, with available capacity of $2.0 billion under SEP’s credit facility and $1.1 billion under our other subsidiaries’ credit facilities. These facilities are used principally as back-stops for commercial paper programs. At Spectra Capital, SEP and Westcoast, we primarily use commercial paper for temporary funding of capital expenditures. At Union Gas, we primarily use commercial paper to support short-term working capital fluctuations. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 11 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):	(in millions)
Operating activities	$1,823	$1,546
Investing activities	(1,503)	(1,421)
Financing activities	(191)	(102)
Effect of exchange rate changes on cash	(6)	(3)
Net increase in cash and cash equivalents	123	20
Cash and cash equivalents at beginning of the period	215	201
Cash and cash equivalents at end of the period	$338	$221

Operating Cash Flows
Net cash provided by operating activities increased $277 million to $1,823 million in the nine months ended September 30, 2015 compared to the same period in 2014, driven mostly by changes in working capital, partially offset by lower earnings.

Investing Cash Flows
Net cash used in investing activities increased $82 million to $1,503 million in the nine months ended September 30, 2015 compared to the same period in 2014. This change was driven by:

•	a $250 million net increase in capital and investment expenditures, partially offset by

•
a $396 million distribution received from Gulfstream with proceeds from a Gulfstream debt offering in 2015 compared to a $200 million distribution from SESH with proceeds from a SESH debt offering in 2014.

	Nine Months Ended September 30,
	2015	2014
Capital and Investment Expenditures	(in millions)
Spectra Energy Partners	$1,252	$889
Distribution	374	261
Western Canada Transmission & Processing	241	385
Total reportable segments	1,867	1,535
Other	41	123
Total consolidated	$1,908	$1,658
Capital and investment expenditures for the nine months ended September 30, 2015 consisted of $1,433 million for expansion projects and $475 million for maintenance.
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
Financing Cash Flows and Liquidity
Net cash used in financing activities increased $89 million to $191 million for the nine months ended September 30, 2015 compared to the same period in 2014. This change was driven by:

•	commercial paper redemptions of $984 million in 2015, compared to commercial paper issuances of $393 million in 2014, partially offset by

•	$1,179 million of net proceeds from long-term debt in 2015, compared to net repayments of long-term debt of $117 million in 2014.
On September 17, 2015, Union Gas issued 200 million Canadian dollars (approximately $152 million as of the issuance date) of 3.19% unsecured notes due 2025 and 250 million Canadian dollars (approximately $190 million as of the issuance date) of 4.20% unsecured notes due 2044. Net proceeds from the offerings were used to repay a portion of short-term debt, to fund capital expenditures and for general corporate purposes.
On March 12, 2015, SEP issued $500 million of 3.50% unsecured notes due 2025 and $500 million of 4.50% unsecured notes due 2045. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general corporate purposes.
During the nine months ended September 30, 2015, SEP issued 7.3 million common units to the public under its at-the-market program and approximately 149,000 general partner units to Spectra Energy. Total net proceeds to SEP were $358 million (net proceeds to Spectra Energy were $351 million). The net proceeds were used for SEP’s general partnership purposes, which may have included debt repayments, capital expenditures and/or additions to working capital. In 2015, SEP has issued 9.6 million common units to the public and 197,000 general partner units to Spectra Energy, for total net proceeds to SEP of $458 million (net proceeds to Spectra Energy were $449 million).

Available Credit Facilities and Restrictive Debt Covenants. See Note 11 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants.
The terms of our Spectra Capital credit agreement and term loan require our consolidated debt-to-total-capitalization ratio, as defined in the agreements, to be 65% or lower. Per the terms of the agreements, collateralized debt is excluded from the calculation of the ratio. As of September 30, 2015, this ratio was 58%. Our equity and, as a result, this ratio, is sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations. Based on the strength of our total capitalization as of September 30, 2015, however, it is not likely that a material adverse effect would occur as a result of a weakened Canadian dollar.
Dividends. Our near-term objective is to increase our cash dividend by $0.14 per share, per year, through 2017. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. We declared a quarterly cash dividend of $0.37 per common share on October 8, 2015 payable on December 8, 2015 to shareholders at close of business on November 13, 2015.
Other Financing Matters. Spectra Energy Corp and Spectra Capital have an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of various equity and debt securities. SEP has an effective shelf registration statement on file with the SEC to register the issuance of unspecified amounts of limited partner common units. SEP also has $184 million available as of September 30, 2015 for the issuance of limited partner common units under another effective shelf registration statement on file with the SEC related to its at-the-market program. Westcoast and Union Gas have an aggregate 2.1 billion Canadian dollars (approximately $1.5 billion) available as of September 30, 2015 for the issuance of debt securities in the Canadian market under debt shelf prospectuses.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2015 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

SPECTRA ENERGY CORP

Date: November 5, 2015	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer

Date: November 5, 2015	/s/ J. Patrick Reddy
J. Patrick Reddy
Chief Financial Officer