Form 10-K
period 2015-12-31
Spectra Energy Corp.
filed 2016-02-25
CIK 1373835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No ☒
Estimated aggregate market value of the common equity held by nonaffiliates of the registrant June 30, 2015: $22,000,000,000
Number of shares of Common Stock, $0.001 par value, outstanding at January 31, 2016: 671,500,270
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2016 Annual Meeting of Shareholders are incorporated by reference in Part III.

SPECTRA ENERGY CORP
FORM 10-K FOR THE YEAR ENDED
DECEMBER 31, 2015

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

•
growth in opportunities, including the timing and success of efforts to develop United States and Canadian pipeline, storage, gathering, processing and other related infrastructure projects and the effects of competition;

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
General

CALGARY
CHATHAM
HOUSTON
Corporate headquarters
Major office
Natural gas pipeline
Natural gas storage
Processing plant
NGL plant/pipeline
NGL storage
LNG plant/storage
Crude oil pipeline
Major crude oil storage
Major crude oil pipeline terminal
Union Gas distribution service area
DCP pipeline
DCP propane terminal

Spectra Energy, through its subsidiaries and equity affiliates, owns and operates a large and diversified portfolio of complementary natural gas-related energy assets and is one of North America’s leading natural gas infrastructure companies. We also own and operate a crude oil pipeline system that connects Canadian and United States (U.S.) producers to refineries in the U.S. Rocky Mountain and Midwest regions. For over a century, we and our predecessor companies have developed critically important pipelines and related energy infrastructure connecting natural gas supply sources to premium markets. We currently operate in three key areas of the natural gas industry: gathering and processing, transmission and storage, and distribution. We provide transmission and storage of natural gas to customers in various regions of the northeastern and southeastern U.S., the Maritime provinces in Canada, the Pacific Northwest in the U.S. and Canada, and in the province of Ontario, Canada. We also provide natural gas sales and distribution services to retail customers in Ontario, and natural gas gathering and processing services to customers in western Canada. We also own a 50% interest in DCP Midstream, LLC (DCP Midstream), based in Denver, Colorado, one of the leading natural gas gatherers in the U.S., and one of the largest U.S. producers and marketers of natural gas liquids (NGLs). Our internet website is http://www.spectraenergy.com.
Our natural gas pipeline systems consist of approximately 21,000 miles of transmission pipelines. Our storage facilities provide approximately 300 billion cubic feet (Bcf) of net storage capacity in the U.S. and Canada. Our crude oil pipeline system, Express-Platte, consists of over 1,700 miles of transmission pipeline comprised of the Express pipeline and the Platte pipeline systems.

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
SPECTRA ENERGY PARTNERS
We currently own a 78% equity interest in SEP, a natural gas, crude oil and NGL infrastructure master limited partnership, which owns 100% of Texas Eastern Transmission, LP (Texas Eastern), 100% of Algonquin Gas Transmission, LLC (Algonquin), 100% of East Tennessee Natural Gas, LLC (East Tennessee), 100% of Express-Platte, 100% of Saltville Gas Storage Company L.L.C. (Saltville), 100% of Ozark Gas Gathering, L.L.C. (Ozark Gas Gathering) and Ozark Gas Transmission, L.L.C. (Ozark Gas Transmission), 100% of Big Sandy Pipeline, LLC (Big Sandy), 100% of Market Hub Partners Holding (Market Hub), 100% of Bobcat Gas Storage (Bobcat), 78% of Maritimes & Northeast Pipeline, L.L.C. (M&N U.S.), 50% of Southeast Supply Header, LLC (SESH), 50% of Steckman Ridge, LP (Steckman Ridge) and 50% of Gulfstream Natural Gas System, L.L.C. (Gulfstream).
On October 30, 2015, Spectra Energy acquired SEP's 33.3% ownership interests in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills). See Part II. Item 8. Financial Statements and Supplementary Data, Notes 2 and 3 of Notes to Consolidated Financial Statements for further discussion.
SEP is a publicly traded entity which trades on the New York Stock Exchange (NYSE) under the symbol “SEP.” See Part II. Item 8. Financial Statements and Supplementary Data, Note 2 of Notes to Consolidated Financial Statements for further discussion of SEP.
Our Spectra Energy Partners business primarily provides transmission, storage and gathering of natural gas, as well as the transportation and storage of crude oil through interstate pipeline systems for customers in various regions of the midwestern, northeastern and southern U.S. and Canada. Its pipeline systems consist of approximately 15,400 miles of transmission and transportation pipelines. The pipeline systems in our Spectra Energy Partners business receive natural gas and crude oil from major North American producing regions for delivery to their respective markets. A majority of contracted transportation volumes are under long-term firm service agreements, where customers reserve capacity in the pipeline. Interruptible services, where customers can use capacity if it is available at the time of the request, are provided on a short-term or seasonal basis. Demand on the natural gas pipeline and storage systems is seasonal, with the highest throughput occurring during colder periods in the first and fourth quarters, and storage injections occurring primarily during the summer periods.
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

Texas Eastern

Maritimes &
Northeast
Algonquin
Leidy
NEW YORK
Oakford
Platte
Steckman Ridge
Accident
Texas Eastern
Big Sandy
NASHVILLE
Saltville
Ozark
East
Tennessee
Southeast
Supply Header
Transmission
Storage
HOUSTON
Bobcat
Gulfstream
Market Hub

We have an effective 78% ownership interest in Texas Eastern through our ownership of SEP. The Texas Eastern natural gas transmission system extends approximately 1,700 miles from producing fields in the Gulf Coast region of Texas and Louisiana to Ohio, Pennsylvania, New Jersey and New York. It consists of two parallel systems, the first of which has one to four large-diameter parallel pipelines and the other with one to three large-diameter pipelines. Texas Eastern’s onshore system consists of approximately 8,700 miles of pipeline and associated compressor stations (facilities that increase the pressure of gas to facilitate its pipeline transmission). Texas Eastern also owns and operates two offshore Louisiana pipeline systems, which extend approximately 100 miles into the Gulf of Mexico and include approximately 400 miles of pipeline. Texas Eastern has two storage facilities in Pennsylvania held through joint ventures and one 100%-owned and operated storage facility in Maryland. Texas Eastern’s total working joint venture capacity in these three facilities is 74 Bcf. In addition, Texas Eastern’s system is connected to Steckman Ridge, a 12 Bcf joint venture storage facility in Pennsylvania, and three affiliated storage facilities in Texas and Louisiana, aggregating 77 Bcf, owned by Market Hub and Bobcat.

Algonquin

Maritimes &
Northeast
NH
BOSTON
NY
MA
RI
HARTFORD
CT
Algonquin
PA
NJ
NEW YORK
Texas Eastern

We have an effective 78% ownership interest in Algonquin through our ownership of SEP. The Algonquin natural gas transmission system connects with Texas Eastern’s facilities in New Jersey and extends approximately 250 miles through New Jersey, New York, Connecticut, Rhode Island and Massachusetts where it connects to the Maritimes & Northeast Pipeline. The system consists of approximately 1,130 miles of pipeline with associated compressor stations.

East Tennessee

We have an effective 78% ownership interest in East Tennessee through our ownership of SEP. East Tennessee’s natural gas transmission system crosses Texas Eastern’s system at two locations in Tennessee and consists of two mainline systems totaling approximately 1,500 miles of pipeline in Tennessee, Georgia, North Carolina and Virginia, with associated compressor stations. East Tennessee has a liquefied natural gas (LNG), natural gas that has been converted to liquid form, storage facility in Tennessee with a total working capacity of 1 Bcf. East Tennessee also connects to the Saltville storage facilities in Virginia that have a working gas capacity of approximately 5 Bcf.

Maritimes & Northeast Pipeline

NB
M&N Canada
ME
NS
BANGOR
Maritimes &
Northeast Pipeline
(M&N U.S.)
NH
MA
BOSTON
Algonquin

We have an effective 60% ownership interest in M&N U.S. through our ownership of SEP. M&N U.S. is owned 78% directly by SEP, with affiliates of Emera, Inc. and Exxon Mobil Corporation directly owning the remaining 13% and 9% interests, respectively. M&N U.S. is an approximately 350-mile mainline interstate natural gas transmission system which extends from the border of Canada near Baileyville, Maine to northeastern Massachusetts. M&N U.S. is connected to the Canadian portion of the Maritimes & Northeast Pipeline system, Maritimes & Northeast Pipeline Limited Partnership (M&N Canada), which is owned 78% by us as part of our Western Canada Transmission & Processing segment. M&N U.S. facilities include compressor stations, with a market delivery capability of approximately 0.8 billion cubic feet per day (Bcf/d) of natural gas. The pipeline’s location and key interconnects with our transmission system link regional natural gas supplies to the northeast U.S. markets.

Ozark

We have an effective 78% ownership interest in Ozark Gas Transmission and Ozark Gas Gathering through our ownership of SEP. Ozark Gas Transmission consists of an approximately 365-mile natural gas transmission system extending from southeastern Oklahoma through Arkansas to southeastern Missouri. Ozark Gas Gathering consists of an approximately 330-mile natural gas gathering system, with associated compressor stations, that primarily serves Arkoma basin producers in eastern Oklahoma.

Big Sandy

Texas Eastern
OH
Tennessee Gas Pipeline
WV
Big Sandy
KY

We have an effective 78% ownership interest in Big Sandy through our ownership of SEP. Big Sandy is an approximately 70-mile natural gas transmission system, with associated compressor stations, located in eastern Kentucky. Big Sandy’s interconnection with the Tennessee Gas Pipeline system links the Huron Shale and Appalachian Basin natural gas supplies to the mid-Atlantic and northeast markets.

Gulfstream

Southeast
Supply Header
AL
MS
CODEN
FL
ORLANDO
TAMPA
Gulfstream

We have an effective 39% investment in Gulfstream through our ownership of SEP. Gulfstream is an approximately 745-mile interstate natural gas transmission system, with associated compressor stations, operated jointly by us and The Williams Companies, Inc. (Williams). Gulfstream transports natural gas from Mississippi, Alabama, Louisiana and Texas, crossing the Gulf of Mexico to markets in central and southern Florida. Gulfstream is owned 50% directly by SEP and 50% by affiliates of Williams. Our investment in Gulfstream is accounted for under the equity method of accounting.

Express-Platte

Hardisty
SK
CALGARY
AB
Western Canada NGL
MT
Express
WY
Casper
NE
Platte
IL
Texas Eastern
MO
Wood River
KS
Major crude oil storage
Major crude oil pipeline terminal

We have an effective 78% ownership interest in Express-Platte, acquired in 2013, through our ownership of SEP. The Express-Platte pipeline system, an approximately 1,700-mile crude oil transportation system, which begins in Hardisty, Alberta, and terminates in Wood River, Illinois, is comprised of both the Express and Platte crude oil pipelines. The Express pipeline carries crude oil to U.S. refining markets in the Rockies area, including Montana, Wyoming, Colorado and Utah. The Platte pipeline, which interconnects with the Express pipeline in Casper, Wyoming, transports crude oil predominantly from the Bakken shale and western Canada to refineries in the Midwest.

SESH

Perryville Hub
MS
Southeast
Supply Header
AL
Texas Eastern
LA
Bobcat
Storage
CODEN
Gulfstream

We have an effective 39% total investment in SESH through our ownership of SEP, an approximately 290-mile natural gas transmission system, with associated compressor stations, operated jointly by Spectra Energy and CenterPoint Energy Southeastern Pipelines Holding, LLC. SESH extends from the Perryville Hub in northeastern Louisiana where the emerging shale gas production of eastern Texas, northern Louisiana and Arkansas, along with conventional production, is reached from five major interconnections. SESH extends to Alabama, interconnecting with 14 major north-south pipelines and three high-deliverability storage facilities. SESH is owned 50% directly by SEP and 50% by Enable Midstream Partners, LP. Our investment in SESH is accounted for under the equity method of accounting.

Market Hub
We have an effective 78% ownership interest in Market Hub through our ownership of SEP. Market Hub owns and operates two natural gas storage facilities, Moss Bluff and Egan, with a total storage capacity of approximately 47 Bcf. The Moss Bluff facility consists of four salt dome storage caverns located in southeast Texas, with access to five pipeline systems including the Texas Eastern system. The Egan facility consists of four salt dome storage caverns located in south central Louisiana, with access to ten pipeline systems, including the Texas Eastern system.
Saltville
We have an effective 78% ownership interest in Saltville through our ownership of SEP. Saltville owns and operates natural gas storage facilities in Virginia with a total storage capacity of approximately 5 Bcf, interconnecting with East Tennessee’s system. This salt cavern facility offers high-deliverability capabilities and is strategically located near markets in Tennessee, Virginia and North Carolina.
Bobcat
We have an effective 78% ownership interest in Bobcat through our ownership of SEP. Bobcat, an approximately 30 Bcf salt dome facility, is strategically located on the Gulf Coast near Henry Hub, interconnecting with five major interstate pipelines, including Texas Eastern.
Steckman Ridge
We have an effective 39% investment in Steckman Ridge through our ownership of SEP. Steckman Ridge is an approximately 12 Bcf depleted reservoir storage facility located in south central Pennsylvania that interconnects with the Texas Eastern and Dominion Transmission, Inc. systems. Steckman Ridge is owned 50% directly by SEP and 50% by NJR Steckman Ridge Storage Company. Our investment in Steckman Ridge is accounted for under the equity method of accounting.
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
Customers on the Express-Platte system are primarily refineries located in the Rocky Mountain and Midwestern states of the U.S. Other customers include oil producers and marketing entities. Express capacity is typically contracted under long-term committed contracts where customers reserve capacity and pay commitment charges based on a contracted volume even if they do not ship. A small amount of Express capacity and all Platte capacity is used by uncommitted shippers who only pay for the pipeline capacity that is actually used in a given month.

DISTRIBUTION

ON
Union Gas
Service Area
OTTAWA
Union
Gas
TORONTO
Algonquin
Dawn Hub
DETROIT
CHATHAM
Texas Eastern
Service Area
Transmission
Storage

We provide distribution services in Canada through our subsidiary, Union Gas Limited (Union Gas). Union Gas is a major Canadian natural gas storage, transmission and distribution company based in Ontario with over 100 years of experience and service to customers. The distribution business serves approximately 1.4 million residential, commercial and industrial customers in more than 400 communities across northern, southwestern and eastern Ontario. Union Gas’ storage and transmission business offers storage and transmission services to customers at the Dawn Hub, the largest integrated underground storage facility in Canada and one of the largest in North America. It offers customers an important link in the movement of natural gas from western Canada and U.S. supply basins to markets in central Canada and the northeast U.S.
Union Gas’ distribution system consists of approximately 40,000 miles of main and service pipelines. Distribution pipelines carry natural gas from the point of local supply to customers. Union Gas’ underground natural gas storage facilities have a working capacity of approximately 163 Bcf in 25 underground facilities located in depleted gas fields. Its transmission system consists of approximately 3,000 miles of high-pressure pipeline and associated mainline compressor stations.
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
Union Gas provides storage services to customers outside its franchise area and new storage services under a framework established by the OEB that supports unregulated storage investments and allows Union Gas to compete with third-party storage providers on basis of price, terms of service, and flexibility and reliability of service. Existing storage services to customers within Union Gas’ franchise area, however, have continued to be provided at cost-based rates and are not subject to third-party competition.

Union Gas competes with other forms of energy available to its customers and end-users, including electricity, coal, propane and fuel oils. Factors that influence the demand for natural gas include weather, price changes, the availability of natural gas and other forms of energy, the level of business activity, conservation, legislation, governmental regulations, the ability to convert to alternative fuels and other factors.
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

WESTERN CANADA TRANSMISSION & PROCESSING
Our Western Canada Transmission & Processing business is comprised of the BC Pipeline, BC Field Services, Canadian Midstream, Empress NGL operations, and M&N Canada.
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
The BC Field Services business, which is regulated by the NEB under a “light-handed” regulatory model, consists of raw gas gathering pipelines and gas processing facilities, primarily in northeast BC. These facilities provide services to natural gas producers to remove impurities from the raw gas stream including water, carbon dioxide, hydrogen sulfide and other substances. Where required, these facilities also remove various NGLs for subsequent sale by the producers. NGLs are liquid hydrocarbons extracted during the processing of natural gas. Principal commercial NGLs include butanes, propane, natural gasoline and ethane. The BC Field Services business includes eight gas processing plants located in BC, associated field compressor stations and approximately 1,400 miles of gathering pipelines.
The Canadian Midstream business provides similar gas gathering and processing services in BC and Alberta and consists of 11 natural gas processing plants and approximately 800 miles of gathering pipelines. This business is primarily regulated by the province where the assets are located, either BC or Alberta.
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
We own approximately 78% of M&N Canada, with affiliates of Emera, Inc. and Exxon Mobil Corporation directly owning the remaining 13% and 9% interests, respectively. M&N Canada is an approximately 550-mile mainline interprovincial natural gas transmission system which extends from Goldboro, Nova Scotia to the U.S. border near Baileyville, Maine. M&N Canada is connected to the U.S. portion of the Maritimes & Northeast Pipeline system, M&N U.S., which is directly owned by SEP (part of our Spectra Energy Partners segment) and affiliates of Emera, Inc. and Exxon Mobil Corporation. M&N Canada facilities include associated compressor stations and have a market delivery capability of approximately 0.6 Bcf/d of natural gas. The pipeline’s location and key interconnects with Spectra Energy’s transmission system link regional natural gas supplies to the northeast U.S. and Atlantic Canadian markets.

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
In addition to the fee-for-service pipeline and gathering and processing businesses, we compete with other NGL extraction facilities at Empress, Alberta for the right to extract and purchase NGLs from natural gas shippers on the Nova Gas Transmission Ltd. (Nova/TransCanada) pipeline system. To extract and acquire NGLs, we must be competitive in the prices or fees we pay to gas shippers and suppliers. We also compete with other NGL marketers in the various product sales markets we serve.
Customers & Contracts
BC Pipeline provides: (i) transmission services from the outlet of natural gas processing plants primarily in northeast BC to LDCs, end-use industrial and commercial customers, marketers, and exploration and production companies requiring transmission services to the nearest natural gas trading hub; and (ii) transmission services primarily to downstream markets in the Pacific Northwest (both in the U.S. and Canada) using the southern portion of the transmission pipeline and markets in Alberta through pipeline interconnects in northern BC with Nova/TransCanada. The majority of transportation services are provided under firm agreements, which provide for fixed reservation charges that are paid monthly regardless of actual volumes transported on the pipeline, plus a small variable component that is based on volumes transported to recover variable costs. BC Pipeline also provides interruptible transmission services where customers can use capacity if it is available at the time of request. Payments under these services are based on volumes transported.
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
The NGL extraction operation at Empress, Alberta is jointly owned with a partner and has capacity to produce approximately 63,000 barrels of NGLs per day (Bbls/d) (our share is approximately 58,000 Bbls/d at full capacity). At Empress, we extract and purchase NGLs from natural gas shippers on the Nova/TransCanada pipeline system. In addition to paying shippers a negotiated extraction fee, we keep the shipper whole by returning an equivalent amount of natural gas for the NGLs that were extracted. We further compete with other NGL extraction facilities to purchase and ship natural gas to our extraction and separation plant at Empress where we extract NGLs before selling the residue natural gas. After NGLs are extracted, we fractionate the NGLs into ethane, propane, butanes and condensate, and sell these products into the marketplace. All ethane is sold to Alberta-based petrochemical companies. In addition to paying for natural gas shrinkage, the ethane buyers pay us a negotiated cost-of-service price or a negotiated fixed price. We sell the remaining products—propane, butane and condensate—at market prices. The majority of propane is sold to propane retailers. Butane is sold mainly into the motor gasoline refinery market and condensate is sold to the crude blending and crude diluent markets. Profit margins are driven by the market prices of NGL products, extraction premiums paid to shippers, shrinkage make-up natural gas prices and other operating costs. Empress’ customers are U.S.-based and Canadian-based.
Operating results at Empress are significantly affected by changes in average NGL and natural gas prices, which have fluctuated significantly over the last several years. We continue to closely monitor the risks associated with these price changes.
We employ policies and procedures to manage Spectra Energy’s risks associated with Empress’ commodity price fluctuations, which may include the use of forward physical transactions as well as commodity derivatives. In 2014, we implemented a commodity hedging program at Empress in an effort to mitigate a large portion of commodity risk.

FIELD SERVICES

WY
CO
DENVER
KS
NM
OK
AR
TX
LA
HOUSTON
MI
AL
NY
PA
VA
VT
MA
ME
Headquarters
Office
Pipeline
Storage
Plant
Propane terminal

Field Services consists of our 50% investment in DCP Midstream, which is accounted for as an equity investment. DCP Midstream gathers, compresses, treats, processes, transports, stores and sells natural gas. In addition, this segment produces, fractionates, transports, stores and sells NGLs, recovers and sells condensate and trades and markets natural gas and NGLs. Phillips 66 owns the other 50% interest in DCP Midstream. DCP Midstream currently owns an approximate 21% interest in DCP Midstream Partners, LP (DCP Partners), a publicly traded master limited partnership which trades on the NYSE under the symbol “DPM.” As its general partner, DCP Midstream accounts for its investment in DCP Partners as a consolidated subsidiary.
On October 30, 2015, Spectra Energy contributed our 33.3% interests in Sand Hills and Southern Hills NGL pipelines to DCP Midstream. See Part II. Item 8. Financial Statements and Supplementary Data, Note 3 of Notes to Consolidated Financial Statements for further discussion of this transaction.
DCP Midstream owns or operates assets in 17 states in the U.S. DCP Midstream’s gathering systems include connections to several interstate and intrastate natural gas and NGL pipeline systems, one natural gas storage facility and one NGL storage facility. DCP Midstream operates in a diverse number of regions, including the Permian Basin, Eagle Ford, Niobrara/DJ Basin and Midcontinent. DCP Midstream owns or operates approximately 67,000 miles of gathering and transmission pipeline.
As of December 31, 2015, DCP Midstream owned or operated 64 natural gas processing plants, which separate raw natural gas that has been gathered on DCP Midstream’s and third-party systems into condensate, NGLs and residue gas.
The NGLs separated from the raw natural gas are either sold and transported as NGL raw mix or further separated through a fractionation process into their individual components (ethane, propane, butane and natural gasoline) and then sold as components. As of December 31, 2015, DCP Midstream owned or operated 12 fractionators. In addition, DCP Midstream operates a propane wholesale marketing business and a eight million barrel propane and butane storage facility in the northeastern U.S.
The residue natural gas (gas that has had associated NGLs removed) separated from the raw natural gas is sold at market-based prices to marketers and end-users, including large industrial customers and natural gas and electric utilities serving individual consumers. DCP Midstream also stores residue natural gas at its 12 Bcf Southeast Texas natural gas storage facility located near Beaumont, Texas.
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
DCP Midstream’s operating results are significantly affected by changes in average NGL, natural gas and crude oil prices, which have declined substantially. DCP Midstream closely monitors the risks associated with these price changes. See Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk for a discussion of DCP Midstream’s exposure to changes in commodity prices.
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
Customers and Contracts
DCP Midstream sells a portion of its NGLs to Phillips 66 and Chevron Phillips Chemical Company LLC (CPChem). In addition, DCP Midstream purchases NGLs from CPChem. Prior to December 31, 2014 approximately 35% of DCP Midstream’s NGL production was committed to Phillips 66 and CPChem under 15-year contracts, the primary production commitment of which began a ratable wind down period in December 2014 and expires in January 2019. Approximately 28% of DCP Midstream’s NGL production was committed to Phillips 66 and CPChem as of December 31, 2015. DCP Midstream anticipates continuing to purchase and sell commodities with Phillips 66 and CPChem, in the ordinary course of business.
The residual natural gas, primarily methane, that results from processing raw natural gas is sold at market-based prices to marketers and end-users, including large industrial companies, natural gas distribution companies and electric utilities. DCP Midstream purchases or takes custody of substantially all of its raw natural gas from producers, principally under the following types of contractual arrangements. More than 75% of the volumes of gas that are gathered and processed are under percentage-of-proceeds contracts.

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

•
Keep-whole and wellhead purchase arrangements. DCP Midstream gathers raw natural gas from producers for processing, the NGLs and condensate are sold and the residue natural gas is returned to the producer with a British thermal unit (Btu) content equivalent to the Btu content of the natural gas gathered. This arrangement keeps the producer whole to the thermal value of the natural gas received. Under the terms of a wellhead purchase contract, DCP Midstream purchases natural gas from the producer at the wellhead or defined receipt point for processing and markets the resulting NGLs and residue natural gas at market prices. Under these types of contracts, DCP Midstream is exposed to the difference between the value of the NGLs extracted from processing and the value of the Btu-equivalent of the residue natural gas, or frac spread. DCP Midstream benefits in periods when NGL prices are higher relative to natural gas prices, where that frac spread exceeds our cost.

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
We operate a North American supply chain management network with employees dedicated to this function in the U.S. and Canada. Our supply chain management group uses economies-of-scale to maximize the efficiency of supply networks where applicable. The price of equipment and materials may vary however, perhaps substantially, from year to year. DCP Midstream performs its own supply chain management function.
Regulations
Most of our U.S. gas transmission, crude oil pipeline and storage operations are regulated by the FERC. The FERC regulates natural gas transmission in U.S. interstate commerce including the establishment of rates for services. The FERC also regulates the construction of U.S. interstate natural gas pipelines and storage facilities, including the extension, enlargement and abandonment of facilities. In addition, certain operations are subject to oversight by state regulatory commissions. To the extent that the natural gas intrastate pipelines that transport or store natural gas in interstate commerce provide services under Section 311 of the Natural Gas Policy Act of 1978, they are subject to FERC regulations. The FERC may propose and implement new rules and regulations affecting interstate natural gas transmission and storage companies, which remain subject to the FERC’s jurisdiction. These initiatives may also affect certain transmission of gas by intrastate pipelines.
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
Express-Platte pipeline system rates and tariffs are subject to regulation by the NEB in Canada and the FERC in the U.S. In addition, the Platte pipeline also operates as an intrastate pipeline in Wyoming and is subject to jurisdiction by the Wyoming Public Service Commission.
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

•
The Environmental Management Act (BC), the Environmental Protection and Enhancement Act (Alberta) and the Environmental Protection Act (Ontario) are provincial laws governing various aspects, including permitting and site remediation obligations, of our facilities and operations in those provinces.

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

•
The Canadian Environmental Assessment Act, 2012 (CEAA 2012) requires the NEB to consider potential environmental effects in their decisions for designated projects. The NEB under its enabling statute also conducts environmental assessments for projects that are not specifically designated under CEEA 2012. In either case, prior to receiving an approval to construct or operate a federally-regulated pipeline or facility, the NEB must consider a series of environmental factors, in particular whether the project has the potential to have adverse environmental effects. These types of assessments occur in relation to both maintenance and capital projects.

For more information on environmental matters, including possible liability and capital costs, see Part II. Item 8. Financial Statements and Supplementary Data, Notes 5 and 19, of Notes to Consolidated Financial Statements.
Except to the extent discussed in Notes 5 and 19, compliance with international, federal, state, provincial and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business units and is not expected to have a material effect on our competitive position or consolidated results of operations, financial position or cash flows.
Geographic Regions
For a discussion of our Canadian operations and the risks associated with them, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk, and Notes 4 and 18 of Notes to Consolidated Financial Statements.
Employees
We had approximately 6,000 employees as of December 31, 2015, including approximately 3,600 employees in Canada. In addition, DCP Midstream employed approximately 3,200 employees as of such date. Approximately 1,400 of our Canadian employees are subject to collective bargaining agreements governing their employment with us. Approximately 20% of those employees are covered under agreements that either have expired or will expire by December 31, 2016.

Executive and Other Officers
The following table sets forth information regarding our executive and other officers.

Name	Age	Position
Gregory L. Ebel	51	President and Chief Executive Officer, Director
J. Patrick Reddy	63	Chief Financial Officer
Dorothy M. Ables	58	Chief Administrative Officer
Guy G. Buckley	55	Chief Development Officer
Julie A. Dill	56	Chief Communications Officer
Reginald D. Hedgebeth	48	General Counsel
William T. Yardley	51	President, U.S. Transmission and Storage
Allen C. Capps	45	Vice President and Controller
Laura Buss Sayavedra	48	Vice President and Treasurer
Gregory L. Ebel assumed his current position as President and Chief Executive Officer in January 2009. He previously served as Group Executive and Chief Financial Officer since January 2007. Mr. Ebel currently serves as the Chairman of the Board of Directors of Spectra Energy Corp and on the Board of Directors of Spectra Energy Partners GP, LLC and DCP Midstream, LLC.
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
Julie A. Dill assumed her current position as Chief Communications Officer January 2014. Ms. Dill previously served as Group Vice President-Strategy from January 2012 to December 2013, as President and Chief Executive Officer of Spectra Energy Partners, GP, LLC from January 2012 to October 2013 and as President of Union Gas Limited from December 2006 through December 2011. Ms. Dill currently serves on the Board of Directors of Spectra Energy Partners GP, LLC.
Reginald D. Hedgebeth assumed his current position as General Counsel in March 2009. He previously served as Senior Vice President, General Counsel and Secretary with Circuit City Stores, Inc. from July 2005 to March 2009.
William T. Yardley assumed his current position as President, U.S. Transmission and Storage in January 2013. Prior to then, he served as Group Vice President of Northeastern U.S. Assets and Operations since 2007. Mr. Yardley currently serves on the Board of Directors of Spectra Energy Partners GP, LLC.
Allen C. Capps assumed his current position as Vice President and Controller in January 2012. He previously served as Vice President, Business Development, Storage and Transmission, for Union Gas from April 2010. Prior to then, Mr. Capps served as Vice President and Treasurer for Spectra Energy Corp from December 2007 until April 2010.
Laura Buss Sayavedra assumed her current position as Vice President and Treasurer January 2014. Ms. Sayavedra previously served as Vice President-Strategy from March 2013 to December 2013, as Vice President and Chief Financial Officer of Spectra Energy Partners, GP, LLC from July 2008 to February 2013, and as Vice President, Strategic Development and Analysis of Spectra Energy Corp from January 2007 to June 2008.

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
Our regulated businesses are generally economically stable; they are not significantly affected in the short-term by changing commodity prices. However, our businesses can all be negatively affected in the long-term by sustained downturns in the economy or long-term conservation efforts, which could affect long-term demand and market prices for natural gas, oil and NGLs. These factors are beyond our control and could impair the ability to meet long-term goals.
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
We are exposed to foreign currency risk from our Canadian operations. An average 10% devaluation in the Canadian dollar exchange rate during 2015 would have resulted in an estimated net gain on the translation of local currency earnings of approximately $24 million on our Consolidated Statement of Operations. In addition, if a 10% devaluation had occurred on December 31, 2015, the Consolidated Balance Sheet would have been negatively impacted by $356 million through a cumulative translation adjustment in Accumulated Other Comprehensive Income (AOCI). At December 31, 2015, one U.S. dollar translated into 1.38 Canadian dollars.

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
Our business is subject to extensive regulation that affects our revenues, operations and costs.
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

•	the availability of skilled labor, equipment and materials to complete expansion projects;

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
We are subject to numerous environmental laws and regulations affecting many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising out of contaminated properties. In particular, compliance with major Clean Air Act regulatory programs is likely to cause us to incur significant capital expenditures to obtain permits, evaluate offsite impacts of our operations, install pollution control equipment, and otherwise assure compliance. Some states in which we operate are implementing new emissions limits to comply with 2008 ozone standards regulated under the National Ambient Air Quality Standards. In 2015, the ozone standards were lowered even further from 75 ppb to 70 ppb, which may require states to implement additional emissions regulations. The precise nature of these compliance obligations at each of our facilities has not been finally determined and may depend in part on future regulatory changes. In addition, compliance with new and emerging environmental regulatory programs is likely to significantly increase our operating costs compared to historical levels.
In the U.S., climate change action is evolving at state, regional and federal levels. The Supreme Court decision in Massachusetts v. EPA in 2007 established that greenhouse gas (GHG) emissions were pollutants subject to regulation under the Clean Air Act. Pursuant to federal regulations, we are currently subject to an obligation to report our GHG emissions at our largest emitting facilities, but are not generally subject to limits on emissions of GHGs, (except to the extent that some GHGs consist of volatile organic compounds and nitrous oxides that are subject to emission limits). Proposed regulation may extend our reporting obligations to additional facilities and activities. In addition, a number of Canadian provinces and U.S. states have joined regional GHG initiatives, and a number are developing their own programs that would mandate reductions in GHG emissions. Public interest groups and regulatory agencies are increasingly focusing on the emission of methane associated with natural gas development and transmission as a source of GHG emissions. However, as the key details of future GHG restrictions and compliance mechanisms remain undefined, the likely future effects on our business are highly uncertain. For its part, Canada has reaffirmed its strong preference for a harmonized approach with that of the U.S. While federal GHG related regulatory design details remain forthcoming, provincial authorities have been actively pursuing related initiatives.
Failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting our operating assets. In addition, changes in environmental laws and regulations or the enactment of new environmental laws or regulations could result in a material increase in our cost of compliance with such laws and regulations. We may not be able to obtain or maintain all required environmental regulatory approvals for our operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if we fail to obtain or comply with them, or if environmental laws or regulations change or are administered in a more stringent manner, the operations of facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Costs we may incur to comply with environmental regulations in the future may have a significant effect on our earnings and cash flows.
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
We are exposed to the credit risk of our customers in the ordinary course of our business. Generally, our customers are rated investment-grade, are otherwise considered creditworthy or provide us security to satisfy credit concerns. A significant amount of our credit exposures for transmission, storage, and gathering and processing services are with customers who have an investment-grade rating (or the equivalent based on our evaluation) or are secured by collateral. However, we cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including possible declines in our customers’ creditworthiness. As a result of future capital projects for which natural gas and oil producers may be the primary customer, our credit exposure with below investment-grade customers may increase. While we monitor these situations carefully and take appropriate measures when deemed necessary, it is possible that customer payment defaults, if significant, could have a material effect on our earnings and cash flows.
Native land claims have been asserted in BC and Alberta, which could affect future access to public lands, and the success of these claims could have a significant effect on natural gas production and processing.
Certain aboriginal groups have claimed aboriginal and treaty rights over a substantial portion of public lands on which our facilities in BC and Alberta, and the gas supply areas served by those facilities, are located. The existence of these claims, which range from the assertion of rights of limited use to aboriginal title, has given rise to some uncertainty regarding access to public lands for future development purposes. Such claims, if successful, could have a significant effect on natural gas production in BC and Alberta, which could have a material effect on the volume of natural gas processed at our facilities and of NGLs and other products transported in the associated pipelines. In addition, various aboriginal groups in Ontario have claimed aboriginal and treaty rights in areas where Union Gas’ facilities, and the gas supply areas served by those facilities, are located. The existence of these claims could give rise to future uncertainty regarding land tenure depending upon their negotiated outcomes. We cannot predict the outcome of any of these claims or the effect they may ultimately have on our business and operations.
Protecting against potential terrorist activities, including cyber-terrorism, requires significant capital expenditures and a successful terrorist attack could affect our business.
Acts of terrorism and any possible reprisals as a consequence of any action by the U.S. and its allies could be directed against companies operating in the U.S. This risk is particularly relevant for companies, like ours, operating in any energy infrastructure industry that handles volatile gaseous and liquid hydrocarbons. The potential for terrorism, including cyber-terrorism, has subjected our operations to increased risks that could have an adverse effect on our business. In particular, we may experience increased capital and operating costs to implement increased security for our facilities and pipelines, such as additional physical facility and pipeline security, and additional security personnel. Moreover, any physical damage to high profile facilities resulting from acts of terrorism may not be covered, or covered fully, by insurance. We may be required to expend material amounts of capital to repair any facilities, the expenditure of which could affect our business and cash flows. A cyber attack could also lead to a significant interruption in our operations or unauthorized release of confidential or otherwise protected information, which could damage our reputation or lead to financial losses.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
At December 31, 2015, we had over 100 primary facilities located in the U.S. and Canada. We generally own sites associated with our major pipeline facilities, such as compressor stations. However, we generally operate our transmission and distribution pipelines using rights of way pursuant to easements to install and operate pipelines, but we do not own the land. Except as described in Part II. Item 8. Financial Statements and Supplementary Data, Note 15 of Notes to Consolidated Financial Statements, none of our properties were secured by mortgages or other material security interests at December 31, 2015.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NYSE under the symbol “SE.” As of January 31, 2016, there were approximately 107,000 holders of record of our common stock and approximately 566,000 beneficial owners.
Common Stock Data by Quarter

2015	Dividends Per Common Share	Stock Price Range (a)
		High	Low
First Quarter	$0.370	$36.90	$32.43
Second Quarter	0.370	38.47	32.19
Third Quarter	0.370	32.84	25.22
Fourth Quarter	0.370	30.55	21.43
2014
First Quarter	$0.335	$38.73	$34.23
Second Quarter	0.335	42.61	37.17
Third Quarter	0.335	43.12	38.55
Fourth Quarter	0.370	40.00	32.50

________ _

(a)	Stock prices represent the intra-day high and low price.
Stock Performance Graph
The following graph reflects the comparative changes in the value from January 1, 2011 through December 31, 2015 of $100 invested in (1) Spectra Energy’s common stock, (2) the Standard & Poor’s 500 Stock Index and (3) the Standard & Poor’s 500 Oil & Gas Storage & Transportation Index. The amounts included in the table were calculated assuming the reinvestment of dividends at the time dividends were paid.

	January 1, 2011	December 31,
		2011	2012	2013	2014	2015
Spectra Energy Corp	$100.00	$128.04	$118.53	$160.08	$169.06	$116.78
S&P 500 Stock Index	100.00	102.11	118.45	156.82	178.28	180.75
S&P 500 Storage & Transportation Index	100.00	147.92	166.04	199.91	231.73	117.44

Dividends
Our near-term objective is to increase our cash dividend by $0.14 per year through 2018. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors.
Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in millions, except per-share amounts)
Statements of Operations
Operating revenues	$5,234	$5,903	$5,518	$5,075	$5,351
Operating income	1,433	1,924	1,666	1,575	1,763
Income from continuing operations	460	1,283	1,159	1,045	1,257
Net income—noncontrolling interests	264	201	121	107	98
Net income—controlling interests	196	1,082	1,038	940	1,184
Ratio of Earnings to Fixed Charges	3.1	3.6	2.9	2.8	3.4
Common Stock Data
Earnings per share from continuing operations
Basic	$0.29	$1.61	$1.55	$1.44	$1.78
Diluted	0.29	1.61	1.55	1.43	1.77
Earnings per share
Basic	0.29	1.61	1.55	1.44	1.82
Diluted	0.29	1.61	1.55	1.43	1.81
Dividends per share	1.48	1.375	1.22	1.145	1.06

	December 31,
	2015	2014	2013	2012	2011
	(in millions)
Balance Sheets
Total assets	$32,923	$33,998	$33,486	$30,544	$28,096
Long-term debt including capital leases, less current maturities	12,892	12,727	12,441	10,610	10,104

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis should be read in conjunction with Item 8. Financial Statements and Supplementary Data.
EXECUTIVE OVERVIEW
Throughout 2015, we continued to successfully execute the long-term strategies we outlined for our shareholders—meeting the needs of our customers, generating strong earnings and cash flows from our fee-based assets, executing capital expansion plans that underlie our growth objectives, and maintaining our investment-grade balance sheet. These results, combined with future growth opportunities, led our Board of Directors to approve an increase in our quarterly dividend effective with the first quarter of 2016 to $0.405 per share, which represents an increase in our annual dividend by $0.14 per share per year.
During 2015, our earnings decreased due to a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing and sustained lower commodity prices at Field Services, partially offset by increased earnings as a result of expansion projects at Spectra Energy Partners.
We reported net income from controlling interests of $196 million and $0.29 of earnings per share for 2015 compared to net income from controlling interests of $1,082 million and $1.61 of earnings per share for 2014.
Earnings highlights for 2015 compared to 2014 include the following:

•	Spectra Energy Partners’ earnings benefited mainly from expansions, primarily on Texas Eastern, and higher transportation revenues due to higher tariff rates and volumes on the Express pipeline.

•	Distribution’s earnings decreased mainly due to a weaker Canadian dollar and lower customer usage as a result of warmer weather.

•	Western Canada Transmission & Processing’s earnings decreased mainly due to lower NGL sales prices and a weaker Canadian dollar, partially offset by lower unit cost of sales at the Empress operations.

•
Field Services’ earnings decreased mainly due to continued lower commodity prices, goodwill and other asset impairments, net of tax impacts and lower gains associated with the issuance of partnership units by DCP Partners, partially offset by asset growth, improved operating efficiencies and other initiatives.

We invested $3.0 billion of capital and investment expenditures in 2015, including $2.3 billion of expansion and investment capital expenditures. Successful execution of our 2015 projects allowed us to continue to achieve aggregate returns over the past several years consistent with our targeted return on capital employed range. Return on capital employed as it relates to expansion projects is calculated by us as incremental earnings before interest and taxes, generated by a project, divided by the total cost of the project. We continue to foresee significant expansion capital spending over the next several years, with approximately $3.7 billion planned for 2016, excluding contributions from noncontrolling interests. Concurrently, we executed on identified opportunities leveraging our asset footprint to capture incremental growth, connecting large diverse markets with growing supply throughout North America.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing these growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuance of debt and equity securities. As of December 31, 2015, our four revolving credit facilities consisted of Spectra Energy Capital, LLC’s (Spectra Capital’s) $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast Energy, Inc.’s (Westcoast’s) 400 million Canadian dollar facility, and Union Gas’ 500 million Canadian dollar facility. These facilities are used principally as back-stops for commercial paper programs. At December 31, 2015 and 2014, our consolidated debt-to-capitalization ratio was 59.8% and 58%, respectively.
Our Strategy.    Our strategy is to create superior and sustainable value for our investors, customers, employees and communities by delivering natural gas, liquids and crude oil infrastructure to premium markets. We will grow our business through organic growth, greenfield expansions and strategic acquisitions, with a steadfast focus on safety, reliability, customer responsiveness and profitability. We intend to accomplish this by:

•	Building off the strength of our asset base.

•	Maximizing that base through sector leading operations and service.

•	Effectively executing the projects we have secured.

•	Securing new growth opportunities that add value for our investors within each of our business segments.

•	Expanding our value chain participation into complementary infrastructure assets.
Natural gas supply dynamics continue to rapidly change, and there is general recognition that natural gas can be an effective solution for meeting the energy needs of North America and beyond. This causes us to be optimistic about future growth opportunities. Identified opportunities include growth in gas-fired power generation and industrial markets, LNG exports from North America, growth related to moving new sources of gas supplies to markets (including exports) and significant new liquids pipeline infrastructure. With our advantage of providing continuous access from leading supply regions through to the last mile of pipe in growing natural gas, NGL and crude oil markets, we expect to continue expanding our assets and operations to meet the evolving needs of our customers.
Crude oil supply dynamics also continue to evolve as North American production moved from growth to decline. Growing North American crude oil production had in recent years displaced imports from overseas and was driving increased demand for crude oil transportation and logistics. Although depressed global crude oil prices have resulted in declining North American oil production, we remain confident about long-term growth in North American oil production and our ability to capture future opportunities to grow our crude oil pipeline business.
Successful execution of our strategy will depend on successfully maintaining our leadership as a safe and reliable operator and the successful execution of our capital projects. Continued growth and new opportunities will be determined by key factors, such as the continued production and the consumption of natural gas, NGLs and crude oil within North America and our ability to provide creative solutions to meet the markets’ evolving energy needs in both North America and beyond.
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
Most of our revenues are based on regulated tariff rates, which include the recovery of certain fuel costs. Lower overall economic output would reduce the volume of natural gas and NGLs transported and distributed or gathered and processed at our plants, and the volume of crude oil transported, resulting in lower earnings and cash flows. This decline would primarily affect distribution revenues and gathering and processing revenues, potentially in the short term. Transmission revenues could be affected by long-term economic declines resulting in the non-renewal of long-term contracts at the time of expiration. Pipeline transportation and storage customers continue to renew most contracts as they expire. Gathering and processing revenues and the earnings and cash distributions from our Field Services segment are also affected by volumes of natural gas made available to our systems, which are primarily driven by levels of natural gas drilling activity. While experiencing a decline in production from conventional gas wells, natural gas exploration and drilling activity in the areas that affect our Western Canada Transmission & Processing and Field Services segments remain stable, primarily driven by recent positive “supply push” developments around unconventional gas reserves production in numerous locations within North America as discussed further below and by “demand pull” projects in BC and the Pacific Northwest.
Our combined key natural gas markets—the northeastern and the southeastern U.S., the Pacific Northwest, BC and Ontario—are projected to continue to exhibit higher than average annual growth in natural gas demand versus the North American and continental U.S. average growth rates through 2019. This demand growth is primarily driven by the natural gas-fired electricity generation sector and other new industrial gas demands, including LNG. The natural gas industry is currently experiencing a significant shift in the sources of supply, and this dramatic change is affecting our growth strategies. Traditionally, supply to our markets has come from the Gulf Coast region, both onshore and offshore, as well as from natural gas reserves in western and eastern Canada. The national supply profile is shifting to new sources of gas from natural gas shale basins in the Rockies, Midcontinent, Appalachia, Texas and Louisiana. Also, significant supply sources continue to be identified for development in western Canada. These supply shifts are shaping the growth strategies that we will pursue, and therefore, will affect the nature of the projects anticipated in the capital and investment expenditure increases discussed below in “Liquidity and Capital Resources.” Recent community and political pressures have arisen around the production processes associated with extracting natural gas from the natural gas shale basins. Although we continue to believe that natural gas will remain a viable energy solution for the U.S. and Canada, these pressures could increase costs and/or cause a slowdown in the production of natural gas from these basins, and therefore, could negatively affect our growth plans.
Our key crude oil markets include the Rocky Mountain and Midwest states with growing connectivity to the Gulf Coast of the U.S. Growth in our business is dependent on growing crude oil supply from North American sources and the ability of that supply to displace imported crude oil from overseas. The recent decline in crude oil prices has adversely affected the availability and cost-competitiveness of North American crude oil supply. This has not adversely affected our crude oil pipeline business, but sustained low oil prices could have a negative impact on our current business and associated growth opportunities.
In certain areas of Western Canada Transmission & Processing’s operations, lower natural gas prices resulting from increasing North American gas supply have reduced producer demand for expansions of the BC gas processing plants as well as renewals of existing gas processing contracts, and could continue to do so as long as gas prices remain below historical norms.
DCP Midstream’s business has commodity price exposure as a result of being compensated for certain services in the form of commodities rather than cash. For gathering and processing services and sales, DCP Midstream predominantly receives commodities as payment but may also receive fees, depending on the types of contracts. Commodity prices have declined substantially and have experienced significant volatility. If commodity prices continue to remain weak for a sustained period, DCP Midstream’s natural gas throughput and NGL volumes may be further impacted, particularly as producers are curtailing or redirecting drilling, which could further reduce DCP Midstream's earnings and cash flows. Drilling activity levels vary by geographic area, but in general, DCP Midstream has observed decreases in drilling activity with lower commodity prices. A continued decline in commodity prices could result in a decrease in exploration and development activities in the fields served by DCP Midstream's gas gathering and residue gas and NGL pipeline transportation systems, and DCP Midstream's natural gas treating and processing plants, which could lead to further reduced utilization of these assets.
The shift to and increase in natural gas supply have resulted in declines in the price of natural gas in North America. As a result, a shift occurred to extraction of gas in richer, “wet” gas areas with higher NGL content which depressed activity in “dry” fields like the Fayetteville Shale formation where our Ozark assets are located. This, in turn, contributed to a resulting over-supply of pipeline take-away capacity in these areas. As the balance of supply and demand evolves, we expect activity in these areas to push prices higher. However, should supply and demand not come into balance, our businesses there may be subject to further possible impairment. The supply increase has also had a negative impact on the seasonal price spreads historically seen between the summer and winter months. As a result, the value of storage assets and contracts has declined in recent years, negatively impacting the results of our storage facilities. While we expect storage values to stabilize and strengthen in the future, should these market factors continue to keep downward pressure on the seasonality spread and re-contracting, we could be subject to further reduced value and possible impairment of our storage assets.
Our businesses in the U.S. and Canada are subject to laws and regulations on the federal, state and provincial levels. Regulations applicable to the natural gas transmission, crude oil transportation and storage industries have a significant effect on the nature of the businesses and the manner in which they operate. Changes to regulations are ongoing and we cannot predict the future course of changes in the regulatory environment or the ultimate effect that any future changes will have on our businesses.
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
Our interstate pipeline operations are subject to pipeline safety laws and regulations administered by PHMSA of the DOT. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines.
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
Based on current projections, our expected effective income tax rate will approximate 21%–22% for 2016. Our overall expected tax rate largely depends on the proportion of earnings in the U.S. to the earnings of our Canadian operations. Our earnings in the U.S. are subject to a combined federal and state statutory tax rate of approximately 37%. Our earnings in Canada are subject to a combined federal and provincial statutory tax rate of approximately 26%, but we anticipate an effective Canadian tax rate of less than 1% for 2016, driven primarily by the recognition of certain regulatory tax benefits. See “Liquidity and Capital Resources” for further discussion about the tax impact of repatriating funds generated from our Canadian operations to Spectra Energy Corp (the U.S. parent).
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
For further information related to management’s assessment of our risk factors, see Part I. Item 1A. Risk Factors.

RESULTS OF OPERATIONS

	2015	2014	2013
	(in millions)
Operating revenues	$5,234	$5,903	$5,518
Operating expenses	3,801	3,979	3,852
Operating income	1,433	1,924	1,666
Other income and expenses	(176)	420	569
Interest expense	636	679	657
Earnings before income taxes	621	1,665	1,578
Income tax expense	161	382	419
Net income	460	1,283	1,159
Net income—noncontrolling interests	264	201	121
Net income—controlling interests	$196	$1,082	$1,038
2015 Compared to 2014
Operating Revenues. The $669 million decrease was driven by:

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing,

•
lower NGL prices, lower sales volumes of residual natural gas and non-cash mark-to-market gains and losses associated with the risk management program, net of an increase from settlement gains associated with the risk management program at the Empress operations at Western Canada Transmission & Processing and

•	lower customer usage due to warmer weather, net of growth in the number of customers at Distribution, partially offset by

•	revenues from expansion projects primarily on Texas Eastern and East Tennessee at Spectra Energy Partners.
Operating Expenses. The $178 million decrease was driven by:

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing,

•	decreased volumes of natural gas purchases for extraction and make-up and lower costs of sales at Western Canada Transmission & Processing and

•	lower volumes of natural gas sold due to warmer weather, net of growth in the number of customers at Distribution, partially offset by

•	goodwill impairment charges associated with the Westcoast acquisition in 2002 at Other.
Other Income and Expenses. The $596 million decrease was attributable to lower equity earnings from Field
Services mainly due to decreased commodity prices and goodwill and other asset impairments.
Interest Expense. The $43 million decrease was mainly due to a weaker Canadian dollar and higher capital expenditures, partially offset by higher average long-term debt balances.
Income Tax Expense. The $221 million decrease was mainly due to tax benefits associated with loss on investment due to impairments of goodwill and other assets at DCP Midstream, lower earnings and the effect of a weaker Canadian dollar.
The effective tax rate was 26% in 2015 compared to 23% in 2014. See Note 6 of Notes to Consolidated Financial Statements for reconciliations of our effective tax rates to the statutory tax rate.
Net Income-Noncontrolling Interests. The $63 million increase was driven by higher earnings from Spectra Energy Partners.

2014 Compared to 2013
Operating Revenues. The $385 million increase was driven by:

•
revenues from expansion projects primarily at Texas Eastern, the acquisition of Express-Platte in March 2013, higher natural gas transportation revenues due to new contracts and an increase in crude oil transportation revenues for both Express and Platte Pipeline, mainly as a result of increased tariff rates and higher volumes, and higher processing revenues, net of lower storage revenues due to lower rates at Spectra Energy Partners,

•
higher sales volumes of residual natural gas, non-cash mark-to-market gains associated with the risk management program implemented in early 2014 and higher propane sales prices, net of lower sales volumes of NGLs at the Empress operations, and an increase in gathering and processing revenues at Western Canada Transmission & Processing, and

•
higher customer usage of natural gas primarily as a result of colder weather, higher natural gas prices passed through to customers and growth in the number of customers, net of lower storage revenues due to lower prices and 2014 earnings to be shared with customers under the new incentive regulation framework at Distribution, partially offset by

•	the effects of a weaker Canadian dollar at Western Canada Transmission & Processing and Distribution.
Operating Expenses. The $127 million increase was driven by:

•
increased volumes of natural gas purchases for extraction and make-up, and a non-cash charge to reduce the value of propane inventory to net realizable value at the Empress operations, higher plant turnaround and maintenance costs, and higher plant fuel costs due to higher prices at the Empress operations at Western Canada Transmission & Processing,

•	higher volumes of natural gas sold due to colder weather, higher natural gas prices passed through to customers and growth in the number of customers at Distribution and

•	expansion projects, primarily at Texas Eastern, and the acquisition of Express-Platte at Spectra Energy Partners, partially offset by

•	the effects of a weaker Canadian dollar at Distribution and Western Canada Transmission & Processing.
Other Income and Expenses. The $149 million decrease was attributable to lower equity earnings from Field Services mainly due to an increase in net income attributable to noncontrolling interests as a result of growth in DCP Partners’ operations and the effects of dropdown hedges and lower commodity prices.
Interest Expense. The $22 million increase was mainly due to lower capitalized interest from projects placed in service in 2013 and higher average debt balances, partially offset by a weaker Canadian dollar.
Income Tax Expense. The $37 million decrease was mainly due to a lower effective state tax rate in 2014 and the 2013 revaluation of our accumulated deferred state taxes as a result of Spectra Energy's contribution of substantially all of its remaining U.S. transmission, storage and liquids assets to SEP on November 1, 2013 (U.S. Assets Dropdown), partially offset by the reversal of tax reserves in 2013 as a result of favorable Canadian income tax legislation.
The effective tax rate was 23% in 2014 compared to 27% in 2013. See Note 6 of Notes to Consolidated Financial Statements for reconciliations of our effective tax rates to the statutory tax rate.
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

Segment Results
Management evaluates segment performance based on earnings before interest, taxes, and depreciation and amortization (EBITDA). Cash, cash equivalents and short-term investments are managed at the parent-company levels, so the gains and losses on foreign currency transactions and interest and dividend income are excluded from the segments’ EBITDA. We consider segment EBITDA to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of our operations without regard to financing methods or capital structures. Our segment EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner.
Spectra Energy Partners provides transmission, storage and gathering of natural gas for customers in various regions of the northeastern and southeastern U.S. and operates a crude oil pipeline system that connects Canadian and U.S. producers to refineries in the U.S. Rocky Mountain and Midwest regions.
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
Field Services gathers, compresses, treats, processes, transports, stores and sells natural gas; produces, fractionates, transports, stores and sells NGLs; recovers and sells condensate; and trades and markets natural gas and NGLs. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by Phillips 66. DCP Midstream operates in a diverse number of regions, including the Permian Basin, Eagle Ford, Niobrara/DJ Basin and the Midcontinent. As of December 31, 2015 DCP Midstream had an approximate 21% ownership interest in DCP Partners, a publicly-traded master limited partnership.
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	2015	2014	2013
	(in millions)
Spectra Energy Partners	$1,905	$1,669	$1,433
Distribution	473	552	574
Western Canada Transmission & Processing	491	754	736
Field Services	(461)	217	343
Total reportable segment EBITDA	2,408	3,192	3,086
Other	(384)	(58)	(86)
Total reportable segment and other EBITDA	2,024	3,134	3,000
Depreciation and amortization	764	796	772
Interest expense	636	679	657
Interest income and other (a)	(3)	6	7
Earnings before income taxes	$621	$1,665	$1,578
___________

(a)	Includes foreign currency transaction gains and losses related to segment EBITDA.
The amounts discussed below include intercompany transactions that are eliminated in the Consolidated Financial Statements.

Spectra Energy Partners

	2015	2014	Increase (Decrease)	2013	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$2,455	$2,269	$186	$1,965	$304
Operating expenses
Operating, maintenance and other	828	781	47	715	66
Other income and expenses	278	181	97	183	(2)
EBITDA	$1,905	$1,669	$236	$1,433	$236
Express pipeline revenue receipts, MBbl/d (a)	239	223	16	219	4
Platte PADD II deliveries, MBbl/d	162	170	(8)	168	2
____________

(a)	Thousand barrels per day.
2015 Compared to 2014
Operating Revenues. The $186 million increase was driven by:

•	a $137 million increase due to expansion projects, primarily on Texas Eastern and East Tennessee,

•	a $54 million increase in crude oil transportation revenues as a result of increased tariff rates mainly on the Express pipeline and higher volumes on the Express and Platte pipelines and

•	a $43 million increase in recoveries of electric power and other costs passed through to gas transmission customers, partially offset by

•	a $22 million decrease in processing revenues primarily due to lower prices, net of higher volumes,

•	an $18 million decrease in inventory settlement revenues due primarily to sales of excess tank oil in 2014 and lower crude oil prices on the Express and Platte pipelines,

•
an $8 million decrease in natural gas transportation revenues mainly from short-term firm and interruptible transportation on Texas Eastern and other revenue on East Tennessee, net of higher firm transportation on Algonquin and

•	a $6 million decrease in storage revenues due to lower rates.
Operating, Maintenance and Other. The $47 million increase was driven by:

•	a $43 million increase in electric power and other costs passed through to gas transmission customers,

•	a $9 million increase due to the non-cash impairment charge on Ozark Gas Gathering and

•	an $8 million increase in operating costs, net of employee benefit costs, partially offset by

•	a $21 million decrease due to lower ad valorem tax accruals and

•	a $5 million decrease from project development costs expensed in 2014.
Other Income and Expenses. The $97 million increase was primarily due to higher Allowance for Funds Used During Construction (AFUDC) resulting from higher capital spending and higher equity earnings from Sand Hills as a result of the continued ramp up and the expansion of the pipeline, as well as the fourth quarter 2014 dropdown of an additional 24.95% interest in SESH.
2014 Compared to 2013
Operating Revenues. The $304 million increase was driven by:

•	a $168 million increase due to expansion projects, primarily at Texas Eastern,

•	a $68 million increase primarily due to the acquisition of Express-Platte in March 2013,

•	a $44 million increase due to higher natural gas transportation revenues due to new contracts, mainly at Texas Eastern and Algonquin,

•	a $26 million increase in crude oil transportation revenues for both Express and Platte pipelines, mainly as a result of increased tariff rates and higher revenue volumes and

•	a $19 million increase due to higher processing revenues mainly due to volumes, partially offset by

•	a $25 million decrease in gas storage revenues due to lower rates.
Operating, Maintenance and Other. The $66 million increase was driven by:

•	a $33 million increase from expansion projects, primarily at Texas Eastern,

•	a $25 million increase due to the acquisition of Express-Platte and

•	a $10 million increase in operating costs mostly due to repairs and maintenance, partially offset by

•	an $11 million decrease mostly due to 2013 transaction costs related to the U.S. Assets Dropdown to SEP.
Other Income and Expenses. The $2 million decrease was primarily due to lower AFUDC, resulting from decreased capital spending, mostly offset by higher equity earnings due to the continued ramp up of volumes at Sand Hills and Southern Hills.
Matters Affecting Future Spectra Energy Partners Results
We plan to continue earnings growth through capital efficient projects, such as transportation and storage expansion to support a two-pronged “supply push” / “market pull” strategy, as well as continued focus on optimizing the performance of the existing operations through organizational efficiencies and cost control. “Supply push” is when producers agree to pay to transport specified volumes of natural gas in order to support the construction of new pipelines or the expansion of existing pipelines. “Market pull” is taking gas away from established liquid supply points and building pipeline transportation capacity to satisfy end-user demand in new markets or demand growth in existing markets. Future earnings growth will be dependent on the success of our expansion plans in both the market and supply areas of the pipeline network, which includes, among other things, shale gas exploration and development areas, the ability to continue renewing service contracts and continued regulatory stability. Natural gas storage prices have recently been challenged as a result of increasing natural gas supply and narrower seasonal price spreads.
Gas supply and demand dynamics continue to change as a result of the development of new non-conventional shale gas supplies. The increase in natural gas supply has resulted in declines in the price of natural gas in North America. As a result, a shift occurred to extraction of gas in richer, “wet” gas areas with higher NGL content which depressed activity in “dry” fields like the Fayetteville Shale formation where our Ozark assets are located. This, in turn, contributed to a resulting over-supply of pipeline take-away capacity in these areas. As the balance of supply and demand evolves, we expect activity in these areas to push prices higher. However, should supply and demand not come into balance, our businesses there may be subject to further possible impairment. The supply increase has also had a negative impact on the seasonal price spreads historically seen between the summer and winter months. The value of storage assets and contracts has declined in recent years, negatively affecting the results of our storage facilities. While we expect storage values to stabilize and strengthen in the future, should these market factors continue to keep downward pressure on the seasonality spread and re-contracting, we could be subject to further reduced value and possible impairment of our storage assets.
Spectra Energy Partners also plans to continue earnings growth by maximizing throughput on all sections of the Express-Platte system. This entails connecting, where possible, to rail or barge terminals to extend the market reach of the pipeline to refinery-customers beyond the end of the pipeline. This also includes optimizing pipeline and storage operations and expanding terminal operations where appropriate.
Future earnings growth will be dependent on the success in renewing existing contracts or in securing new supply and market for the pipelines. This will require ongoing increases in supply of crude oil and continued access to attractive markets.
Our interstate pipeline operations are subject to pipeline safety regulations administered by PHMSA of the DOT. These laws and regulations require us to comply with a significant set of requirements for the design, construction, maintenance and operation of our interstate pipelines.
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

Distribution

	2015	2014	Increase (Decrease)	2013	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$1,527	$1,843	$(316)	$1,848	$(5)
Operating expenses
Natural gas purchased	691	879	(188)	826	53
Operating, maintenance and other	363	411	(48)	448	(37)
Other income and expenses	—	(1)	1	—	(1)
EBITDA	$473	$552	$(79)	$574	$(22)
Number of customers, thousands	1,437	1,420	17	1,399	21
Heating degree days, Fahrenheit	7,387	8,111	(724)	7,540	571
Pipeline throughput, TBtu (a)	759	713	46	907	(194)
Canadian dollar exchange rate, average	1.28	1.10	0.18	1.03	0.07
____________

(a)	Trillion British thermal units.
2015 Compared to 2014
Operating Revenues. The $316 million decrease was driven by:

•	a $225 million decrease resulting from a weaker Canadian dollar,

•	a $114 million decrease in residential customer usage of natural gas, mainly due to weather that was warmer than in 2014 and

•
a $13 million decrease from lower natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month New York Mercantile Exchange (NYMEX) forecast, partially offset by

•	a $31 million increase from growth in the number of customers.
Natural Gas Purchased. The $188 million decrease was driven by:

•	a $98 million decrease resulting from a weaker Canadian dollar,

•	a $93 million decrease due to lower volumes of natural gas sold to residential customers primarily due to warmer weather,

•	a $13 million decrease from lower natural gas prices passed through to customers, partially offset by

•	a $20 million increase from growth in the number of customers.
Operating, Maintenance and Other. The $48 million decrease was driven by a $57 million decrease resulting from a weaker Canadian dollar.
2014 Compared to 2013
Operating Revenues. The $5 million decrease was driven by:

•	a $147 million decrease resulting from a weaker Canadian dollar,

•	an $8 million decrease in storage revenues primarily due to lower storage prices, partially offset by

•	an $81 million increase in customer usage of natural gas primarily due to weather that was colder than in 2013,

•	a $34 million increase from higher natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month NYMEX forecast and

•	a $34 million increase from growth in the number of customers.
Natural Gas Purchased. The $53 million increase was driven by:

•	a $65 million increase due to higher volumes of natural gas sold primarily due to colder weather,

•	a $34 million increase from higher natural gas prices passed through to customers and

•	a $25 million increase from growth in the number of customers, partially offset by

•	a $73 million decrease resulting from a weaker Canadian dollar.
Operating, Maintenance and Other. The $37 million decrease was driven by a $30 million decrease resulting from a weaker Canadian dollar.
Matters Affecting Future Distribution Results
Distribution plans to continue to expand the Dawn to Parkway transmission system in response to increased customer demand to access new supplies at Dawn. These expansions will consist of both compression and pipeline projects, and will lead to increased earnings. We expect that the long-term demand for natural gas in Ontario will remain relatively stable with continued growth in peak-day demands, subject to the impacts of future governmental actions to reduce greenhouse gas emissions. Some modest growth driven by low natural gas prices is expected to continue with specific interest coming from communities that are not currently serviced by natural gas, given the significant price advantage relative to their alternative energy options.
Natural gas storage prices have recently been compressed as a result of increasing natural gas supply and narrower seasonal price spreads. Gas supply and demand dynamics continue to change as a result of the development of new unconventional shale gas supplies. These market factors will continue to affect Union Gas’ unregulated storage and regulated transportation revenues in the near term. Going forward, Union Gas expects some improvement in unregulated storage values.
During the past several years, the Canadian dollar has fluctuated compared to the U.S. dollar, which affected earnings to varying degrees. Changes in the exchange rate or any other factors are difficult to predict and may affect future results.
Western Canada Transmission & Processing

	2015	2014	Increase (Decrease)	2013	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$1,285	$1,902	$(617)	$1,767	$135
Operating expenses
Natural gas and petroleum products purchased	193	466	(273)	391	75
Operating, maintenance and other	611	687	(76)	649	38
Other income and expenses	10	5	5	9	(4)
EBITDA	$491	$754	$(263)	$736	$18
Pipeline throughput, TBtu	923	934	(11)	780	154
Volumes processed, TBtu	658	721	(63)	704	17
Canadian dollar exchange rate, average	1.28	1.10	0.18	1.03	0.07
2015 Compared to 2014
Operating Revenues. The $617 million decrease was driven by:

•	a $199 million decrease resulting from a weaker Canadian dollar,

•	a $194 million decrease due to lower NGL prices associated with the Empress operations,

•	a $141 million decrease due primarily to lower sales volumes of residual natural gas at the Empress operations,

•	a $108 million decrease arising from non-cash mark-to-market gains and losses associated with the risk management program at the Empress operations,

•	a $20 million decrease in transmission revenues due to lower interruptible transmission revenues and lower tolls charged to customers at M&N Canada and

•	a $14 million decrease in sales volumes of NGLs at the Empress operations, partially offset by

•	a $61 million increase from settlement gains associated with the risk management program at the Empress operations.

Natural Gas and Petroleum Products Purchased. The $273 million decrease was driven by:

•	a $160 million decrease due to lower volumes of natural gas purchases for extraction and make-up at the Empress operations,

•	a $67 million decrease primarily as a result of lower costs of sales at the Empress facility and

•	a $30 million decrease resulting from a weaker Canadian dollar.
Operating, Maintenance and Other. The $76 million decrease was driven by:

•	a $91 million decrease resulting from a weaker Canadian dollar and

•	an $18 million decrease primarily in costs passed through to customers at M&N Canada, partially offset by

•	an $18 million increase due to overhead reduction costs and

•	a $7 million non-cash asset impairment loss related to a natural gas processing plant.
2014 Compared to 2013
Operating Revenues. The $135 million increase was driven by:

•	a $112 million increase due primarily to higher sales volumes of residual natural gas at the Empress operations,

•	an $85 million increase from non-cash mark-to-market gains associated with the risk management program implemented in early 2014,

•	a $41 million increase due to higher propane prices associated with the Empress NGL business,

•	a $19 million increase in gathering and processing revenues from new facilities in the Horn River and Montney unconventional development areas,

•	a $17 million increase in gathering and processing revenues from existing facilities,

•	a $17 million increase from settlement gains associated with the risk management program implemented in early 2014,

•	a $13 million increase in transmission revenues due primarily to higher tolls at BC Pipeline,

•	an $8 million increase primarily in interruptible transmission revenues due to a new supply source connected to the M&N Canada system and

•	a $6 million increase in carbon and other non-income tax expense recovered from customers, partially offset by

•	a $143 million decrease as a result of a weaker Canadian dollar and

•	a $43 million decrease due to lower sales volumes of NGLs from decreased demand in the market at the Empress operations.
Natural Gas and Petroleum Products Purchased. The $75 million increase was driven by:

•	a $98 million increase due primarily to higher volumes of natural gas purchases for extraction and make-up at Empress and

•	a $19 million non-cash charge to reduce the value of propane inventory at the Empress operations to net realizable value at December 31, 2014, partially offset by

•	a $36 million decrease as a result of a weaker Canadian dollar and

•	an $8 million decrease primarily as a result of lower costs of NGL purchases at the Empress facility.
Operating, Maintenance and Other. The $38 million increase was driven by:

•	a $38 million increase in plant turnaround and repair costs,

•	a $9 million increase in Empress plant fuel costs due primarily to higher prices,

•	an $8 million increase in maintenance expense,

•	a $6 million increase primarily in costs passed through to customers at M&N Canada,

•	a $6 million increase in carbon and other non-income tax expense,

•	a $6 million increase in operating costs of new facilities and

•	a $5 million increase due to software support services, partially offset by

•	a $48 million decrease as a result of a weaker Canadian dollar.
Matters Affecting Future Western Canada Transmission & Processing Results
Western Canada Transmission & Processing plans to continue earnings growth through capital efficient “supply push” and “demand pull” initiatives. “Supply push” growth projects are associated with gathering and processing expansions and incremental transportation capacity to support drilling activity in northern BC. Sizable growth in production is being driven by the application of new drilling technologies to unconventional gas reservoirs, with current growth heaviest in the southern and northern sections of the Montney play. “Demand pull” growth projects are associated with both small and large scale LNG exports as well as new natural gas-fired electricity generation, methanol, and fertilizer plants in BC and the Pacific Northwest. Prolific nearby gas supplies and favorable international market access have made gas focused projects in BC and the U.S. Pacific Northwest very attractive. Earnings can fluctuate from period to period as a result of the timing of processing plant turnarounds that reduce revenues while a plant is out of service and increase operating costs as a result of the turnaround maintenance work. Western Canada Transmission & Processing’s processing plants are generally scheduled for turnaround work every three to four years, with the work being staggered to prevent significant outages at any given time in a single geographic area. Future earnings will also be affected by the ability to renew service contracts and regulatory stability. Earnings from processing services will be affected by the ability to access additional natural gas reserves. In addition, the Empress NGL business will be affected by NGL prices, gas flows eastbound beyond Empress and costs of acquiring natural gas, NGL extraction rights and NGLs.
During the past several years, the Canadian dollar has fluctuated compared to the U.S. dollar, which affected earnings to varying degrees for brief periods. Changes in the exchange rate are difficult to predict and may affect future results.
In certain areas of Western Canada Transmission & Processing’s operations, lower natural gas prices resulting from increasing North American gas production have reduced producer demand for both expansions of the BC gas processing plants as well as renewals of existing gas processing contracts, and could continue to do so as long as gas prices remain below historical norms.
Field Services

	2015	2014	Increase (Decrease)	2013	Increase (Decrease)
	(in millions, except where noted)
Earnings (loss) from equity investments	$(461)	$217	$(678)	$343	$(126)
EBITDA	$(461)	$217	$(678)	$343	$(126)
Natural gas gathered and processed/transported, TBtu/d (a,b)	7.1	7.3	(0.2)	7.1	0.2
NGL production, MBbl/d (a)	410	454	(44)	426	28
Average natural gas price per MMBtu (c,d)	$2.66	$4.41	$(1.75)	$3.65	$0.76
Average NGL price per gallon (e)	$0.45	$0.89	$(0.44)	$0.90	$(0.01)
Average crude oil price per barrel (f)	$48.80	$93.06	$(44.26)	$98.04	$(4.98)
____________

(a)	Reflects 100% of volumes.

(b)	Trillion British thermal units per day.

(c)	Average price based on NYMEX Henry Hub.

(d)	Million British thermal units.

(e)	Does not reflect results of commodity hedges.

(f)	Average price based on NYMEX calendar month.

2015 Compared to 2014
EBITDA. Lower equity earnings of $678 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $451 million decrease from commodity-sensitive processing arrangements, due to decreased NGL, crude oil and natural gas prices,

•	a $392 million decrease primarily as a result of goodwill and other asset impairments, net of tax impacts,

•	a $71 million decrease in gains associated with the issuance of partnership units by DCP Partners in 2015 compared to 2014 and

•	a $15 million decrease primarily attributable to higher depreciation expense as a result of asset growth, partially offset by

•	an $87 million increase in gathering and processing margins as a result of asset growth, net of volume declines in certain geographic regions,

•
an $81 million increase resulting from decreased net income attributable to noncontrolling interests as a result of unrealized derivative activity, goodwill impairment recognized during the year ended December 31, 2015 and a greater portion of distributions allocated to the general partner of DCP Partners through our incentive distribution rights, net of asset growth at DCP Partners,

•
a $36 million increase as a result of favorable results from ownership interests in NGL pipelines, primarily attributable to the ramp-up of the Sand Hills and Front Range pipelines and favorable results from the Wholesale Propane Logistics business,

•	a $24 million increase as a result of net gains on sales of assets in 2015, compared to a loss on the sale of an asset in 2014,

•	a $16 million increase primarily attributable to lower operating expenses as a result of cost savings initiatives in operations, net of additional costs from asset growth and

•	a $14 million increase as a result of favorable results from third-party derivative instruments used to mitigate a portion of its expected commodity cash flow risk.
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

•
a $19 million decrease mainly due to higher interest expense as a result of higher interest rates from newly issued debt and lower capitalized interest on certain projects which were placed in service in 2013 and

•	a $17 million decrease primarily attributable to higher depreciation expense as a result of growth in Field Services’ business, partially offset by

•	an $83 million increase in gathering and processing margins as a result of asset growth and higher volumes in certain of our geographic regions and

•
a $43 million increase as a result of DCP Partners’ favorable results from third-party mark-to-market on derivative instruments used to mitigate a portion of its expected commodity cash flow risk, favorable results from Sand Hills and

Southern Hills, and favorable results from NGL trading and gas marketing, partially offset by unfavorable results from wholesale propane.
Supplemental Data
Below is supplemental information for DCP Midstream’s operating results (presented at 100%):

	2015	2014	2013
	(in millions)
Operating revenues	$7,420	$14,013	$12,038
Operating expenses	8,227	13,262	11,230
Operating income (loss)	(807)	751	808
Other income and expenses	182	83	35
Interest expense, net	320	287	249
Income tax expense (benefit)	(102)	11	10
Net income (loss)	(843)	536	584
Net income—noncontrolling interests	86	248	93
Net income (loss) attributable to members’ interests	$(929)	$288	$491
Matters Affecting Future Field Services Results
The oil and gas industry is cyclical, with the operating results of companies in the industry significantly affected by drilling activity, which may be impacted by prevailing commodity prices. DCP Midstream’s business has commodity price exposure as a result of being compensated for certain services in the form of commodities rather than cash. Commodity prices have declined substantially and have experienced significant volatility. This has significantly reduced DCP Midstream’s earnings and cash flows as compared to prior years. If commodity prices continue to remain weak for a sustained period, our natural gas throughput and NGL volumes may be further impacted, particularly as producers are curtailing or redirecting drilling, which could further reduce our earnings and cash flows. Drilling activity levels vary by geographic area, but in general, we have observed widespread decreases in drilling activity with lower commodity prices.
Continued lower commodity prices could result in further decreases in exploration and development activities in the fields served by our gas gathering and residue gas and NGL pipeline transportation systems, and our natural gas treating and processing plants, which could lead to reduced utilization of these assets. Despite current weakness, our long-term view is that commodity prices will be at levels that we believe will support natural gas, condensate and NGL production. We believe that future commodity prices will be influenced by North American supply deliverability, the severity of winter and summer weather, the level of North American production and drilling activity by exploration and production companies and balance of trade between imports and exports of liquid natural gas and NGLs.
NGL prices are impacted by the demand from petrochemical and refining industries and export facilities. The petrochemical industry has been making significant investment in building and expanding facilities to convert chemical plants from a heavier oilbased feedstock to lighter NGL-based feedstocks, including ethane. This increased demand in future years as such facilities come into service should provide support for the increasing supply of ethane. Prior to those facilities commencing operations ethane prices could remain weak with supply in excess of demand. In addition, export facilities are being expanded and built, which should provide support for the increasing supply of NGLs. Although there can be, and has been, near-term volatility in NGL prices, longer term we believe that there will be sufficient demand in NGLs to support increasing supply.
Other

	2015	2014	Increase (Decrease)	2013	Increase (Decrease)
	(in millions)
Operating revenues	$73	$72	$1	$72	$—
Operating expenses
Operating, maintenance and other	457	141	316	185	(44)
Other income and expenses	—	11	(11)	27	(16)
EBITDA	$(384)	$(58)	$(326)	$(86)	$28

2015 Compared to 2014
EBITDA. The $326 million change primarily reflects goodwill impairment charges associated with the Westcoast acquisition in 2002.
2014 Compared to 2013
EBITDA. The $28 million change reflects lower transaction costs associated with the U.S. Assets Dropdown and lower employee benefit costs, partially offset by a 2013 benefit from the reversal of an uncertain tax position related to matters prior to the spin-off of Spectra Energy in 2007.
Matters Affecting Future Other Results
Future Other results will continue to include corporate and business services we provide for our operations, and will also include operating costs and self-insured losses associated with our captive insurance entities. The results for Other could be impacted by the number and severity of insured property losses.
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
Regulatory Accounting
We account for certain of our operations under accounting for regulated entities. As a result, we record assets and liabilities that result from the regulated ratemaking process that may not be recorded under generally accepted accounting principles for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers or for instances where the regulator provides current rates that are intended to recover costs that are expected to be incurred in the future. We continually assess whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders to other regulated entities. Based on this assessment, we believe our existing regulatory assets, which primarily relate to the future collection of deferred income tax costs for our Canadian regulated operations, are probable of recovery. This assessment reflects the current political and regulatory climate at the state, provincial and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, regulatory asset write-offs would be required. Additionally, regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment and amortization of regulatory assets. Total regulatory assets were $1,397 million as of December 31, 2015 and $1,494 million as of December 31, 2014. Total regulatory liabilities were $385 million as of December 31, 2015 and $430 million as of December 31, 2014.
Impairment of Goodwill
We had goodwill balances of $4,154 million at December 31, 2015 and $4,714 million at December 31, 2014. The decrease in goodwill in 2015 was primarily due to the $333 million impairment of goodwill of our BC Field Services business and our Empress NGL operations associated with the Westcoast acquisition in 2002, as well as the result of foreign currency translation.
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
Based on the results of our annual goodwill impairment testing, no indicators of impairment were noted and the fair values of the reporting units that we assessed at April 1, 2015 (our annual testing date) were in excess of their respective carrying values.
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
No triggering events have occurred with our reporting units since the April 1, 2015 test that would warrant re-testing for goodwill impairment except for BC Field Services and Empress.
In the fourth quarter of 2015, we continued to assess goodwill at BC Field Services and Empress and performed further testing based on a combination of an income approach and a market approach. The impairment test resulted in recognition of a $270 million goodwill impairment for BC Field Services and a $63 million goodwill impairment for Empress which resulted in a total goodwill impairment of $333 million.
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
Due to the impairment of goodwill recognized by DCP Midstream, we assessed our equity investment in DCP Midstream and determined that our investment’s fair value exceeded it's carrying value.
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
The expected return on plan assets is important, as certain of our pension and other post-retirement benefit plans are partially funded. Expected long-term rates of return on plan assets are developed by using a weighted average of expected returns for each asset class to which the plan assets are allocated. For 2015, the assumed average return was 8.00% for the U.S. pension plan assets, 7.40% for the Canadian pension plan assets and 6.90% for the U.S. other post-retirement benefit assets. A change in the rate of return of 25 basis points for these assets would impact annual benefit expense by approximately $1 million before tax for U.S. plans and by approximately $2 million before tax for Canadian plans. The Canadian other post-retirement benefit plans are not funded.
Since pension and other post-retirement benefit cost and obligations are measured on a discounted basis, the discount rates used to determine the net periodic benefit cost and the benefit obligation are significant assumptions. Discount rates used for our defined benefit and other post-retirement benefit plans are based on the yields constructed from a portfolio of high-

quality bonds for which the timing and amount of cash outflows approximate the estimated payouts of the plans. Discount rates of 4.10% for the U.S. plans and 4.00% for the Canadian plans were used to calculate the 2015 net periodic benefit cost, and represent a weighted average of the applicable rates for all U.S. and Canadian plans, respectively. A 25 basis-point change in the discount rates would impact annual before-tax net periodic benefit cost by less than $1 million for U.S. plans and $4 million for Canadian plans. Discount rates of 4.44% for the U.S. plans and 4.03% for the Canadian plans were used to calculate the 2015 year-end benefit obligations and represent a weighted average of the applicable rates for all U.S. and Canadian plans, respectively. The weighted average discount rates used to determine the benefit obligation increased approximately 0.35% for the U.S. plans and approximately 0.03% for the Canadian plans during 2015. The increase in the benefit obligation discount rate and actuarial experience during 2015 resulted in a decrease in benefit obligations at December 31, 2015 compared to December 31, 2014.
See Note 23 of Notes to Consolidated Financial Statements for more information on pension and other post-retirement benefits.
LIQUIDITY AND CAPITAL RESOURCES
Known Trends and Uncertainties
As of December 31, 2015, we had negative working capital of $1,744 million. This balance includes commercial paper liabilities totaling $1,112 million, current maturities of long-term debt of $652 million and a payable to an equity investment of $148 million. We will rely upon cash flows from operations and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for 2016. SEP is expected to be self-funding through its cash flows from operations, use of its revolving credit facility and its access to capital markets. We receive cash distributions from SEP in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights.
As of December 31, 2015, our four revolving credit facilities included Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 400 million Canadian dollar facility and Union Gas’ 500 million Canadian dollar facility. These facilities are used principally as back-stops for commercial paper programs. At Spectra Capital, SEP and Westcoast, we primarily use commercial paper for temporary funding of capital expenditures. At Union Gas, we primarily use commercial paper to support short-term working capital fluctuations. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 15 of Notes to Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Our consolidated capital structure includes commercial paper, long-term debt (including current maturities), preferred stock of subsidiaries and total equity. As of December 31, 2015, our capital structure was 59.8% debt, 26.6% common equity of controlling interests and 13.6% noncontrolling interests and preferred stock of subsidiaries.
Cash flows from operations for our 100%-owned and majority-owned businesses are stable given that approximately 90% of revenues are derived from fee-based services, of which most are regulated. However, total operating cash flows are subject to a number of factors, including, but not limited to, earnings sensitivities to weather, commodity prices, distributions from our equity investments and the timing of cost recoveries pursuant to regulatory approvals. See Part I. Item 1A. Risk Factors for further discussion.
Cash distributions from our equity investment, DCP Midstream, can fluctuate, mostly as a result of earnings sensitivities to commodity prices, as well as its level of capital expenditures and other investing activities. DCP Midstream funds its operations and investing activities mostly from its operating cash flows, third-party debt and equity transactions associated with DCP Partners. DCP Midstream is required to make quarterly tax distributions to us based on allocated taxable income. In addition to tax distributions, periodic distributions are determined by DCP Midstream’s board of directors based on its earnings, operating cash flows and other factors, including capital expenditures and other investing activities, commodity prices outlook and the credit environment. We received no tax or periodic distributions from DCP Midstream during 2015. We received total tax and periodic distributions from DCP midstream of $237 million in 2014 and $215 million in 2013. These distributions are classified within Operating Cash Flows. We continue to assess the effect of sustained lower commodity prices and other activities at DCP Midstream on cash expected to be received from DCP Midstream and adjust our expansion or other activities as necessary.
In addition, cash flows from our Canadian operations are generally used to fund the ongoing Canadian businesses and future Canadian growth. At December 31, 2015, $131 million of Cash and Cash Equivalents was held by our Canadian subsidiaries. Historically, we have reinvested a substantial portion of our Canadian operations’ earnings in Canada. Earnings not needed by our Canadian operations have been distributed to Spectra Energy Corp (the U.S. parent) with minimal incremental U.S. tax liability. We anticipate continued substantial reinvestment of our future Canadian earnings in Canada; however, future distributions to Spectra Energy Corp may incur incremental U.S. tax at the U.S. statutory rate without the ability to use foreign tax credits. The timing of when distributions may incur such incremental U.S. tax depends on many factors, such as the amount of future capital expansions in Canada, the tax characterization of our distributions as returns of capital or dividends, the impacts of tax planning on merger and acquisition activities and tax legislation at the time of the distributions.
As we execute on our strategic objectives around organic growth and expansion projects, expansion expenditures are expected to approximate $3.7 billion in 2016 and $2.2 billion in 2017, excluding contributions from noncontrolling interests. The timing and extent of these expenditures are likely to vary significantly from year to year, depending mostly on general economic conditions and market requirements. Given that we expect to continue to pursue expansion and earnings growth opportunities over the next several years and also given the scheduled maturities of our existing debt instruments, capital resources will continue to include long-term borrowings and possibly securing additional sources of capital including debt and/or equity securities. We remain committed to maintaining a capital structure and liquidity profile that continue to support an investment-grade credit rating.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Net cash provided by (used in):
Operating activities	$2,247	$2,221	$2,030
Investing activities	(2,782)	(2,003)	(3,236)
Financing activities	540	(199)	1,316
Effect of exchange rate changes on cash	(7)	(5)	(3)
Net increase (decrease) in cash and cash equivalents	(2)	14	107
Cash and cash equivalents at beginning of the period	215	201	94
Cash and cash equivalents at end of the period	$213	$215	$201
Operating Cash Flows
Net cash provided by operating activities increased $26 million to $2,247 million in 2015 compared to 2014. This change was driven mostly by changes in working capital, mostly offset by lower earnings.
Net cash provided by operating activities increased $191 million to $2,221 million in 2014 compared to 2013. This change was driven mostly by:

•	higher earnings and

•	distributions from equity investments, partially offset by

•	changes in working capital.
Investing Cash Flows
Net cash flows used in investing activities increased $779 million to $2,782 million in 2015 compared to 2014. This change was driven mostly by:

•	a $685 million net increase in capital and investment expenditures and

•	a $248 million contribution to Gulfstream used to retire debt, partially offset by

•
a $396 million distribution received from Gulfstream with proceeds from a Gulfstream debt offering in 2015, compared to a $200 million distribution from SESH with proceeds from a SESH debt offering in 2014.

Net cash flows used in investing activities decreased $1,233 million to $2,003 million in 2014 compared to 2013. This change was driven mostly by:

•	a $1,254 million net cash outlay for the acquisition of Express-Platte in March 2013 and

•	a $179 million increase in distributions from equity investments in 2014, comprised mostly of a $200 million distribution from SESH with proceeds from a SESH debt offering, partially offset by

•	$6 million of net purchases of available-for-sale securities in 2014 compared to $146 million of net proceeds in 2013 and

•	a $28 million increase in capital and investment expenditures in 2014. Capital and investment expenditures include a $189 million investment in SESH, used by SESH to retire debt.
Capital and Investment Expenditures by Business Segment
Capital and investment expenditures are detailed by business segment in the following table. Capital and investment expenditures presented below include expenditures from continuing operations.

	Years Ended December 31,
	2015	2014	2013
	(in millions)
Spectra Energy Partners (a,b)	$2,007	$1,241	$1,299
Distribution	544	427	357
Western Canada Transmission & Processing	360	473	561
Total reportable segments	2,911	2,141	2,217
Other	61	146	42
Total consolidated	$2,972	$2,287	$2,259
_____ ___

(a)	Excludes the $1,254 million net cash outlay for the acquisition of Express-Platte in March 2013. See Note 3 of Notes to Consolidated Financial Statements for further discussions.

(b)	Excludes a $71 million loan to an equity investment in 2013.
In March 2013, we acquired Express-Platte for $1.5 billion, consisting of $1.25 billion in cash and $260 million of acquired debt, before working capital adjustments. The acquisition was primarily funded through the issuance of stock in 2012 and debt. See Note 3 of Notes to Consolidated Financial Statements for further discussion of the acquisition of Express-Platte.
Capital and investment expenditures for 2015 totaled $2,972 million and included $2,281 million for expansion projects, $691 million for maintenance and other projects.
We project 2016 capital and investment expenditures of approximately $4.3 billion, consisting of approximately $2.7 billion for Spectra Energy Partners, $0.9 billion for Distribution and $0.7 billion for Western Canada Transmission & Processing. Total projected 2016 capital and investment expenditures include approximately $3.7 billion of expansion capital expenditures and $0.6 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. These capital and investment expenditures related to expansion exclude contributions from noncontrolling interests.
Capital expansion projects are developed and executed using results-proven project management processes. We evaluate the strategic fit and commercial and execution risks, and continuously measure performance compared to plan. Ongoing communications between project teams and senior leadership ensure we maintain the right focus and deliver the expected results.
Expansion capital expenditures included several key projects placed into service in 2015, including:

•
OPEN - A 550 million cubic feet per day (MMcf/d) expansion of the Texas Eastern pipeline system consisting of new pipeline, a new compressor station and other associated facility upgrades. The project is designed to transport gas produced in the Utica Shale and Marcellus Shale to U.S. markets in the Midwest, Southeast and Gulf Coast. The project was placed in-service during the second half of 2015.

•
SESH Dentville - Installation of a single compressor located near the SESH/Texas Eastern Interconnect to maintain deliveries from Texas Eastern into SESH with changing pressure profile on Texas Eastern due to mainline expansion projects. Additional capacity range of 474 MMcf/d max, 102.2 MMcf/d min. The project was placed in-service during the fourth quarter of 2015.

•
Uniontown to Gas City - The project provides shippers with 425 MMcf/d of firm transportation service from the supply-rich area west of Uniontown, Pennsylvania to a new delivery meter with Panhandle Eastern Pipe Line near Gas City, Indiana for further redelivery to markets in the Midwest. Five shippers combine to contract for the full 425 MMcf/d of capacity under the project. The project was placed in-service during the third quarter of 2015.

•
Bobcat Storage Expansion (Phase I and II) - The project as a whole is designed to expand the storage capacity and capabilities of Bobcat Gas Storage facility. Development of Cavern Well 5 increases the working gas capacity to 5.6 BCF and was placed in-service during the fourth quarter of 2015.

•
2015 Dawn to Parkway - A 397 MMcf/d expansion of the Dawn to Parkway transmission system that consisted of the Parkway West project which includes the development of a new Greenfield compressor site west of Toronto and the installation of two new compressors and associated infrastructure, the Parkway C and D compressor units and the Brantford-Kirkwall 48 inch pipeline loop.

Significant 2016 expansion projects expenditures are expected to include:

•
AIM - A 342 MMcf/d expansion of the Algonquin system consisting of replacement pipeline, new pipeline, new and modified meter station facilities and additional compression at existing stations. The project is designed to transport gas from existing interconnects in New Jersey and New York to LDC markets in the northeast. In-service is scheduled by the second half of 2016.

•
Ozark Conversion - The project includes abandonment of portions of the Ozark Gas Transmission system from natural gas service and leasing of the abandoned lines to Magellan to transport approximately 75,000 Bbls/d of refined products. Completion of Spectra’s scope of work occurred during the third quarter of 2015. Completion of Magellan’s scope of work and system in-service is expected during the first half of 2016.

•
Gulf Market Expansion - This Texas Eastern system expansion project connects growth markets (Gulf Coast LNG and industrials) with diverse, growing shale supply. The project consists of installing reverse-compression capability at six compressor stations to provide up to 650 MMcf/d. The project will be executed in two phases. Phase 1, due to go in-service in the second half of 2016, will provide north to south compression at five stations. Phase 2, due to go in-service in the second half of 2017, will provide north to south compression at one station and new compression at one existing compressor station and one new compressor station.

•	Loudon Expansion - This project will provide a customer with 40,000 decatherms per day (Dth/d) of incremental capacity. The project is expected to be in-service during the second half of 2016.

•
Sabal Trail - 1,100 MMcf/d of new capacity to access onshore shale gas supplies. Facilities include a new 465-mile pipeline, laterals and various compressor stations. The project is expected to be in-service during the first half of 2017.

•
Salem Lateral - An expansion of the Algonquin system for delivery of 115 MMcf/d of natural gas to the Footprint Salem Harbor Power Station in Salem, Massachusetts. The project is expected to be in-service during the second half of 2016.

•
Burlington-Oakville - 290 MMcf/d of new capacity for the Burlington/Oakville market. The project consists of 7 miles of 20 inch pipe. The project is expected to be in-service during the second half of 2016.

•
2016 Dawn Parkway - A 406 MMcf/d expansion of the Dawn to Parkway transmission system consisting of 12.4 miles of 48 inch Hamilton to Milton pipeline and the installation of a new compressor and associated infrastructure at Lobo. The project is expected to be in-service during the second half of 2016.

•
2017 Dawn Parkway - A 419 MMcf/d expansion of the Dawn to Parkway transmission system consisting of the addition of a new 44,500 horsepower compressor at each of our Dawn, Lobo and Bright Compressor Stations. Service to customers is expected in the second half of 2017.

•
Express Enhancement - This project will increase system capacity by 21,000 barrels per day. Facilities include the addition of tank storage at Hardisty, AB and Buffalo, MT and additional pumps at Buffalo, MT. The project is expected to be in-service during the second half of 2016.

•
High Pine Expansion - A 240 MMcf/d expansion of the T-North pipeline system consisting of two 42 inch pipeline loops and an additional compressor unit with associated infrastructure at the Sunset Creek compressor site. The project is expected to be in-service during the second half of 2016.

•
Jackfish Lake project - Consists primarily of two 36 inch pipeline loop additions totaling approximately 22 miles in length along the existing Fort St. John Mainline that will carry up to approximately 140 MMcf/d of gas from numerous receipt points in the South Montney production area. This project is expected to be in service within the first half of 2017.

•
Reliability and Maintainability (RAM) project - Designed to enhance the performance of the T-South system to accommodate the increased base load on the system being driven by increased production in Northeast BC. This project is expected to be in service in various stages in 2016 to 2018.

Financing Cash Flows and Liquidity
Net cash provided by financing activities totaled $540 million in 2015 compared to $199 million used in financing activities in 2014. This $739 million change was driven mostly by:

•	$1,300 million of net proceeds from long-term debt in 2015, compared to net repayments of long-term debt of $156 million in 2014 and

•	$546 million proceeds from the issuance of SEP units in 2015, compared to $327 million in 2014, partially offset by

•	commercial paper redemptions of $439 million in 2015, compared to commercial paper issuances of $574 million in 2014.
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
Significant Financing Activities—2015
Debt Issuances.   The following long-term debt issuances were completed during 2015 as part of our overall financing plan to fund capital expenditures, to refinance maturing debt obligations and for other corporate purposes:

	Amount		Interest Rate	Due Date
	(in millions)
SEP	$500		3.50%	2025
SEP	500		4.50%	2045
Westcoast	222	(a)	3.77%	2025
Westcoast	37	(a)	4.79%	2041
Union Gas	152	(a)	3.19%	2025
Union Gas	190	(a)	4.20%	2044
  __________________

(a)	U.S. dollar equivalent at time of issuance.
SEP Common Unit Issuances. In March 2015, SEP entered into an equity distribution agreement under which it may sell and issue common units up to an aggregate offering price of $500 million, and in December 2015 SEP replaced the equity distribution agreement. The terms of this new equity distribution agreement are substantially similar to those in SEP’s previous agreements and allow SEP to sell and issue up to an aggregate offering price of $1 billion of common units. This at-the-market offering program allows SEP to offer and sell its common units, representing limited partner interests, at prices it deems appropriate through a sales agent. Sales of common units, if any, will be made by means of ordinary brokers’ transactions on the NYSE, in block transactions, or as otherwise agreed to between SEP and the sales agent.
SEP issued 12.0 million limited partner units to the public in 2015 under its at-the-market program and approximately 245,000 general partner units to Spectra Energy. Total net proceeds to SEP were $557 million (net proceeds to Spectra Energy were $546 million). The net proceeds were used for SEP’s general partnership purposes, which may have included debt repayments, capital expenditures and/or additions to working capital.
Westcoast Preferred Stock Issuance. On December 15, 2015, Westcoast issued 4.6 million Cumulative 5-Year Minimum Rate Reset Redeemable First Preferred Shares, Series 10 for an aggregate principal amount of 115 million Canadian dollars (approximately $84 million as of the issuance date). Net proceeds from the issuance were used to fund capital expenditures, to refinance maturing debt obligations and for other corporate purposes.

Significant Financing Activities—2014
Debt Issuances.    The following long-term debt issuances were completed during 2014:

	Amount		Interest Rate	Due Date
	(in millions)
Spectra Capital	$300		variable	2018
Westcoast	316	(a)	3.43%	2024
Union Gas	229	(a)	4.20%	2044
Union Gas	183	(a)	2.76%	2021
 __________________

(a)	U.S. dollar equivalent at time of issuance.
SEP Common Unit Issuances. SEP issued 6.4 million limited partner units to the public in 2014 under its at-the-market program and approximately 132,000 general partner units to Spectra Energy. Total net proceeds to SEP were $334 million (net proceeds to Spectra Energy were $327 million). The net proceeds were used for SEP’s general partnership purposes, which may have included debt repayments, future acquisitions, capital expenditures and/or additions to working capital.
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

Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Total Credit Facilities Capacity	Commercial Paper Outstanding at December 31, 2015	Available Credit Facilities Capacity
		(in millions)
Spectra Energy Capital, LLC (a)	2019	$1,000	$481	$519
SEP (b)	2019	2,000	476	1,524
Westcoast (c)	2019	289	6	283
Union Gas (d)	2019	361	149	212
Total		$3,650	$1,112	$2,538
  __________________

(a)
Revolving credit facility contains a covenant requiring the Spectra Energy consolidated debt-to-total capitalization ratio, as defined in the agreement, to not exceed 65%. Per the terms of the agreement, collateralized debt is excluded from the calculation of the ratio. This ratio was 59.6% at December 31, 2015.

(b)
Revolving credit facility contains a covenant that requires SEP to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreement, of 5.0 to 1 or less. As of December 31, 2015, this ratio was 3.6 to 1.

(c)
U.S. dollar equivalent at December 31, 2015. The revolving credit facility is 400 million Canadian dollars and contains a covenant that requires the Westcoast non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 35.4% at December 31, 2015.

(d)
U.S. dollar equivalent at December 31, 2015. The revolving credit facility is 500 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 67.8% at December 31, 2015.

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amounts available under the credit facilities. As of December 31, 2015, there were no letters of credit issued or revolving borrowings outstanding under the credit facilities.
Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2015, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of our Spectra Capital credit agreements require our consolidated debt-to-total-capitalization ratio, as defined in the agreement, to be 65% or lower. Per the terms of the agreement, collateralized debt is excluded from the calculation of the ratio. This ratio was 59.6% at December 31, 2015. Our equity and, as a result, this ratio, is sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations as discussed in “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk.” Based on the strength of our total capitalization as of December 31, 2015, however, it is not likely that a material adverse effect would occur as a result of a weakened Canadian dollar.
Dividends.    Our near-term objective is to increase our cash dividend by $0.14 per share, per year, through 2018. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. We declared a quarterly cash dividend of $0.405 per common share on January 05, 2016 payable on March 08, 2016 to shareholders of record at the close of business on February 12, 2016.
Other Financing Matters.    Spectra Energy Corp and Spectra Capital have an effective shelf registration statement on file with the SEC to register the issuance of unlimited amounts of various equity and debt securities. SEP has an effective shelf registration statement on file with the SEC to register the issuance of unlimited amounts of limited partner common units. SEP also has $944 million available as of December 31, 2015 for the issuance of limited partner common units under another effective shelf registration statement on file with the SEC related to its at-the-market program. Westcoast and Union Gas have an aggregate 1.7 billion Canadian dollars (approximately $1.2 billion) available as of December 31, 2015 for the issuance of debt securities in the Canadian market under their medium term note shelf prospectuses.

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
We do not have material off-balance sheet financing entities or structures, except for normal operating lease arrangements, guarantee arrangements and financings entered into by DCP Midstream and our other equity investments. For additional information on these commitments, see Notes 19 and 20 of Notes to Consolidated Financial Statements.

Contractual Obligations
We enter into contracts that require payment of cash at certain periods based on certain specified minimum quantities and prices. The following table summarizes our contractual cash obligations for each of the periods presented. The table below excludes all amounts classified as Current Liabilities on the December 31, 2015 Consolidated Balance Sheet other than Current Maturities of Long-Term Debt. It is expected that the majority of Current Liabilities will be paid in cash in 2016.
Contractual Obligations as of December 31, 2015

	Payments Due By Period
	Total	2016	2017 & 2018	2019 & 2020	2021 & Beyond
	(in millions)
Long-term debt (a)	$20,472	$1,300	$4,038	$2,635	$12,499
Operating leases (b)	334	49	80	66	139
Purchase Obligations: (c)
Firm capacity payments (d)	2,786	188	424	284	1,890
Energy commodity contracts (e)	240	227	13	—	—
Other purchase obligations (f)	532	418	58	34	22
Other long-term liabilities on the Consolidated Balance Sheet (g)	54	46	8	—	—
Total contractual cash obligations	$24,418	$2,228	$4,621	$3,019	$14,550
__________

(a)
See Note 15 of Notes to Consolidated Financial Statements. Amounts include principal payments and estimated scheduled interest payments over the life of the associated debt and capital lease obligations.

(b)	See Note 19.

(c)	Purchase obligations reflected in the Consolidated Balance Sheets have been excluded from the above table.

(d)	Includes firm capacity payments that provide us with uninterrupted firm access to natural gas transportation and storage.

(e)
Includes contractual obligations to purchase physical quantities of NGLs and natural gas. Amounts include certain hedges as defined by applicable accounting standards. For contracts where the price paid is based on an index, the amount is based on forward market prices at December 31, 2015.

(f)
Includes contracts for software and consulting or advisory services. Amounts also include contractual obligations for engineering, procurement and construction costs for pipeline projects. Amounts exclude certain open purchase orders for services that are provided on demand, where the timing of the purchase cannot be determined.

(g)
Includes estimated 2016 retirement plan contributions (see Note 23). We are unable to estimate retirement plan contributions beyond 2016 due primarily to uncertainties about market performance of plan assets. Excludes cash obligations for asset retirement activities (see Note 14) because the amount of cash flows to be paid to settle the asset retirement obligations is not known with certainty as we may use internal or external resources to perform retirement activities. Amounts also exclude reserves for litigation and environmental remediation (see Note 19) and regulatory liabilities (see Note 5) because we are uncertain as to the amount and/or timing of when cash payments will be required. Amounts also exclude deferred income taxes and investment tax credits on the Consolidated Balance Sheets since cash payments for income taxes are determined primarily by taxable income for each discrete fiscal year.

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
Within the Western Canada Transmission & Processing segment, we employ policies and procedures to manage Spectra Energy’s risks associated with Empress’ commodity price fluctuations, which may include the use of forward physical transactions as well as commodity derivatives. In 2014, we implemented a commodity hedging program at Empress and have elected to not apply cash flow hedge accounting.
DCP Midstream manages its direct exposure to market prices separate from Spectra Energy, and utilizes various risk management strategies, including the use of commodity derivatives.
We are exposed to market price fluctuations of NGLs, natural gas and oil in our Field Services segment. Based on a sensitivity analysis as of December 31, 2015 and 2014, a 10¢ per-gallon change in NGL prices would affect our annual pre-tax earnings by approximately $40 million in 2016 and $55 million in 2015 for Field Services. For the same periods, a 50¢ per-MMBtu change in natural gas prices would affect our annual pre-tax earnings by approximately $18 million and $23 million, respectively, and a $10 per-barrel change in oil prices would affect our annual pre-tax earnings by approximately $20 million and $25 million, respectively.
Within the Western Canada Transmission & Processing segment, we have NGL marketing operations with contracts to buy and sell commodities, including natural gas, NGLs and other commodities that are settled by the delivery of the commodity or cash. With respect to the Empress assets in Western Canada Transmission & Processing, a 10¢ per-gallon change in NGL prices, primarily propane prices, would affect our annual pre-tax earnings by approximately $23 million in 2016. For the same period, a 50¢ per-MMBtu change in natural gas prices would affect our annual pre-tax earnings by approximately $6 million. These estimates do not include the effects of commodity derivatives or variability in business activity that may occur as a result of such things as changes in the demand for our products or changes in plant operations. Empress is also exposed to changes in the fair value of our commodity derivatives as a result of fluctuations in the market price of NGLs. At December 31, 2015, a 10¢ per-gallon movement in underlying commodity NGL prices would affect the estimated fair value of commodity derivatives by approximately $15 million.
These hypothetical calculations consider estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices. The actual effect of commodity price changes on our earnings could be significantly different than these estimates.
See also Notes 1 and 18 of Notes to Consolidated Financial Statements.
Credit Risk
Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. Our principal customers for natural gas transmission, storage, and gathering and processing services are industrial end-users, marketers, exploration and production companies, LDCs and utilities located throughout the U.S. and Canada. Customers on the Express-Platte system are primarily refineries located in the Rocky Mountain and Midwestern states of the U.S. Other customers include oil producers and marketing entities. We have concentrations of receivables from natural gas utilities and their affiliates, industrial customers and marketers throughout these regions, as well as retail distribution customers in Canada. These concentrations of customers may affect our overall credit risk in that risk factors can negatively affect the credit quality of the entire sector. Credit risk associated with gas distribution services are primarily affected by general economic conditions in the service territory.
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
As of December 31, 2015, we had interest rate hedges in place for various purposes. We are party to “pay floating—receive fixed” interest rate swaps with a total notional amount of $2,000 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.
Based on a sensitivity analysis as of December 31, 2015, it was estimated that if short-term interest rates average 100 basis points higher (lower) in 2016 than in 2015, interest expense, net of offsetting interest income, would fluctuate by $35 million. Comparatively, based on a sensitivity analysis as of December 31, 2014, had short-term interest rates averaged 100 basis points higher (lower) in 2015 than in 2014, it was estimated that interest expense, net of offsetting interest income, would have fluctuated by approximately $32 million. These amounts were estimated by considering the effect of the hypothetical interest rates on variable-rate debt outstanding, adjusted for interest rate hedges, short term investments, and cash and cash equivalents outstanding as of December 31, 2015 and 2014.
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
To monitor our currency exchange rate risks, we use sensitivity analysis, which measures the effect of devaluation of the Canadian dollar. An average 10% devaluation in the Canadian dollar exchange rate during 2015 would have resulted in an estimated net loss on the translation of local currency earnings of approximately $24 million on our Consolidated Statement of Operations. In addition, if a 10% devaluation had occurred on December 31, 2015, the Consolidated Balance Sheet would have been negatively impacted by $356 million through a cumulative translation adjustment in AOCI and, this devaluation would result in an immaterial impact to our debt-to-total capitalization ratio. At December 31, 2015, one U.S. dollar translated into 1.38 Canadian dollars.
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
OTHER ISSUES
For information on other issues, see Notes 5 and 19 of Notes to Consolidated Financial Statements.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2015.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited and issued a report on the effectiveness of our internal control over financial reporting. Their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Spectra Energy Corp
We have audited the accompanying consolidated balance sheets of Spectra Energy Corp and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectra Energy Corp and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2016

SPECTRA ENERGY CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per-share amounts)

	Years Ended December 31,
	2015	2014	2013
Operating Revenues
Transportation, storage and processing of natural gas	$3,225	$3,291	$3,128
Distribution of natural gas	1,320	1,583	1,577
Sales of natural gas liquids	209	497	440
Transportation of crude oil	357	302	224
Other	123	230	149
Total operating revenues	5,234	5,903	5,518
Operating Expenses
Natural gas and petroleum products purchased	835	1,219	1,139
Operating, maintenance and other	1,500	1,571	1,568
Depreciation and amortization	764	796	772
Property and other taxes	353	393	373
Impairment of goodwill and other	349	—	—
Total operating expenses	3,801	3,979	3,852
Operating Income	1,433	1,924	1,666
Other Income and Expenses
Earnings (loss) from equity investments	(290)	361	445
Other income and expenses, net	114	59	124
Total other income and expenses	(176)	420	569
Interest Expense	636	679	657
Earnings Before Income Taxes	621	1,665	1,578
Income Tax Expense	161	382	419
Net Income	460	1,283	1,159
Net Income—Noncontrolling Interests	264	201	121
Net Income—Controlling Interests	$196	$1,082	$1,038
Common Stock Data
Weighted-average shares outstanding
Basic	671	671	669
Diluted	672	672	671
Earnings per share
Basic and diluted	$0.29	$1.61	$1.55
Dividends per share	$1.48	$1.375	$1.22

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Years Ended December 31,
	2015	2014	2013
Net Income	$460	$1,283	$1,159
Other comprehensive income (loss):
Foreign currency translation adjustments	(950)	(548)	(494)
Non-cash mark-to-market net gain on hedges	—	4	7
Reclassification of cash flow hedges into earnings	—	5	7
Pension and benefits impact (net of tax benefit (expense) of $1, $14 and $(88), respectively)	5	(47)	203
Other	1	—	2
Total other comprehensive income (loss)	(944)	(586)	(275)
Total Comprehensive Income (Loss), net of tax	(484)	697	884
Less: Comprehensive Income—Noncontrolling Interests	251	194	114
Comprehensive Income (Loss)—Controlling Interests	$(735)	$503	$770

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$213	$215
Receivables (net of allowance for doubtful accounts of $11 at December 31, 2015 and 2014)	806	1,336
Inventory	307	313
Fuel tracker	41	102
Other	281	366
Total current assets	1,648	2,332

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	2,592	2,966
Goodwill	4,154	4,714
Other	310	327
Total investments and other assets	7,056	8,007

Property, Plant and Equipment
Cost	29,843	29,211
Less accumulated depreciation and amortization	6,925	6,904
Net property, plant and equipment	22,918	22,307

Regulatory Assets and Deferred Debits	1,301	1,352

Total Assets	$32,923	$33,998

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share amounts)

	December 31,
	2015	2014
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$511	$458
Commercial paper	1,112	1,583
Taxes accrued	78	91
Interest accrued	179	181
Current maturities of long-term debt	652	327
Other	860	1,169
Total current liabilities	3,392	3,809

Long-term Debt	12,892	12,727

Deferred Credits and Other Liabilities
Deferred income taxes	5,445	5,405
Regulatory and other	1,323	1,401
Total deferred credits and other liabilities	6,768	6,806

Commitments and Contingencies

Preferred Stock of Subsidiaries	339	258

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 671 million shares outstanding at December 31, 2015 and 2014	1	1
Additional paid-in capital	5,053	4,956
Retained earnings	1,741	2,541
Accumulated other comprehensive (loss) income	(269)	662
Total controlling interests	6,526	8,160
Noncontrolling interests	3,006	2,238
Total equity	9,532	10,398

Total Liabilities and Equity	$32,923	$33,998

See Notes to Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$460	$1,283	$1,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	778	809	787
Impairment charges	349	—	—
Deferred income tax expense	88	388	421
(Earnings) loss from equity investments	290	(361)	(445)
Distributions from equity investments	161	380	324
Decrease (increase) in
Receivables	141	(9)	(94)
Inventory	(40)	(106)	17
Other current assets	43	(143)	(88)
Increase (decrease) in
Accounts payable	26	25	(2)
Taxes accrued	23	28	(8)
Other current liabilities	(15)	3	101
Other, assets	(106)	(33)	(111)
Other, liabilities	49	(43)	(31)
Net cash provided by operating activities	2,247	2,221	2,030
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,848)	(2,028)	(1,947)
Investments in and loans to unconsolidated affiliates	(124)	(259)	(312)
Acquisitions, net of cash acquired	—	—	(1,254)
Purchases of held-to-maturity securities	(668)	(790)	(985)
Proceeds from sales and maturities of held-to-maturity securities	695	815	1,023
Purchases of available-for-sale securities	(95)	(13)	(5,878)
Proceeds from sales and maturities of available-for-sale securities	87	7	6,024
Distributions from equity investments	451	266	87
Distribution to equity investment	(248)	—	(71)
Repayment of loan to equity investment	—	—	71
Other changes in restricted funds	(33)	(1)	2
Other	1	—	4
Net cash used in investing activities	(2,782)	(2,003)	(3,236)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,585	1,028	4,372
Payments for the redemption of long-term debt	(285)	(1,184)	(2,139)
Net increase (decrease) in commercial paper	(439)	574	(206)
Distributions to noncontrolling interests	(198)	(175)	(144)
Contributions from noncontrolling interests	248	145	23
Proceeds from the issuance of Spectra Energy Partners, LP common units	546	327	214
Proceeds from the issuance of Westcoast Energy, Inc. preferred stock	84	—	—
Dividends paid on common stock	(996)	(925)	(821)
Other	(5)	11	17
Net cash provided by (used in) financing activities	540	(199)	1,316
Effect of exchange rate changes on cash	(7)	(5)	(3)
Net increase (decrease) in cash and cash equivalents	(2)	14	107
Cash and cash equivalents at beginning of period	215	201	94
Cash and cash equivalents at end of period	$213	$215	$201
Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$623	$684	$625
Net cash paid (refunds received) for income taxes	29	(8)	43
Property, plant and equipment non-cash accruals	192	125	112
See Notes to Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Noncontrolling Interests	Total
				Foreign Currency Translation Adjustments	Other
December 31, 2012	$1	$5,297	$2,165	$2,044	$(535)	$871	$9,843
Net income	—	—	1,038	—	—	121	1,159
Other comprehensive income (loss)	—	—	—	(487)	219	(7)	(275)
Dividends on common stock	—	—	(820)	—	—	—	(820)
Stock-based compensation	—	19	—	—	—	—	19
Distributions to noncontrolling interests	—	—	—	—	—	(144)	(144)
Contributions from noncontrolling interests	—	—	—	—	—	23	23
Spectra Energy common stock issued	—	23	—	—	—	—	23
Spectra Energy Partners, LP common units issued	—	42	—	—	—	147	189
Transfer of interests in subsidiaries to Spectra Energy Partners, LP	—	(511)	—	—	—	817	306
Other, net	—	(1)	—	—	—	1	—
December 31, 2013	1	4,869	2,383	1,557	(316)	1,829	10,323
Net income	—	—	1,082	—	—	201	1,283
Other comprehensive loss	—	—	—	(541)	(38)	(7)	(586)
Dividends on common stock	—	—	(924)	—	—	—	(924)
Stock-based compensation	—	19	—	—	—	—	19
Distributions to noncontrolling interests	—	—	—	—	—	(175)	(175)
Contributions from noncontrolling interests	—	—	—	—	—	145	145
Spectra Energy common stock issued	—	11	—	—	—	—	11
Spectra Energy Partners, LP common units issued	—	49	—	—	—	248	297
Transfer of interests in subsidiaries to Spectra Energy Partners, LP	—	3	—	—	—	(1)	2
Other, net	—	5	—	—	—	(2)	3
December 31, 2014	1	4,956	2,541	1,016	(354)	2,238	10,398
Net income	—	—	196	—	—	264	460
Other comprehensive income (loss)	—	—	—	(937)	6	(13)	(944)
Dividends on common stock	—	—	(996)	—	—	—	(996)
Stock-based compensation	—	21	—	—	—	—	21
Distributions to noncontrolling interests	—	—	—	—	—	(200)	(200)
Contributions from noncontrolling interests	—	—	—	—	—	248	248
Spectra Energy common stock issued	—	3	—	—	—	—	3
Spectra Energy Partners, LP common units issued/retired	—	(105)	—	—	—	635	530
Transfer of interests in subsidiaries	—	166	—	—	—	(166)	—
Other, net	—	12	—	—	—	—	12
December 31, 2015	$1	$5,053	$1,741	$79	$(348)	$3,006	$9,532

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
Nature of Operations. Spectra Energy Corp, through its subsidiaries and equity affiliates, owns and operates a large and diversified portfolio of complementary natural gas-related energy assets, and owns and operates a crude oil pipeline system that connects Canadian and U.S. producers to refineries in the U.S. Rocky Mountain and Midwest regions. We currently operate in three key areas of the natural gas industry: gathering and processing, transmission and storage, and distribution. We provide transmission and storage of natural gas to customers in various regions of the northeastern and southeastern U.S., the Maritime Provinces in Canada, the Pacific Northwest in the U.S. and Canada, and in the province of Ontario, Canada. We also provide natural gas sales and distribution services to retail customers in Ontario, and natural gas gathering and processing services to customers in western Canada. We also own a 50% interest in DCP Midstream, LLC (DCP Midstream), based in Denver, Colorado, one of the leading natural gas gatherers in the U.S. and one of the largest U.S. producers and marketers of natural gas liquids (NGLs).
Basis of Presentation. The accompanying Consolidated Financial Statements include our accounts and the accounts of our majority-owned subsidiaries, after eliminating intercompany transactions and balances.

Use of Estimates. To conform with generally accepted accounting principles (GAAP) in the U.S., we make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Although these estimates are based on our best available knowledge at the time, actual results could differ.
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
Foreign Currency Translation. The Canadian dollar has been determined to be the functional currency of our Canadian operations based on an assessment of the economic circumstances of those operations. Assets and liabilities of our Canadian operations are translated into U.S. dollars at current exchange rates. Translation adjustments resulting from fluctuations in exchange rates are included as a separate component of Other Comprehensive Income on the Consolidated Statements of Comprehensive Income. Revenue and expense accounts of these operations are translated at average monthly exchange rates prevailing during the periods. Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur. Foreign currency transaction losses totaled $6 million in 2015, and gains totaled $3 million in 2014 and $1 million in 2013, and are included in Other Income and Expenses, Net on the Consolidated Statements of Operations. Deferred U.S. taxes related to translation gains and losses have not been provided on those Canadian operations where we expect the earnings to be indefinitely reinvested.
Revenue Recognition. Revenues from the transmission, storage, processing, distribution and sales of natural gas, from the sales of NGLs and from the transportation and storage of crude oil are generally recognized when either the service is provided or the product is delivered. Revenues related to these services provided or products delivered but not yet billed are estimated each month. These estimates are generally based on contract data, regulatory information, estimated distribution usage based on historical data adjusted for heating degree days, commodity prices and preliminary throughput and allocation measurements. Final bills for the current month are billed and collected in the following month. Differences between actual and estimated unbilled revenues are immaterial. There were no customers accounting for 10% or more of consolidated revenues during 2015, 2014 or 2013. We also have certain customer contracts with billed amounts that decline annually over the terms of the contracts. Differences between the amounts billed and recognized are deferred on the Consolidated Balance Sheets.
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
Pension and Other Post-Retirement Benefits. We fully recognize the overfunded or underfunded status of our consolidating subsidiaries’ pension and other post-retirement benefit plans as Investments and Other Assets—Other, Current Liabilities—Other or Deferred Credits and Other Liabilities—Regulatory and Other in the Consolidated Balance Sheets, as appropriate. A plan’s funded status is the difference between the fair value of plan assets and the plan’s projected benefit obligation. We record deferred plan costs and income (unrecognized losses and gains, and unrecognized prior service costs and credits) in Accumulated Other Comprehensive Income (AOCI) on the Consolidated Statements of Equity, until they are amortized and recognized as a component of benefit expense within Operating, Maintenance and Other in the Consolidated Statements of Operations. See Note 23 for further discussion.

Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of certain new regulated facilities, consists of two components, an equity component and an interest expense component. The equity component is a non-cash item. After construction is completed, we are permitted to recover these costs through inclusion in the rate base and in the depreciation provision. AFUDC is capitalized as a component of Property, Plant and Equipment—Cost in the Consolidated Balance Sheets, with offsetting credits to the Consolidated Statements of Operations through Other Income and Expenses, Net for the equity component and Interest Expense for the interest expense component. The total amount of AFUDC included in the Consolidated Statements of Operations was $143 million in 2015 (an equity component of $111 million and an interest expense component of $32 million), $72 million in 2014 (an equity component of $53 million and an interest expense component of $19 million) and $155 million in 2013 (an equity component of $105 million and an interest expense component of $50 million).
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
Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less at the date of acquisition are considered cash equivalents, except for the investments that were pledged as collateral against long-term debt as discussed in Note 15 and any investments that are considered restricted funds.
Inventory. Inventory consists of natural gas and NGLs held in storage for transmission and processing, and also includes materials and supplies. Natural gas inventories primarily relate to the Distribution segment in Canada and are valued at costs approved by the regulator, the Ontario Energy Board (OEB). The difference between the approved price and the actual cost of gas purchased is recorded in either Fuel Tracker or Other Current Liabilities, as appropriate, for future disposition with customers, subject to approval by the OEB. The remaining inventory is recorded at the lower of cost or market, primarily using average cost.
Natural Gas Imbalances. The Consolidated Balance Sheets include in-kind balances as a result of differences in gas volumes received and delivered for customers. Since settlement of certain imbalances is in-kind, changes in their balances do not have an effect on our Consolidated Statements of Cash Flows. Receivables include $291 million and $642 million as of December 31, 2015 and December 31, 2014, respectively, and Other Current Liabilities include $287 million and $634 million as of December 31, 2015 and December 31, 2014, respectively, related to gas imbalances. Most natural gas volumes owed to or by us are valued at natural gas market index prices as of the balance sheet dates.
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
Goodwill. We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. In 2015 we recorded a goodwill impairment charge of $270 million for British Columbia (BC) Field Services and $63 million for Empress NGL operations associated with the Westcoast Energy, Inc. (Westcoast) acquisition in 2002. No impairments of goodwill were recorded in 2014 or 2013. See Note 11 for further discussion.
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
Segment Reporting. Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided certain criteria are met. There is no such aggregation within our defined business segments. A description of our reportable segments, consistent with how business results are reported internally to management, and the disclosure of segment information is presented in Note 4.
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

Distributions from Equity Investments. We consider distributions received from equity investments which do not exceed cumulative equity in earnings subsequent to the date of investment to be a return on investment and classify these amounts as Cash Flows From Operating Activities within the accompanying Consolidated Statements of Cash Flows. Cumulative distributions received in excess of cumulative equity in earnings subsequent to the date of investment are considered to be a return of investment and are classified as Cash Flows From Investing Activities.
New Accounting Pronouncements. The following new Accounting Standards Updates (ASUs) were adopted during 2015 and the effect of such adoption has been presented in the accompanying Consolidated Financial Statements:
In April 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, and disclosure of pretax profit or loss of certain individually significant components of an entity that do not qualify for discontinued operations reporting. This ASU was effective for us on January 1, 2015 and did not have a material impact on our consolidated results of operations, financial position or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge asset. We adopted this standard on December 31, 2015. The adoption of this ASU resulted in the retrospective adjustment of the December 31, 2014 Consolidated Balance Sheet, which resulted in the presentation of $42 million of debt issuance costs previously reported in Regulatory Assets and Deferred Debits as a reduction of Long-term Debt on our Consolidated Balance Sheet. In addition, $46 million of debt issuance costs are presented as a reduction of Long-term Debt on our December 31, 2015 Consolidated Balance Sheet.
In November 2015, the FASB issued ASU No. 2015-17, “Accounting for Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This ASU simplifies the balance sheet presentation of deferred income taxes by requiring deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. We adopted this standard on December 31, 2015 and applied it prospectively. The adoption of this ASU did not have a material impact on our consolidated results of operations, financial position, or cash flow.
Pending. The following new accounting pronouncements have been issued but not yet adopted:
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require us to revise our documentation regarding the consolidation or deconsolidation of such entities. This ASU is effective for us on January 1, 2016 and is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. This ASU is effective for us January 1, 2016 and is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.
In July 2015, the FASB decided to defer the effective date of the revenue standard ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” for one year and to permit entities to early adopt the standard as of the original effective date. ASU No. 2014-09 supersedes the revenue recognition requirements of “Revenue Recognition (Topic 605)” and clarifies the principles of recognizing revenue. This ASU is effective for us January 1, 2018. We are currently evaluating this ASU and its potential impact on us.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” to simplify accounting for adjustments made to provisional amounts recognized in a business combination and to eliminate the retrospective accounting for those adjustments. This ASU is effective for us January 1, 2016 and is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments--Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the classification and measurement of financial instruments. Changes primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. This ASU is effective for us beginning after December 15, 2017. Early adoption is not permitted. We are currently evaluating this ASU and its potential impact on us.
2014. There were no significant accounting pronouncements issued during 2014 that had a material impact on our consolidated results of operations, financial position or cash flows.
2013. There were no significant accounting pronouncements issued during 2013 that had a material impact on our consolidated results of operations, financial position or cash flows.
2. Spectra Energy Partners, LP
SEP is our natural gas infrastructure and crude oil pipeline master limited partnership. As of December 31, 2015, Spectra Energy owned 78% of SEP, including a 2% general partner interest.
Sand Hills and Southern Hills. On October 30, 2015, Spectra Energy acquired SEP’s 33.3% ownership interests in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills). In consideration for this transaction, SEP retired 21,560,000 of our limited partner units and 440,000 of our general partner units in SEP. This will result in the reduction of any associated distribution payable to Spectra Energy, beginning in 2016. There will also be a reduction in the aggregate quarterly distributions, if any, to Spectra Energy (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters, which commenced with the quarter ending on December 31, 2015 and will end with the quarter ending on September 30, 2018.
U.S. Assets Dropdown. In 2013, Spectra Energy entered into a contribution agreement with SEP (the Contribution Agreement), pursuant to which Spectra Energy agreed to contribute to SEP substantially all of Spectra Energy’s interests in its subsidiaries that own U.S. transmission and storage and liquids assets, including its remaining 60% interest in the U.S. portion of Express-Platte, and to assign to SEP its interests in certain related contracts (collectively, the U.S. Assets Dropdown).
In 2013, Spectra Energy completed the closing of substantially all of the U.S. Assets Dropdown. This first of three planned transactions consisted of all the contributed entities contemplated in the Contribution Agreement, excluding a 25.05% ownership interest in Southeast Supply Header, LLC (SESH) and a 1% ownership interest in Steckman Ridge, LP (Steckman Ridge). Consideration to Spectra Energy for the 2013 closing included $2.3 billion in cash, assumption by SEP (indirectly by acquisition of the contributed entities) of approximately $2.4 billion of third-party indebtedness of the contributed entities, 167.6 million newly issued SEP limited partner units and 3.4 million newly issued general partner units. This transfer of assets between entities under common control resulted in a decrease to Additional Paid-in Capital of $733 million ($458 million net of tax) and an increase to Equity—Noncontrolling Interests of $733 million on the Consolidated Balance Sheet in 2013. The change in Equity—Noncontrolling Interests primarily represents the public unitholders’ share of the increase in SEP’s equity as a result of the issuance of additional units to Spectra Energy, less the effects of the resulting decrease in the public unitholders’ ownership percentage of SEP. Spectra Energy’s ownership in SEP increased as a result of the transaction.
In November 2014, Spectra Energy completed the second of three planned transactions related to the U.S Assets Dropdown. This transaction consisted of contributing an additional 24.95% ownership interest in SESH and the remaining 1% interest in Steckman Ridge to SEP. Consideration to Spectra Energy was approximately 4.3 million newly issued SEP common units. Also, in connection with this transaction, SEP issued approximately 86,000 of newly issued general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy’s 2% general partner interest in SEP. This transfer of assets between entities under common control resulted in a decrease to Additional Paid-in Capital of $29 million ($16 million net of tax) and an increase to Equity—Noncontrolling Interests of $29 million on the Consolidated Balance Sheet in 2014. The change in Equity—Noncontrolling Interests primarily represents the public unitholders’ share of the increase in SEP’s equity as a result of the issuance of additional units to Spectra Energy, less the effects of the resulting decrease in the public unitholders’ ownership percentage of SEP. Spectra Energy’s ownership in SEP increased as a result of the transaction.
On November 4, 2015, the third, and final, transaction related to the U.S. Assets Dropdown occurred. Spectra Energy contributed the remaining 0.1% interest in SESH to SEP. Total consideration to Spectra Energy was 17,114 newly issued SEP common units. Also, in connection with this third transaction, SEP issued 342 general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy's 2% general partner interest in SEP.

The contributed assets provide transportation and storage of natural gas, crude oil, and natural gas liquids for customers in various regions of the U.S. and in Alberta, Canada. The contributed assets included after all stages of the U.S. Assets Dropdown consisted of:

• a 100% ownership interest in Texas Eastern Transmission, LP (Texas Eastern)
• a 100% ownership interest in Algonquin Gas Transmission, LLC (Algonquin)
• Spectra Energy’s remaining 60% ownership interest in the U.S. portion of Express-Platte
• Spectra Energy’s remaining 38.77% ownership interest in Maritimes & Northeast Pipeline, L.L.C.
• a 33.3% ownership interest in Sand Hills
• a 33.3% ownership interest in Southern Hills
• Spectra Energy’s remaining 1% ownership interest in Gulfstream Natural Gas System, LLC (Gulfstream)
• a 50% ownership interest in SESH
• a 100% ownership interest in Bobcat Gas Storage
• Spectra Energy’s remaining 50% of Market Hub Partners Holding
• a 50% ownership interest in Steckman Ridge
• Texas Eastern’s and Express-Platte’s storage facilities
Express-Platte. In August 2013, Spectra Energy contributed a 40% interest in the U.S. portion of Express-Platte and sold a 100% ownership interest in the Canadian portion to SEP. Aggregate consideration for the transactions consisted of $410 million in cash and 7.2 million of newly issued SEP partnership units. This transfer of assets between entities, under common control, resulted in a decrease to Additional Paid-in Capital of $84 million ($53 million net of tax) and an increase to Equity—Noncontrolling Interest of $84 million. The change in Equity—Noncontrolling Interests primarily represents the public unitholders’ share of the increase in SEP equity as a result of the issuance of additional units to Spectra Energy, less the effects of the resulting decrease in the public unitholders’ ownership percentage.
Sales of SEP Common Units. SEP has entered into equity distribution agreements for its at-the-market offering program, pursuant to which SEP may offer and sell, through sales agents, common units representing limited partner interests at prices it deems appropriate having aggregate offering prices ranging from $400 million to up to $1 billion. Sales of common units, if any, will be made by means of ordinary brokers’ transactions on the New York Stock Exchange, in block transactions, or as otherwise agreed to between SEP and the sales agent. SEP intends to use the net proceeds from sales under the program for general partnership purposes, which may include debt repayment, future acquisitions and capital expenditures. Under this program SEP issued 12.0 million, 6.4 million and 0.6 million common units to the public in 2015, 2014 and 2013, respectively, for total net proceeds of $546 million, $327 million and $24 million, respectively. In 2015 and 2014, SEP also issued 245,000 and 132,000 general partner units, respectively, to Spectra Energy.
In 2013, SEP issued 5.2 million common units to the public, representing limited partner interests, and 0.1 million general partner units to Spectra Energy. Total net proceeds to SEP were $193 million (net proceeds to Spectra Energy were $190 million). Net proceeds to SEP were temporarily invested in restricted available-for-sale securities until the U.S. Assets Dropdown, at which time the funds were used to pay for a portion of the dropdown transaction. In connection with the sale of the units, a $61 million gain ($38 million net of tax) to Additional Paid-in Capital and a $128 million increase in Equity—Noncontrolling Interests were recorded in 2013.
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
Sand Hills and Southern Hills. On October 30, 2015 Spectra Energy acquired SEP’s 33.3% ownership interests in Sand Hills and Southern Hills. In consideration for this transaction, SEP retired 21,560,000 of our limited partner units and 440,000 of our general partner units in SEP. See Note 2 for further discussion. This transfer of assets between entities under common control resulted in an increase to Additional Paid-in Capital of $166 million and a decrease to Equity-Noncontrolling Interests of $166 million on the Consolidated Balance Sheet in 2015. The change in Equity-Noncontrolling Interests primarily represents the public unitholders’ share of the decrease in SEP’s equity as a result of the retirement of units previously held by us, less the effects of the resulting increase in the public unitholders’ ownership percentage of SEP. Spectra Energy’s ownership in SEP decreased as a result of the transaction.

In 2013, subsidiaries of Spectra Energy contributed their 33.3% direct interests in Sand Hills and Southern Hills to SEP in connection with the U.S. Assets Dropdown. At the time of this contribution, DCP Midstream Partners, LP (DCP Partners), DCP Midstream’s master limited partnership, and Phillips 66 also each owned direct one-third ownership interests in the two pipelines. The Sand Hills pipeline provides NGL transportation from the Permian and Eagle Ford basins to the premium NGL markets on the Gulf Coast. The Southern Hills pipeline provides NGL transportation from the Midcontinent to Mont Belvieu, Texas. See Note 2 for further discussion.
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
The following table summarizes the fair values of the assets and liabilities acquired as of the date of the acquisition:

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
Dispositions. As discussed above, on October 30, 2015 we acquired SEP’s 33.3% ownership interests in Sand Hills and Southern Hills. We immediately contributed our 33.3% interests in Sand Hills and Southern Hills to DCP Midstream. The contribution is reflected as a non-cash transaction in the statement of cash flows. After this contribution, DCP Midstream and DCP Partners each hold a direct one-third ownership interest in the two pipelines. The remaining one-third direct ownership interest continues to be held by Phillips 66. In consideration for this transaction, we increased our basis in the net equity of DCP Midstream and retained our 50% ownership interest.

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
Our CODM regularly reviews financial information about each of these segments in deciding how to allocate resources and evaluate performance. There is no aggregation within our reportable business segments.
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
Western Canada Transmission & Processing provides transmission of natural gas, natural gas gathering and processing services, and NGL extraction, fractionation, transportation, storage and marketing to customers in western Canada, the northern tier of the U.S. and the Maritime Provinces in Canada. This segment conducts business mostly through BC Pipeline, BC Field Services, Empress NGL operations, Canadian Midstream, and Maritimes & Northeast Pipeline Limited Partnership (M&N Canada). BC Pipeline, BC Field Services and M&N Canada operations are primarily subject to the rules and regulations of the NEB.
Field Services gathers, compresses, treats, processes, transports, stores and sells natural gas, produces, fractionates, transports, stores and sells NGLs, recovers and sells condensate, and trades and markets natural gas and NGLs. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by Phillips 66. DCP Midstream gathers raw natural gas through gathering systems connecting to several interstate and intrastate natural gas and NGL pipeline systems, one natural gas storage facility and one NGL storage facility. DCP Midstream operates in a diverse number of regions, including the Permian Basin, Eagle Ford, Niobrara/DJ Basin and the Midcontinent. DCP Partners is a publicly traded master limited partnership, of which DCP Midstream acts as general partner. As of December 31, 2015, DCP Midstream had an approximate 21% ownership interest in DCP Partners, including DCP Midstream’s limited partner and general partner interests.
Our reportable segments offer different products and services and are managed separately as business units. Management evaluates segment performance based on earnings before interest, taxes, depreciation and amortization (EBITDA). Cash, cash equivalents and short-term investments are managed at the parent-company levels, so the associated gains and losses from foreign currency transactions and interest and dividend income are excluded from the segments’ EBITDA. Our segment EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner. Transactions between reportable segments are accounted for on the same basis as transactions with unaffiliated third parties.

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues	Segment EBITDA/ Consolidated Earnings before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures (a,b)	Assets
	(in millions)
2015
Spectra Energy Partners	$2,455	$—	$2,455	$1,905	$297	$2,007	$18,983
Distribution	1,527	—	1,527	473	176	544	5,209
Western Canada Transmission & Processing	1,242	43	1,285	491	243	360	5,909
Field Services	—	—	—	(461)	—	—	1,660
Total reportable segments	5,224	43	5,267	2,408	716	2,911	31,761
Other	10	63	73	(384)	48	61	1,226
Eliminations	—	(106)	(106)	—	—	—	(64)
Depreciation and amortization	—	—	—	764	—	—	—
Interest expense	—	—	—	636	—	—	—
Interest income and other (c)	—	—	—	(3)	—	—	—
Total consolidated	$5,234	$—	$5,234	$621	$764	$2,972	$32,923
2014
Spectra Energy Partners	$2,269	$—	$2,269	$1,669	$290	$1,241	$17,850
Distribution	1,843	—	1,843	552	192	427	6,055
Western Canada Transmission & Processing	1,781	121	1,902	754	271	473	6,913
Field Services	—	—	—	217	—	—	1,345
Total reportable segments	5,893	121	6,014	3,192	753	2,141	32,163
Other	10	62	72	(58)	43	146	1,893
Eliminations	—	(183)	(183)	—	—	—	(58)
Depreciation and amortization	—	—	—	796	—	—	—
Interest expense	—	—	—	679	—	—	—
Interest income and other (c)	—	—	—	6	—	—	—
Total consolidated	$5,903	$—	$5,903	$1,665	$796	$2,287	$33,998
2013
Spectra Energy Partners	$1,964	$1	$1,965	$1,433	$263	$1,299	$16,783
Distribution	1,848	—	1,848	574	199	357	6,000
Western Canada Transmission & Processing	1,694	73	1,767	736	272	561	7,157
Field Services	—	—	—	343	—	—	1,365
Total reportable segments	5,506	74	5,580	3,086	734	2,217	31,305
Other	12	60	72	(86)	38	42	2,680
Eliminations	—	(134)	(134)	—	—	—	(499)
Depreciation and amortization	—	—	—	772	—	—	—
Interest expense	—	—	—	657	—	—	—
Interest income and other (c)	—	—	—	7	—	—	—
Total consolidated	$5,518	$—	$5,518	$1,578	$772	$2,259	$33,486
__________

(a)	Excludes the $1,254 million cash outlay for the acquisition of Express-Platte in 2013, part of Spectra Energy Partners.

(b)	Excludes a $71 million loan to an equity investment in 2013 at Spectra Energy Partners.

(c)	Includes foreign currency transaction gains and losses related to segment EBITDA.

Geographic Data

	U.S.	Canada	Consolidated
	(in millions)
2015
Consolidated revenues	$2,389	$2,845	$5,234
Consolidated long-lived assets	17,549	10,979	28,528
2014
Consolidated revenues	2,212	3,691	5,903
Consolidated long-lived assets	15,834	12,715	28,549
2013
Consolidated revenues	1,926	3,592	5,518
Consolidated long-lived assets	14,963	13,247	28,210

5. Regulatory Matters
Regulatory Assets and Liabilities
We record assets and liabilities that result from the regulated ratemaking process that would not be recorded under U.S. GAAP for non-regulated entities. See Note 1 for further discussion.
The following items are reflected in the consolidated balance sheets. All regulatory assets and liabilities are excluded from rate base unless otherwise noted below.

	Recovery/Refund Period	December 31,
		2015	2014
		(in millions)
Regulatory Assets
Under-recovery of fuel costs (c)	—	$41	$44
Gas purchase costs (c)	—	—	57
Other	—	73	46
Total Regulatory Assets—Current (a)		114	147
Net regulatory asset related to income taxes (d,e)	2 years - remaining life of asset	1,215	1,271
Project development costs (d)	Through 2036	9	10
Vacation accrual (d)	Various	23	22
Deferred debt expense/premium (d)	Various	23	31
Other	Various	13	13
Total Regulatory Assets—Non Current (b)		1,283	1,347
Total Regulatory Assets		$1,397	$1,494
Regulatory Liabilities
Gas purchase costs (c)	—	$48	$—
Other (d)	—	32	59
Total Regulatory Liabilities—Current (a)		80	59
Removal costs (d)	Exceeds remaining life of asset	258	326
Pipeline rate credit	Life of associated liability	24	25
Other (d)	Various	23	20
Total Regulatory Liabilities—Non Current (b)		305	371
Total Regulatory Liabilities		$385	$430
________

(a)	Included in Inventory, Fuel Tracker, Current Assets—Other or Current Liabilities—Other.

(b)	Included in Regulatory Assets and Deferred Debits or Deferred Credits and Other Liabilities—Regulatory and Other.

(c)	Includes costs settled in cash annually through transportation rates in accordance with FERC and/or OEB gas tariffs.

(d)	All or a portion of the balance is included in rate base.

(e)	All amounts are expected to be included in future rate filings.
Union Gas. Union Gas has regulatory assets of $291 million as of December 31, 2015 and $303 million as of December 31, 2014 related to deferred income tax liabilities. Under the current OEB-authorized rate structure, income tax costs are recovered in rates based on the current income tax payable and do not include accruals for deferred income tax. However, as income taxes become payable as a result of the reversal of timing differences that created the deferred income taxes, it is expected that rates will be adjusted to recover these taxes. Since substantially all of these timing differences are related to property, plant and equipment costs, recovery of these regulatory assets is expected to occur over the life of those assets.
Union Gas has regulatory liabilities associated with plant removal costs of $258 million as of December 31, 2015 and $322 million as of December 31, 2014. These regulatory liabilities represent collections from customers under approved rates for future asset removal activities that are expected to occur associated with its regulated facilities.
In addition, Union Gas has regulatory liabilities of $48 million as of December 31, 2015 and regulatory assets of $57 million as of December 31, 2014 representing gas cost collections from customers under approved rates that vary from actual cost of gas for the associated periods. Union Gas files an application quarterly with the OEB to ensure that customers’ rates are updated to reflect published forward-market prices. The difference between the approved and the actual cost of gas is deferred for future repayment to or refund from customers.
BC Pipeline and BC Field Services. The BC Pipeline and BC Field Services businesses in western Canada have regulatory assets of $727 million as of December 31, 2015 and $795 million as of December 31, 2014 related to deferred income tax liabilities. Under the current NEB-authorized rate structure, income tax costs are recovered in tolls based on the current income tax payable and do not include accruals for deferred income tax. However, as income taxes become payable as a result of the reversal of timing differences that created the deferred income taxes, it is expected that transportation and field services tolls will be adjusted to recover these taxes. Since most of these timing differences are related to property, plant and equipment costs, this recovery is expected to occur over the life of those assets.
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
Rate Related Information
Union Gas. In December 2015, Union Gas filed an application with the OEB for the disposition of the 2014 energy conservation deferral and variance account balances. As a result of this application, Union Gas has a receivable from customers of approximately $8 million as of December 31, 2015 and $9 million as of December 31, 2014, which is reflected as Current Assets—Other on the Consolidated Balance Sheets. A hearing and decision from the OEB is expected in 2016.
6. Income Taxes
Income Tax Expense Components

	2015	2014	2013
	(in millions)
Current income taxes
Federal	$—	$1	$(32)
State	13	3	4
Foreign	60	(10)	26
Total current income taxes	73	(6)	(2)
Deferred income taxes
Federal	145	335	353
State	(18)	(17)	69
Foreign	(39)	70	(1)
Total deferred income taxes	88	388	421
Total income tax expense	$161	$382	$419
Earnings before Income Taxes

	2015	2014	2013
	(in millions)
Domestic	$636	$1,108	$1,059
Foreign	(15)	557	519
Total earnings before income taxes	$621	$1,665	$1,578

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to Actual Income Tax Expense

	2015	2014	2013
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$217	$583	$552
State income tax, net of federal income tax effect	12	25	20
Tax differential on foreign earnings	(44)	(125)	(147)
Noncontrolling interests	(92)	(70)	(42)
Valuation allowance	1	2	(3)
Goodwill impairment	91	—	—
Revaluation of accumulated deferred state taxes	(12)	(25)	31
Other items, net	(12)	(8)	8
Total income tax expense	$161	$382	$419
Effective tax rate	25.9%	22.9%	26.6%
Net Deferred Income Tax Liability Components

	December 31,
	2015	2014
	(in millions)
Deferred credits and other liabilities	$275	$225
Net operating loss carryforward	295	158
Other	36	53
Total deferred income tax assets	606	436
Valuation allowance	(27)	(29)
Net deferred income tax assets	579	407
Investments and other assets	(1,605)	(1,531)
Accelerated depreciation rates	(4,035)	(3,875)
Regulatory assets and deferred debits	(384)	(426)
Total deferred income tax liabilities	(6,024)	(5,832)
Total net deferred income tax liabilities	$(5,445)	$(5,425)
The above deferred tax amounts have been classified in the Consolidated Balance Sheets as follows:

	December 31,
	2015	2014
	(in millions)
Other current liabilities	$—	$(20)
Deferred credits and other liabilities	(5,445)	(5,405)
Total net deferred income tax liabilities	$(5,445)	$(5,425)
At December 31, 2015, we had a federal net operating loss carryforward, net of unrecognized tax benefits, of $726 million that expires at various times beginning in 2021. The deferred tax asset attributable to the federal net operating losses, net of unrecognized tax benefits, is $254 million. At December 31, 2015 we also had a state net operating loss carryforward of approximately $381 million that expires at various times beginning in 2016. The deferred tax asset attributable to the state net operating loss carryovers is $20 million, net of federal impacts and unrecognized tax benefits, at December 31, 2015. We had valuation allowances of $9 million at both December 31, 2015 and 2014 against the deferred tax asset related to the federal net operating loss carryforward. We had valuation allowances of $1 million and less than $1 million at December 31, 2015 and 2014, respectively, against the deferred tax asset related to the state net operating loss carryforward and other state tax credits.
At December 31, 2015, we had a foreign net operating loss carryforward of $80 million that expires at various times beginning in 2026. The deferred tax asset attributable to the foreign net operating loss is $21 million. We had valuation allowances of $1 million and less than $1 million at December 31, 2015 and 2014, respectively, against the deferred tax asset related to the foreign net operating loss carryforward and property, plant and equipment. At December 31, 2015, we also had a foreign capital loss carryforward of $124 million with an indefinite expiration period. The deferred tax asset attributable to the foreign capital loss carryforward is $16 million. We had valuation allowances of $16 million and $20 million at December 31, 2015 and 2014, respectively, against the deferred tax asset related to the foreign capital loss carryforward.
Reconciliation of Gross Unrecognized Income Tax Benefits

	2015	2014	2013
	(in millions)
Balance at beginning of period	$50	$76	$80
Increases related to prior year tax positions	10	10	7
Decreases related to prior year tax positions	(1)	(6)	(17)
Increases related to current year tax positions	30	1	2
Settlements	—	—	(3)
Lapse of statute of limitations	(4)	(30)	9
Foreign currency translation	(3)	(1)	(2)
Balance at end of period	$82	$50	$76
Unrecognized tax benefits totaled $82 million at December 31, 2015. Of this, $39 million would reduce the annual effective tax rate if recognized on or after January 1, 2016. We recorded a net increase of $32 million in gross unrecognized tax benefits during 2015. This was a result of $22 million attributable to deferred tax liabilities, foreign currency exchange rate fluctuations and a $10 million increase in income tax expense.
We recognize potential accrued interest and penalties related to unrecognized tax benefits as interest expense and as other expense, respectively. We recognized interest expense of $2 million in 2015 and interest income of $2 million in 2014 related to unrecognized tax benefits. Accrued interest and penalties totaled $21 million at December 31, 2015 and $19 million at December 31, 2014.
Although uncertain, we believe it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $30 million to $40 million prior to December 31, 2016.
We remain subject to examination for Canada income tax return filings for years 2009 through 2014 and U.S. federal income tax return filings for years 2011 through 2014. A limited number of state tax return filings remain subject to examination for years 2007 through 2014.
We have foreign subsidiaries’ undistributed earnings of approximately $1.5 billion at December 31, 2015 that are indefinitely invested outside the U.S. and, accordingly, no U.S. federal or state income taxes have been provided on those earnings. Upon distribution of those earnings, we may be subject to both foreign withholding taxes and U.S. income taxes, net of allowable foreign tax credits. The amount of such additional taxes would be dependent on several factors, including the size and timing of the distribution and the availability of foreign tax credits. As a result, the determination of the potential amount of unrecognized withholding and deferred income taxes is not practicable.
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
Weighted-average shares used to calculate diluted EPS includes the effect of certain options and restricted stock awards. In 2015, 2014 and 2013, there were no options or stock awards that were not included in the calculation of diluted EPS.
The following table presents our basic and diluted EPS calculations:

	2015	2014	2013
	(in millions, except per-share amounts)
Net income—controlling interests	$196	$1,082	$1,038
Weighted-average common shares outstanding
Basic	671	671	669
Diluted	672	672	671
Basic and diluted earnings per common share	$0.29	$1.61	$1.55

8. Accumulated Other Comprehensive Income (Loss)
The following table presents the net of tax changes in AOCI by component and amounts reclassified out of AOCI to Net Income, excluding amounts attributable to noncontrolling interests:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefit Plan Obligations	Gas Purchase Contract Hedges	Other	Total Accumulated Other Comprehensive Income (Loss)
			(in millions)
December 31, 2013	$1,557	$(304)	$(11)	$(1)	$1,241
Reclassified to net income	—	—	4	1	5
Other AOCI activity	(541)	(47)	4	—	(584)
December 31, 2014	1,016	(351)	(3)	—	662
Other AOCI activity	(937)	5	—	1	(931)
December 31, 2015	$79	$(346)	$(3)	$1	$(269)
Reclassifications to Net Income are primarily included in Other Income and Expenses, Net on our Consolidated Statements of Operations.
9. Inventory
The components of inventory are as follows:

	December 31,
	2015	2014
	(in millions)
Natural gas	$217	$211
NGLs	23	28
Materials and supplies	67	74
Total inventory	$307	$313
Our inventory at our Empress operations at Western Canada Transmission & Processing is subject to lower of cost or market. As such, we recorded non-cash charges totaling $14 million in 2015 and $19 million in 2014 ($10 million and $14 million after tax, respectively) to Natural Gas and Petroleum Products Purchased on the Consolidated Statements of Operations to reduce propane inventory to estimated net realizable value.
10. Investments in and Loans to Unconsolidated Affiliates and Related Party Transactions
Investments in affiliates for which we are not the primary beneficiary, but over which we have significant influence, are accounted for using the equity method. As of December 31, 2015 and 2014, the carrying amounts of investments in affiliates approximated the amounts of underlying equity in net assets, with the exception of DCP Midstream in 2015, which relates to a contribution of assets recorded at carrying value. We received distributions from our equity investments of $612 million in 2015, $646 million in 2014 and $411 million in 2013. Cumulative undistributed earnings of unconsolidated affiliates totaled $28 million at December 31, 2015 and $482 million at December 31, 2014.
Spectra Energy Partners. As of December 31, 2015, our Spectra Energy Partners segment investments were mostly comprised of a 39% effective interest in Gulfstream, a 39% effective interest in SESH, and a 39% effective interest in Steckman Ridge. On November 4, 2015, we contributed our remaining 0.1% interest in SESH to SEP. Total consideration to Spectra Energy was 17,114 newly issued SEP common units. This was the last of three planned transactions related to the U.S. Assets Dropdown. Also, in connection with this transaction, SEP issued 342 general partner units to Spectra Energy in exchange for the same amount of common units in order to maintain Spectra Energy's 2% general partner interest in SEP.
We have a loan outstanding to Steckman Ridge in connection with the construction of its storage facilities. The loan carries market-based interest rates and is due the earlier of October 1, 2023 or coincident with the closing of any long-term financings by Steckman Ridge. The loan receivable from Steckman Ridge, including accrued interest, totaled $71 million at December 31, 2015 and 2014. We recorded interest income on the Steckman Ridge loan of $1 million in 2015, 2014 and 2013.

On October 30, 2015, Spectra Energy acquired SEP’s 33.3% ownership interests in Sand Hills and Southern Hills. In consideration for this transaction, SEP retired 21,560,000 of our limited partner units and 440,000 of our general partner units in SEP. This resulted in the reduction of any associated distribution payable to us, beginning in 2016. There will also be a reduction in the aggregate quarterly distributions, if any, to us (as holder of incentive distribution rights), by $4 million per quarter for a period of 12 consecutive quarters, which commenced with the quarter ending on December 31, 2015 and will end with the quarter ending on September 30, 2018.
Field Services. Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. DCP Midstream is a limited liability company which is a pass-through entity for U.S. income tax purposes. DCP Midstream also owns an entity which files its own federal, foreign and state income tax returns. Income tax expense related to that entity is included in the income tax expense of DCP Midstream. Therefore, DCP Midstream’s net income attributable to members’ interests does not include income taxes for earnings which are passed through to the members based upon their ownership percentage. We recognize the tax effects of our share of DCP Midstream’s pass-through earnings in Income Tax Expense in the Consolidated Statements of Operations.
DCP Partners issues, from time to time, limited partner units to the public, which are recorded by DCP Midstream directly to its equity. Our proportionate 50% share of gains from those issuances, totaling $2 million in 2015, $73 million in 2014 and $98 million in 2013, are reflected in Earnings (Loss) from Equity Investments in the Consolidated Statements of Operations.
Due to the significant downturn in commodity prices, DCP Midstream performed a goodwill impairment test and other asset impairment tests in 2015. The impairment tests were based on internal discounted cash flow models taking into account various observable and unobservable factors, such as prices, volumes, expenses and discount rate. The impairment tests resulted in DCP Midstream’s recognition of a $460 million goodwill impairment and $342 million in other asset impairments, net of tax, which reduced our equity earnings from DCP Midstream by $231 million after-tax for 2015. Due to the impairments recognized by DCP Midstream, we assessed our equity investment in DCP Midstream and determined that our equity investment in DCP Midstream was not impaired.
As previously discussed, on October 30, 2015, we contributed our 33.3% interests in Sand Hills and Southern Hills acquired from SEP to DCP Midstream. In consideration for this transaction, we increased our basis in the net equity of DCP Midstream and retained our 50% ownership interest.
Investments in and Loans to Unconsolidated Affiliates

	December 31, 2015			December 31, 2014
	Domestic	International	Total	Domestic	International	Total
	(in millions)
Spectra Energy Partners	$904	$—	$904	$1,588	$—	$1,588
Distribution	—	11	11	—	14	14
Western Canada Transmission & Processing	—	17	17	—	18	18
Field Services	1,660	—	1,660	1,345	—	1,345
Other	—	—	—	1	—	1
Total	$2,564	$28	$2,592	$2,934	$32	$2,966

Equity in Earnings of Unconsolidated Affiliates

	2015			2014			2013
	Domestic	International	Total	Domestic	International	Total	Domestic	International	Total
	(in millions)
Spectra Energy Partners	$167	$—	$167	$133	$—	$133	$90	$—	$90
Distribution	—	1	1	—	1	1	—	1	1
Western Canada Transmission & Processing	—	2	2	—	1	1	—	(1)	(1)
Field Services	(461)	—	(461)	217	—	217	343	—	343
Other	1	—	1	9	—	9	12	—	12
Total	$(293)	$3	$(290)	$359	$2	$361	$445	$—	$445

Summarized Combined Financial Information of Unconsolidated Affiliates (Presented at 100%)
Statements of Operations

	2015			2014			2013
	DCP Midstream	Other	Total	DCP Midstream	Other	Total	DCP Midstream	Other	Total
	(in millions)
Operating revenues	$7,420	$767	$8,187	$14,013	$744	$14,757	$12,038	$558	$12,596
Operating expenses	8,227	288	8,515	13,262	319	13,581	11,230	261	11,491
Operating income	(807)	479	(328)	751	425	1,176	808	297	1,105
Net income	(843)	393	(450)	536	332	868	584	206	790
Net income attributable to members’ interests	(929)	393	(536)	288	332	620	491	206	697
Balance Sheets

	December 31, 2015			December 31, 2014
	DCP Midstream	Other	Total	DCP Midstream	Other	Total
	(in millions)
Current assets	$800	$498	$1,298	$1,380	$241	$1,621
Non-current assets	13,094	3,265	16,359	12,299	5,358	17,657
Current liabilities	(896)	(387)	(1,283)	(2,938)	(632)	(3,570)
Non-current liabilities	(5,894)	(1,679)	(7,573)	(5,538)	(1,197)	(6,735)
Equity—total	7,104	1,697	8,801	5,203	3,770	8,973
Equity—noncontrolling interests	(2,404)	—	(2,404)	(2,578)	—	(2,578)
Equity—controlling interests	$4,700	$1,697	$6,397	$2,625	$3,770	$6,395
Related Party Transactions
DCP Midstream. DCP Midstream processes certain of our pipeline customers’ gas to meet gas quality specifications in order to be transported on our Texas Eastern system. DCP Midstream processes the gas and sells the NGLs that are extracted from the gas. A portion of the proceeds from those sales are retained by DCP Midstream and the balance is remitted to us. We received proceeds of $46 million in 2015, $79 million in 2014 and $48 million in 2013 from DCP Midstream related to those sales, classified as Operating Revenues—Other in our Consolidated Statements of Operations.
In addition to the above, we recorded other revenues from DCP Midstream and its affiliates totaling $4 million in 2015 and $9 million in 2014 and 2013, primarily within Transportation, Storage and Processing of Natural Gas, and $4 million in 2015, $7 million in 2014 and $8 million in 2013 within Sales of Natural Gas Liquids.
We had accounts receivable from DCP Midstream and its affiliates of $1 million at December 31, 2015 and December 31, 2014. We received no distributions from DCP Midstream during 2015. We received distributions from DCP Midstream of $237 million in 2014 and $215 million in 2013, classified as Cash Flows from Operating Activities—Distributions from Equity Investments.
Gulfstream. During the third quarter of 2015, Gulfstream issued unsecured debt of $800 million to fund the repayment of its current debt. Gulfstream distributed $396 million of proceeds to us, classified as Cash Flows from Investing Activities—Distributions from Equity Investments, of which we contributed $248 million back to Gulfstream in 2015, classified as Cash Flows from Investing Activities—Loan to Equity Investment, as the current debt matured and of which we plan to contribute the remaining $148 million in the first half of 2016. At December 31, 2015, our Consolidated Balance Sheets include $148 million in Current Liabilities—Other related to this matter.
SESH. In 2014, SESH issued unsecured debt of $400 million to fund the repayment of its current debt. SESH distributed $200 million of proceeds to us, classified as Cash Flows from Investing Activities—Distributions from Equity Investments, of which we contributed $200 million back to SESH during 2014, classified as Cash Flows from Investing Activities—Investments in and Loans to Unconsolidated Affiliates, as the current debt matured.

Other. We provide certain administrative and other services to certain other operating entities. We recorded recoveries of costs from these affiliates of $28 million in 2015, $38 million in 2014 and $68 million in 2013. We also recorded recoveries of costs associated with a project of $139 million in 2015. Outstanding receivables from these affiliates totaled $11 million at December 31, 2015 and $1 million at December 31, 2014.
See also Notes 3, 16 and 18 for additional related party information.
11. Goodwill
The following table presents activity within goodwill based on a segment basis:

	Spectra Energy Partners	Distribution	Western Canada Transmission & Processing	Total
	(in millions)
December 31, 2013	$3,215	$824	$771	$4,810
Adjustment to acquisition of Express-Platte	37	—	—	37
Foreign currency translation	(8)	(65)	(60)	(133)
December 31, 2014	3,244	759	711	4,714
Impairment of goodwill	—	—	(333)	(333)
Foreign currency translation	(12)	(110)	(105)	(227)
December 31, 2015	$3,232	$649	$273	$4,154
See Note 3 for discussion of the acquisition of Express-Platte and an adjustment to Goodwill recorded in the first quarter of 2014 related to the acquisition.
The following remaining goodwill amounts originating from the acquisition of Westcoast in 2002 are included as segment assets within “Other” in the segment data presented in Note 4:

	December 31,
	2015	2014
	(in millions)
Distribution	$646	$757
Western Canada Transmission & Processing	246	677
Due to the sustained downturn in commodity prices, we performed a goodwill impairment test for BC Field Services and Empress in the fourth quarter of 2015. The impairment test was based on a combination of an income approach and a market approach for which the inputs are classified as Level 3. The impairment test resulted in recognition of a $270 million goodwill impairment for BC Field Services and a $63 million goodwill impairment for Empress which resulted in a total goodwill impairment of $333 million.
No triggering events occurred during the period from April 1, 2015 through December 31, 2015 that warranted re-testing for goodwill impairment except for the BC Field Services reporting unit and Empress reporting unit.
See Note 10 for discussion related to the partial impairment of goodwill recognized by DCP Midstream.
12. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, bankers acceptances, corporate debt securities, treasury bills and money market funds in the U.S. and Canada. We do not purchase marketable securities for speculative purposes; therefore we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for insurance purposes and capital expenditures, so these investments are classified as AFS marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or HTM marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Consolidated Statements of Cash Flows.

AFS Securities. AFS securities are as follows:

	Estimated Fair Value
	December 31,
	2015	2014
	(in millions)
Corporate debt securities	$31	$23
Money market funds	—	1
Total available-for-sale securities	$31	$24
Our AFS securities are classified on the Consolidated Balance Sheets as follows:

	Estimated Fair Value
	December 31,
	2015	2014
	(in millions)
Restricted funds
Investments and other assets—other	$11	$1
Non-restricted funds
Current assets—other	20	3
Investments and other assets—other	—	20
Total available-for-sale securities	$31	$24
At December 31, 2015, the weighted–average contractual maturity of outstanding AFS securities was less than one year.
There were no material gross unrealized holding gains or losses associated with investments in AFS securities at December 31, 2015 or 2014.
HTM Securities. All of our HTM securities are as follows:

		Estimated Fair Value
		December 31,
Description	Consolidated Balance Sheet Caption	2015	2014
		(in millions)
Bankers acceptances	Current assets—other	$30	$38
Canadian government securities	Current assets—other	24	30
Money market funds	Current assets—other	3	3
Canadian government securities	Investments and other assets—other	50	101
Bankers acceptances	Investments and other assets—other	12	—
Total held-to-maturity securities		$119	$172
All of our HTM securities are restricted funds pursuant to certain M&N Canada and Express-Platte (our crude oil pipeline system) debt agreements. The funds restricted for M&N Canada, plus future cash from operations that would otherwise be available for distribution to the partners of M&N Canada, are required to be placed in escrow until the balance in escrow is sufficient to fund all future debt service on the M&N Canada 6.90% senior secured notes. There are sufficient funds held in escrow to fund all future debt service on these M&N Canada notes as of December 31, 2015.
At December 31, 2015, the weighted–average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at December 31, 2015 or 2014.
Other Restricted Funds. In addition to the portions of the AFS and HTM securities that were restricted funds as described above, we had other restricted funds totaling $11 million at December 31, 2015 and $13 million at December 31, 2014 classified as Current Assets—Other. These restricted funds are related to additional amounts for insurance. We also had other restricted funds totaling $38 million at December 31, 2015 and $6 million at December 31, 2014 classified as Investments and Other Assets—Other. $24 million of these restricted funds are related to funds held and collected from customers for Canadian pipeline abandonment in accordance with the NEB’s regulatory requirements and $14 million are related to certain construction projects.

Changes in restricted balances are presented within Cash Flows from Investing Activities on our Consolidated Statements of Cash Flows.
Interest income. Interest income totaled $3 million in 2015, $4 million in 2014 and $6 million 2013, and is included in Other Income and Expenses, Net on the Consolidated Statements of Operations.
13. Property, Plant and Equipment

	Estimated Useful Life	December 31,
		2015	2014
	(years)	(in millions)
Plant
Natural gas transmission	15–100	$15,690	$15,001
Natural gas distribution	25-60	2,651	2,971
Gathering and processing facilities	25-40	4,178	4,765
Natural gas storage	10–122	2,137	2,162
Crude oil transportation and storage	25–75	1,206	1,169
Land rights and rights of way	21–122	591	568
Other buildings and improvements	10–50	149	132
Equipment	3–40	301	343
Vehicles	5–20	102	114
Land	—	138	150
Construction in process	—	1,919	1,113
Software	4–10	439	387
Other	5–82	342	336
Total property, plant and equipment		29,843	29,211
Total accumulated depreciation		(6,527)	(6,543)
Total accumulated amortization		(398)	(361)
Total net property, plant and equipment		$22,918	$22,307
We had no material capital leases at December 31, 2015 or 2014.
Almost 85% of our property, plant and equipment is regulated with estimated useful lives based on rates approved by the applicable regulatory authorities in the U.S. and Canada: the FERC, the NEB and the OEB. Composite weighted-average depreciation rates were 2.72% for 2015, 2.82% for 2014 and 2.96% for 2013.
Amortization expense of intangible assets totaled $79 million in 2015, $74 million in 2014 and $65 million in 2013. Estimated amortization expense for the next five years follows:

Estimated Amortization Expense
(in millions)
2016	$84
2017	80
2018	54
2019	35
2020	28

14. Asset Retirement Obligations
Our AROs relate mostly to the retirement of certain gathering pipelines and processing facilities, obligations related to right-of-way agreements and contractual leases for land use. However, we have determined that a significant portion of our assets have an indeterminate life, and as such, the fair values of those associated retirement obligations are not reasonably estimable. These assets include onshore and some offshore pipelines, and certain processing plants and distribution facilities, whose retirement dates will depend mostly on the various natural gas supply sources that connect to our systems and the ongoing demand for natural gas usage in the markets we serve. We expect these supply sources and market demands to continue for the foreseeable future, therefore we are unable to estimate retirement dates that would result in asset retirement obligations.
AROs are adjusted each period for liabilities incurred or settled during the period, accretion expense, any revisions made to the estimated cash flows and dispositions of businesses. In 2015, SEP revised the estimated future cash flow assumptions for its ARO liabilities due to a reduction in the remaining estimated life of certain Texas Eastern offshore facilities which resulted in an increase to ARO liabilities of $32 million. In 2014, Western Canada Transmission & Processing revised the estimated future cash flow assumptions relating to asbestos abatement at its processing plants which resulted in an increase to ARO liabilities of $44 million.
Reconciliation of Changes in Asset Retirement Obligation Liabilities

	2015	2014
	(in millions)
Balance at beginning of year	$400	$350
Accretion expense	17	16
Revisions in estimated cash flows (a)	72	72
Foreign currency exchange impact	(62)	(28)
Liabilities settled	(9)	(10)
Balance at end of year (b)	$418	$400
________

(a)
Reflects revised assumptions regarding ARO Liabilities due to a reduction in the remaining estimated life of certain Texas Eastern offshore facilities in 2015 and asbestos abatement at Western Canada Transmission & Processing in 2014.

(b)	Amounts included in Deferred Credits and Other Liabilities in the Consolidated Balance Sheets.

15. Debt and Credit Facilities

Summary of Debt and Related Terms	December 31,
	2015	2014
Spectra Energy Capital, LLC	(in millions)
6.20% senior unsecured notes due April 2018	$500	$500
6.75% senior unsecured notes due July 2018	150	150
Variable-rate senior unsecured term loan due November 2018	300	300
8.00% senior unsecured notes due October 2019	500	500
5.65% senior unsecured notes due March 2020	300	300
3.30% senior unsecured notes due March 2023	650	650
6.75% senior unsecured notes due February 2032	240	240
7.50% senior unsecured notes due September 2038	250	250
Total Spectra Energy Capital, LLC Debt	2,890	2,890

SEP
SEP 2.95% senior unsecured notes due June 2016	250	250
SEP 2.95% senior unsecured notes due September 2018	500	500
SEP variable-rate senior unsecured term loan due November 2018	400	400
SEP 4.60% senior unsecured notes due June 2021	250	250
SEP 4.75% senior unsecured notes due March 2024	1,000	1,000
SEP 3.50% senior unsecured notes due March 2025	500	—
SEP 5.95% senior unsecured notes due September 2043	400	400
SEP 4.50% senior unsecured notes due March 2045	500	—
Texas Eastern 6.00% senior unsecured notes due September 2017	400	400
Texas Eastern 4.13% senior unsecured notes due December 2020	300	300
Texas Eastern 2.80% senior unsecured notes due October 2022	500	500
Texas Eastern 7.00% senior unsecured notes due July 2032	450	450
Algonquin 3.51% senior notes due July 2024	350	350
East Tennessee Natural Gas, LLC 3.10% senior notes due December 2024	200	200
Express-Platte 6.09% senior secured notes due January 2020	110	110
Express-Platte 7.39% subordinated secured notes due 2015 to 2019	42	74
Total SEP Debt	6,152	5,184

Westcoast
8.50% debentures due November 2015	—	108
3.28% medium-term notes due January 2016	181	215
8.50% debentures due September 2018	108	129
5.60% medium-term notes due January 2019	217	258
9.90% debentures due January 2020	72	86
4.57% medium-term notes due July 2020	181	215
3.88% medium-term notes due October 2021	108	129
3.12% medium-term notes due December 2022	181	215
3.43% medium-term notes due September 2024	253	301
8.85% debentures due July 2025	108	129
8.80% medium-term notes due November 2025	18	22
3.77% medium-term notes due December 2025	217	—
7.30% debentures due December 2026	90	108
6.75% medium-term notes due December 2027	108	129
7.15% medium-term notes due March 2031	145	172
4.79% medium-term notes due October 2041	145	129
M&N Canada 6.90% senior secured notes due 2015 to 2019	75	112
M&N Canada 4.34% senior secured notes due 2015 to 2019	47	83
Other	2	2
Total Westcoast Debt	$2,256	$2,542

	December 31,
	2015	2014
Union Gas	(in millions)
11.50% debentures due August 2015	$—	$129
4.64% medium-term notes due June 2016	145	172
9.70% debentures due November 2017	90	108
5.35% medium-term notes due April 2018	145	172
8.75% debentures due August 2018	90	108
8.65% senior debentures due October 2018	54	64
2.76% medium-term notes due June 2021	145	172
4.85% medium-term notes due April 2022	90	108
3.79% medium-term notes due July 2023	181	215
3.19% medium-term notes due September 2025	145	—
8.65% debentures due November 2025	90	108
5.46% medium-term notes due September 2036	119	142
6.05% medium-term notes due September 2038	216	258
5.20% medium-term notes due July 2040	181	215
4.88% medium-term notes due June 2041	217	258
4.20% medium-term notes due June 2044	361	215
Total Union Gas Debt	2,269	2,444

Total
Long-term debt principal (including current maturities)	13,567	13,060
Change in fair value of debt hedged	22	17
Unamortized debt discount, net	(22)	(12)
Unamortized capitalized debt issuance costs (a)	(46)	(42)
Other unamortized items	4	7
Total other non-principal amounts	(42)	(30)
Commercial paper (b)	1,112	1,583
Capital Leases	19	24
Total debt (including capital lease obligations) (c)	14,656	14,637
Current maturities of long-term debt	(652)	(327)
Commercial paper (d)	(1,112)	(1,583)
Total long-term debt (including capital lease obligations)	$12,892	$12,727
______

(a)	Reflects implementation of ASU No. 2015-03 as discussed in Note 1.

(b)	The weighted-average days to maturity was 12 days as of December 31, 2015 and 14 days as of December 31, 2014.

(c)	As of December 31, 2015 and 2014, respectively, $4,681 million and $5,264 million of debt was denominated in Canadian dollars.

(d)	Weighted-average rate on outstanding commercial paper was 0.9% at December 31, 2015 and 0.6% at December 31, 2014.
Secured Debt. Secured debt, totaling $274 million as of December 31, 2015, includes project financings for M&N Canada and Express-Platte. Ownership interests in M&N Canada and certain of its accounts, revenues, business contracts and other assets are pledged as collateral. Express-Platte notes payable are secured by the assignment of the Express-Platte transportation receivables and by the Canadian portion of the Express-Platte pipeline system assets.
Floating Rate Debt. Debt included approximately $1,812 million of floating-rate debt as of December 31, 2015 and $2,283 million as of December 31, 2014. The weighted average interest rate of borrowings outstanding that contained floating rates was 1.15% at December 31, 2015 and 0.8% at December 31, 2014.

Annual Maturities	December 31, 2015
(in millions)
2016	$650
2017	543
2018	2,277
2019	745
2020	963
Thereafter	8,408
Total long-term debt, including current maturities (a)	$13,586
__________

(a)	Excludes commercial paper of $1,112 million. Includes capital leases of $19 million.
We have the ability under certain debt facilities to call and repay the obligations prior to scheduled maturities. Therefore, the actual timing of future cash repayments could be materially different than presented above.
Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Total Credit Facilities Capacity	Commercial Paper Outstanding at December 31, 2015	Available Credit Facilities Capacity
		(in millions)
Spectra Energy Capital, LLC (a)	2019	$1,000	$481	$519
SEP (b)	2019	2,000	476	1,524
Westcoast (c)	2019	289	6	283
Union Gas (d)	2019	361	149	212
Total		$3,650	$1,112	$2,538
__________

(a)
Revolving credit facility contains a covenant requiring the Spectra Energy consolidated debt-to-total capitalization ratio, as defined in the agreement, to not exceed 65%. Per the terms of the agreement, collateralized debt is excluded from the calculation of the ratio. This ratio was 59.6% at December 31, 2015.

(b)
Revolving credit facility contains a covenant that requires SEP to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreement, of 5.0 to 1 or less. As of December 31, 2015, this ratio was 3.6 to 1.

(c)
U.S. dollar equivalent at December 31, 2015. The revolving credit facility is 400 million Canadian dollars and contains a covenant that requires the Westcoast non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 35.4% at December 31, 2015.

(d)
U.S. dollar equivalent at December 31, 2015. The revolving credit facility is 500 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 67.8% at December 31, 2015.

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amounts available under the credit facilities. As of December 31, 2015, there were no letters of credit issued or revolving borrowings outstanding under the credit facilities.
Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2015, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
As noted above, the terms of our Spectra Capital, LLC (Spectra Capital) credit agreements require our consolidated debt-to-total capitalization ratio, as defined in the agreement, to be 65% or lower. Per the terms of the agreements, collateralized debt is excluded from the calculation of the ratio. This ratio was 59.6% at December 31, 2015. Approximately $7.9 billion of our equity (net assets) was considered restricted at December 31, 2015, representing the minimum amount of equity required to maintain the 65% consolidated debt-to-total capitalization ratio.

16. Preferred Stock of Subsidiaries
Westcoast and Union Gas have outstanding preferred shares owned by third parties that are generally not redeemable prior to specified redemption dates. On or after those dates, the shares may be redeemed, in whole or in part, for cash at the option of Westcoast and Union Gas, as applicable. The shares are not subject to any sinking fund or mandatory redemption and are not convertible into common shares. As redemption of the shares is not solely within our control, we have classified the preferred stock of subsidiaries as temporary equity on our Consolidated Balance Sheets. Dividends are cumulative and payable quarterly, and are included in Net Income—Noncontrolling Interests in the Consolidated Statements of Operations. Approximately 78% of the outstanding preferred shares are redeemable at the option of Westcoast and Union Gas, as applicable.
On December 15, 2015, Westcoast issued 4.6 million Cumulative 5-Year Minimum Rate Reset Redeemable First Preferred Shares, Series 10 for an aggregate principle amount of 115 million Canadian dollars (approximately $84 million as of the issuance date). Net proceeds from the issuance were used to fund capital expenditures, to refinance maturing debt obligations and for other corporate purposes.
17. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Consolidated Balance Sheet Caption	December 31, 2015
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$137	$—	$137	$—
Corporate debt securities	Current assets — other	20	—	20	—
Commodity derivatives	Current assets — other	36	—	—	36
Commodity derivatives	Investments and other assets — other	5	—	—	5
Corporate debt securities	Investments and other assets — other	11	—	11	—
Interest rate swaps	Investments and other assets — other	37	—	37	—
Total Assets		$246	$—	$205	$41

Description	Consolidated Balance Sheet Caption	December 31, 2014
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$85	$—	$85	$—
Corporate debt securities	Current assets — other	3	—	3	—
Commodity derivatives	Current assets — other	57	—	—	57
Interest rate swaps	Current assets — other	2	—	2	—
Commodity derivatives	Investments and other assets — other	21	—	—	21
Corporate debt securities	Investments and other assets — other	20	—	20	—
Interest rate swaps	Investments and other assets — other	22	—	22	—
Money market funds	Investments and other assets — other	1	1	—	—
Total Assets		$211	$1	$132	$78

The following presents changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	2015	2014
	(in millions)
Derivative assets (liabilities)
Fair value, beginning of period	$78	$(3)
Total gains (losses):
Included in earnings	43	91
Included in other comprehensive income	(10)	5
Purchases	(3)	—
Settlements	(67)	(15)
Fair value, end of period	$41	$78
Unrealized gains (losses) relating to instruments held at the end of the period	$(19)	$56
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
The derivative financial instruments reported in Level 3 at December 31, 2015 consist of NGL revenue swap contracts related to the Empress assets in Western Canada Transmission & Processing. As of December 31, 2015, we reported certain of our NGL basis swaps at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.
The fair value of these NGL basis swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.
The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are the forward natural gas basis curves, for which a significant portion of the derivative’s term is beyond available forward pricing. At December 31, 2015, a 10¢ per gallon movement in underlying forward NGL prices would affect the estimated fair value of our NGL derivatives by $15 million. This calculated amount does not take into account any other changes to the fair value measurement calculation.

Financial Instruments
The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets.

	December 31,
	2015		2014
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	13,567	13,891	13,060	14,446
__________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes capital leases, unamortized items and fair value hedge carrying value adjustments.
The fair value of our long-term debt is determined based on market-based prices as described in the Level 2 valuation technique described above and is classified as Level 2.
The fair values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, notes receivable—noncurrent, accounts payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.
During the fourth quarter of 2015, we recorded goodwill impairment charges on BC Field Services and Empress reporting units of $270 million and $63 million, respectively. See Note 11 for further discussion. There were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis in 2014.
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
Other than the commodity derivatives and interest rate swaps as described below, we did not have any significant derivatives outstanding during the year ended December 31, 2015.
Derivative Portfolio Carrying Value as of December 31, 2015

	Maturities in 2016	Maturities in 2017	Maturities in 2018	Maturities in 2019 and Thereafter	Total Carrying Value
	(in millions)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$2	$12	$23	$37
Total derivatives designated as hedging instruments	—	2	12	23	37
Derivatives not designated as hedging instruments
Commodity derivatives	36	5	—	—	41
Total derivatives not designated as hedging instruments	36	5	—	—	41
Total derivative instruments	$36	$7	$12	$23	$78
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
At December 31, 2015, we had commodity mark-to-market derivatives outstanding with a total notional amount of 152 million gallons. The longest dated commodity derivative contract we currently have expires in 2018.
Information about our commodity derivatives that had netting or rights of offset arrangements are as follows:

	December 31, 2015
	Gross Amounts	Gross Amounts Offset	Net Amount Presented in the Consolidated Balance Sheets
Description	(in millions)
Assets	$104	$63	$41
Liabilities	63	63	—
Substantially all of our commodity derivative agreements outstanding at December 31, 2015 have provisions that require collateral to be posted in the amount of the net liability position if one of our credit ratings falls below investment grade.
Information regarding the impacts of commodity derivatives on our Consolidated Statements of Operations is as follows:

Derivatives	Consolidated Statements of Operations Caption	2015	2014	2013
		(in millions)
Commodity derivatives	Sales of natural gas liquids	$40	$93	$—
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
For interest rate derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is included in Interest Expense on the Consolidated Statements of Operations. There were no significant amounts of gains or losses, either effective or ineffective, recognized in net income or other comprehensive income in 2015, 2014 or 2013.
At December 31, 2015, we had “pay floating — receive fixed” interest rate swaps outstanding with a total notional amount of $2,000 million to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.
Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	December 31, 2015			December 31, 2014
	Gross Amounts Presented in the Consolidated Balance Sheets	Amounts Not Offset in the Consolidated Balance Sheets	Net Amount	Gross Amounts Presented in the Consolidated Balance Sheets	Amounts Not Offset in the Consolidated Balance Sheets	Net Amount
Description	(in millions)
Assets	$37	$—	$37	$24	$—	$24
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
Like others in the energy industry, we and our affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of our ongoing operations, sites formerly owned or used by us, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state/provincial and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, we or our affiliates could potentially be held responsible for contamination caused by other parties. In some instances, we may share liability associated with contamination with other potentially responsible parties, and may also benefit from contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliated operations. We believe that there are no matters outstanding that upon resolution will have a material effect on our consolidated results of operations, financial position or cash flows.
Included in Deferred Credits and Other Liabilities—Regulatory and Other on the Consolidated Balance Sheets are undiscounted liabilities related to extended environmental-related activities totaling $8 million as of December 31, 2015 and $10 million as of December 31, 2014. These liabilities represent provisions for costs associated with remediation activities at some of our current and former sites, as well as other environmental contingent liabilities.
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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of December 31, 2015 or 2014 related to litigation.
Other Commitments and Contingencies
See Note 20 for a discussion of guarantees and indemnifications.

Operating Lease Commitments
We lease assets in various areas of our operations. Consolidated rental expense for operating leases classified in Operating Income was $47 million in 2015 and $38 million for both 2014 and 2013, which is included in Operating, Maintenance and Other on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases which at inception had noncancellable terms of more than one year. We had no material capital lease commitments as of December 31, 2015 or 2014.

Long-term Operating Leases
(in millions)
2016	$49
2017	41
2018	39
2019	35
2020	31
Thereafter	139
Total future minimum lease payments	$334
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
We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-100%-owned entities. In connection with our spin-off from Duke Energy Corporation (Duke Energy) in 2007, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of December 31, 2015 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these outstanding performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.
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
As of December 31, 2015, the amounts recorded for the guarantees and indemnifications described above are not material, both individually and in the aggregate.
21. Effects of Changes in Noncontrolling Interests Ownership
The following table presents the effects of changes in our ownership interests in non-100%-owned consolidated subsidiaries:

	2015	2014	2013
	(in millions)
Net income—controlling interests	$196	$1,082	$1,038
Increase (decrease) in additional paid-in capital resulting from issuances/retirements of SEP units (a)	(105)	49	42
Total net income—controlling interests and changes in equity—controlling interests	$91	$1,131	$1,080
________________

(a)	See Note 2 for further discussion.
22. Stock-Based Compensation
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
Options granted under the 2007 LTIP are issued with exercise prices equal to the fair market value of our common stock on the grant date, have ten-year terms and generally vest over a three-year term. Compensation expense related to stock options is recognized over the requisite service period. The requisite service period for stock options is the same as the vesting period, with the exception of retirement eligible employees, who have shorter requisite service periods ending when the employees become retirement eligible. We issue new shares upon exercising or vesting of share-based awards. The Black-Scholes option-pricing model is used to estimate the fair value of options at grant date. All outstanding stock options are fully vested, and as a result, we do not expect to recognize future compensation costs related to these stock options.
We recorded pre-tax stock-based compensation expense as follows, the components of which are described further below:

	2015	2014	2013
	(in millions)
Phantom awards	$11	$14	$13
Performance awards	18	13	33
Total	$29	$27	$46
The tax benefit in Net Income associated with the recorded stock-based compensation expense was $7 million in both 2015 and 2014, and $8 million 2013. We recognized tax benefits from stock-based compensation cost of approximately $1 million in 2015, $3 million in 2014 and $5 million in 2013 in Additional Paid-in Capital.

Awards Activity

	Performance Awards		Phantom Awards
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
	(thousands)		(thousands)
Outstanding at December 31, 2014	1,775	$35	1,281	$33
Granted	564	48	395	36
Vested	(2)	41	(428)	31
Forfeited	(635)	22	(36)	30
Outstanding at December 31, 2015	1,702	39	1,212	28
Awards expected to vest	1,608	39	1,176	28
Performance Awards
Under the 2007 LTIP, we can also grant stock-based performance awards. The performance awards generally vest over three years at the earliest, if performance metrics are met. The liability-classified awards will be settled in cash at vesting. We granted 564,300 equity-classified awards during 2015, 557,100 during 2014 and 356,600 during 2013, with fair values of $27 million in 2015, $26 million in 2014 and $13 million in 2013. We did not grant liability-classified awards during 2015 or 2014; however, we granted 343,700 during 2013, with a fair value of $13 million. Of the unvested and outstanding performance awards granted, 1,689,640 awards contain market conditions based on the total shareholder return of Spectra Energy common stock relative to a pre-defined peer group, and 12,900 awards contain performance conditions based on EBITDA performance of one subsidiary company. The equity-classified and liability-classified awards with market conditions are valued using the Monte Carlo valuation method. The liability-classified awards are remeasured at each reporting period until settlement.
Weighted-Average Assumptions for Stock-Based Performance Awards

	2015	2014	2013
Risk-free rate of return	1.1%	0.7%	0.4%
Expected life	3 years	3 years	3 years
Expected volatility—Spectra Energy	18%	20%	21%
Expected volatility—peer group	13%-27%	14%–32%	13%–33%
Market index (a)	N/A	N/A	16%
_________

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
The total fair value of the shares vested was less than $1 million in 2015, $20 million in 2014 and $19 million in 2013. As of December 31, 2015, we expect to recognize $26 million of future compensation cost related to outstanding performance awards over a weighted-average period of less than one year.
Phantom Awards
Under the 2007 LTIP, we can also grant stock-based phantom awards. The phantom awards generally vest over three years. The liability-classified awards will be settled in cash at vesting. We awarded 39,200 equity-classified awards to our employees in 2015, 101,500 in 2014 and 474,500 in 2013, with fair values of $1 million, $4 million and $14 million, respectively. We awarded 356,100 liability-classified awards to our employees in 2015 and 353,000 in 2014, with fair values of $13 million for both 2015 and 2014. The liability-classified awards are remeasured at each reporting period until settlement.

The total fair value of the shares vested was $13 million in 2015, $11 million in 2014 and $14 million in 2013. As of December 31, 2015, we expect to recognize $12 million of future compensation cost related to phantom awards over a weighted-average period of less than two years.
Stock Option Activity

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at December 31, 2014	1,102	$25	2.0	$12
Exercised	(134)	23
Forfeited or expired	(10)	23
Outstanding at December 31, 2015	958	26	1.2	—
Exercisable at December 31, 2015	958	26	1.2	—
We did not award any non-qualified stock options to employees during 2015, 2014 or 2013.
The total intrinsic value of options exercised was $1 million in 2015, $6 million in 2014 and $21 million in 2013. Cash received by us from options exercised was $3 million in 2015, $11 million in 2014 and $43 million in 2013. All stock options are fully vested, and as a result, we do not expect to recognize future compensation costs related to these stock options.
23. Employee Benefit Plans
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
We also maintain non-qualified, non-contributory, unfunded defined benefit plans (U.S. Non-Qualified Pension Plans) which cover certain current and former U.S. executives. The U.S. Non-Qualified Pension Plans have no plan assets. There are other non-qualified plans such as savings and deferred compensation plans which cover certain current and former U.S. executives. Pursuant to trust agreements, Spectra Energy has set aside funds for certain of the above non-qualified plans in several trusts. Although these funds are restrictive in nature, they remain a component of our general assets and are subject to the claims of creditors. These trust funds totaling $18 million as of December 31, 2015 and $17 million as of December 31, 2014, invested in money market funds and valued using a Level 1 hierarchy level, are considered AFS securities and are classified as Investments and Other Assets—Other on the Consolidated Balance Sheets.
In addition, our Westcoast subsidiary maintains qualified and non-qualified, contributory and non-contributory DB (Canadian Qualified Pension Plan and Canadian Non-Qualified Pension Plan, respectively) and defined contribution (Canadian DC) retirement plans covering substantially all employees of our Canadian operations. The DB plans provide retirement benefits based on each plan participant’s years of service and final average earnings. Under the Canadian DC plan, company contributions are determined according to the terms of the plan and based on each plan participant’s age, years of service and current eligible earnings. We also provide non-qualified DB supplemental pensions to all employees who retire under a DB qualified pension plan and whose pension is limited by the maximum pension limits under the Income Tax Act (Canada). We report our Canadian benefit plans separate from the U.S. plans due to differences in actuarial assumptions.
Our policy is to fund our retirement plans, where applicable, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions to our U.S. Qualified and Non-Qualified Pension Plans of $22 million in 2015, $21 million in 2014 and $22 million in 2013. We made total contributions to our Canadian Qualified and Non-Qualified Pension Plans of $22 million in 2015, $36 million in 2014 and $80 million in 2013. Contributions of $8 million in 2015 and $9 million in both 2014 and 2013 were made to our Canadian DC plan. We anticipate that in 2016 we will make total contributions of approximately $22 million to the U.S. Qualified and Non-Qualified Pension Plans, approximately $16 million to the Canadian Qualified and Non-Qualified Pension Plans and approximately $8 million to the Canadian DC Plan.
Actuarial gains and losses are amortized over the average remaining service period of active employees. The average remaining service period of active employees covered by the U.S. Qualified and Non-Qualified Pension Plans is 11 years. The average remaining service periods of active employees covered by the Canadian Qualified and Non-Qualified Pension Plans is 11 years. We determine the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years for the U.S. plans and over three years for the Canadian plans.

Qualified and Non-Qualified Pension Plans
Change in Projected Benefit Obligation and Change in Fair Value of Plan Assets

	U.S.		Canada
	2015	2014	2015	2014
	(in millions)
Change in Projected Benefit Obligation
Projected benefit obligation, beginning of period	$586	$575	$1,202	$1,131
Service cost	19	19	28	25
Interest cost	24	24	43	52
Actuarial loss (gain)	(18)	13	(3)	143
Participant contributions	—	—	5	5
Benefits paid	(40)	(45)	(47)	(49)
Foreign currency translation effect	—	—	(194)	(105)
Projected benefit obligation, end of period	571	586	1,034	1,202
Change in Fair Value of Plan Assets
Plan assets, beginning of period	551	531	1,050	1,040
Actual return on plan assets	(1)	44	52	115
Benefits paid	(40)	(45)	(47)	(49)
Employer contributions	22	21	22	36
Plan participants’ contributions	—	—	5	5
Expected non-investment expenses	—	—	(3)	(3)
Foreign currency translation effect	—	—	(171)	(94)
Plan assets, end of period	532	551	908	1,050
Net amount recognized	$(39)	$(35)	$(126)	$(152)
Accumulated Benefit Obligation	$549	$567	$967	$1,123

	U.S.		Canada
	2015	2014	2015	2014
	(in millions)
Net amount recognized
Current Liabilities - Other	$(2)	$(2)	$(5)	$(6)
Deferred Credits and Other Liabilities - Regulatory and Other	(37)	(33)	(142)	(165)
Other Assets - Other	—	—	21	19
Total net amount recognized	$(39)	$(35)	$(126)	$(152)
The tables above include certain nonqualified pension plans that are unfunded. Those U.S. plans had projected benefit obligations of $23 million at December 31, 2015 and $22 million at December 31, 2014. Those Canadian plans had projected benefit obligations of $103 million at December 31, 2015 and $117 million at December 31, 2014.
At December 31, 2015, U.S. plans with accumulated benefit obligations in excess of plan assets had projected benefit obligations of $23 million, accumulated benefit obligations of $20 million and no plan assets. Canadian plans with accumulated benefit obligations in excess of plan assets had projected benefit obligations of $340 million, accumulated benefit obligations of $316 million and plan assets with a fair value of $215 million.

Amounts Recognized in Accumulated Other Comprehensive Income

	U.S.		Canada
	December 31,		December 31,
	2015	2014	2015	2014
	(in millions)
Net actuarial loss	$156	$141	$330	$345
Prior service cost	—	—	5	6
Total amount recognized in AOCI	$156	$141	$335	$351
Components of Net Periodic Pension Costs

	U.S.			Canada
	2015	2014	2013	2015	2014	2013
	(in millions)
Net Periodic Pension Cost
Service cost benefit earned	$19	$19	$19	$31	$29	$33
Interest cost on projected benefit obligation	24	24	21	43	52	50
Expected return on plan assets	(42)	(39)	(33)	(65)	(69)	(66)
Amortization of prior service cost	—	—	—	1	2	2
Amortization of loss	10	13	20	25	22	35
Net periodic pension cost	11	17	27	35	36	54
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	25	8	(69)	10	93	(133)
Amortization of actuarial loss	(10)	(13)	(20)	(25)	(22)	(35)
Amortization of prior service credit	—	—	—	(1)	(2)	(2)
Total recognized in other comprehensive income	15	(5)	(89)	(16)	69	(170)
Total Recognized in Net Periodic Pension Cost and Other Comprehensive Income	$26	$12	$(62)	$19	$105	$(116)
In 2016, approximately $7 million of actuarial losses for the U.S. plans and $17 million for the Canadian plans will be amortized from AOCI on the Consolidated Balance Sheets into net periodic pension cost, and approximately $1 million of prior service credits will be amortized from AOCI into net periodic pension costs for the Canadian plans.
Assumptions Used for Pension Benefits Accounting

	U.S.			Canada
	2015	2014	2013	2015	2014	2013
Benefit Obligations
Discount rate	4.58%	4.10%	4.31%	4.03%	4.00%	4.81%
Salary increase	4.00	4.00	4.61	3.00	3.25	3.25
Net Periodic Benefit Cost
Discount rate	4.10	4.31	3.55	4.00	4.81	4.15
Salary increase	4.00	4.61	4.61	3.25	3.25	3.25
Expected long-term rate of return on plan assets	8.00	8.00	7.40	7.40	7.40	7.10
The discount rates used to determine the benefit obligations are the rates at which the benefit obligations could be effectively settled. The discount rates for our U.S. and Canadian plans are developed from yields on available high-quality bonds in each country and reflect each plan’s expected cash flows.
The long-term rates of return for the U.S. and Canadian plan assets as of December 31, 2015 were developed using weighted-average calculations of expected returns based primarily on future expected returns across classes considering the use of active asset managers applied against the U.S. and Canadian plans’ respective targeted asset mix.

Qualified Pension Plan Assets

	U.S.			Canada
Asset Category	Target Allocation	December 31,		Target Allocation	December 31,
		2015	2014		2015	2014
U.S. equity securities	23%	22%	31%	17%	18%	17%
Canadian equity securities	—	—	—	25	24	25
Other equity securities	10	10	11	13	13	13
Fixed income securities	57	57	48	45	45	45
Other investments	10	11	10	—	—	—
Total	100%	100%	100%	100%	100%	100%
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
The following table summarizes the fair values of pension plan assets recorded at each fair value hierarchy level, as determined in accordance with the valuation techniques described in Note 17:

	U.S.				Canada
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
December 31, 2015
Cash and cash equivalents	$2	$2	$—	$—	$3	$3	$—	$—
Equity securities	171	171	—	—	501	221	280	—
Fixed income securities	304	304	—	—	404	404	—	—
Other	55	—	—	55	—	—	—	—
Total	$532	$477	$—	$55	$908	$628	$280	$—
December 31, 2014
Cash and cash equivalents	$3	$3	$—	$—	$3	$3	$—	$—
Equity securities	233	233	—	—	576	342	234	—
Fixed income securities	262	262	—	—	471	471	—	—
Other	53	—	—	53	—	—	—	—
Total	$551	$498	$—	$53	$1,050	$816	$234	$—
The following presents changes in Level 3 assets that are measured at fair value on a recurring basis using significant unobservable inputs:

	U.S.
	2015	2014
	(in millions)
Fair value, beginning of period	$53	$49
Gain (loss) included in other comprehensive income	2	4
Fair value, end of period	$55	$53

Expected Benefit Payments

	U.S.	Canada
	(in millions)
2016	$84	$44
2017	49	47
2018	47	49
2019	49	51
2020	50	54
2021 – 2025	233	297
Other Post-Retirement Benefit Plans
U.S. Other Post-Retirement Benefits. We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.
These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. Actuarial gains and losses are amortized over the average remaining service period of the active employees of 14 years. We determine the market-related value of the plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years for the U.S. plans.
Canadian Other Post-Retirement Benefits. We provide health care and life insurance benefits for retired employees on a non-contributory basis for our Canadian operations predominantly under defined contribution plans. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans. The Canadian plans are not funded.
Other Post-Retirement Benefit Plans — Change in Projected Benefit Obligation and Fair Value of Plan Assets

	U.S.		Canada
	2015	2014	2015	2014
	(in millions)
Change in Benefit Obligation
Accumulated post-retirement benefit obligation, beginning of period	$172	$184	$133	$133
Service cost	1	1	4	4
Interest cost	7	8	5	6
Plan participants’ contributions	3	2	—	—
Actuarial loss (gain)	1	(7)	(11)	7
Medicare subsidy receivable	2	2	—	—
Benefits paid	(20)	(18)	(4)	(4)
Foreign currency translation effect	—	—	(20)	(13)
Accumulated post-retirement benefit obligation, end of period	166	172	107	133
Change in Fair Value of Plan Assets
Plan assets, beginning of period	92	87	—	—
Actual return on plan assets	1	7	—	—
Benefits paid	(20)	(18)	(4)	(4)
Employer contributions	12	14	4	4
Plan participants’ contributions	3	2	—	—
Plan assets, end of period	88	92	—	—
Net amount recognized (a)	$(78)	$(80)	$(107)	$(133)
_______

(a)	Recognized primarily in Deferred Credits and Other Liabilities—Regulatory and Other in the Consolidated Balance Sheets.

Other Post-Retirement Benefit Plans — Amounts Recognized in Accumulated Other Comprehensive Income

	U.S.		Canada
	December 31,		December 31,
	2015	2014	2015	2014
	(in millions)
Prior service credit	$—	$—	$(3)	$(4)
Net actuarial loss (gain)	3	(4)	1	12
Total amount recognized in AOCI	$3	$(4)	$(2)	$8
In 2016, approximately $1 million of prior service costs will be amortized from AOCI into net periodic pension costs for the Canadian plans.

	U.S.			Canada
	2015	2014	2013	2015	2014	2013
	(in millions)
Other Post-Retirement Benefit Plans — Components of Net Periodic Benefit Cost
Service cost benefit earned	$1	$1	$1	$4	$4	$5
Interest cost on accumulated post-retirement benefit obligation	7	8	7	5	6	6
Expected return on plan assets	(6)	(5)	(4)	—	—	—
Amortization of prior service credit	—	—	—	(1)	(1)	(1)
Amortization of loss	—	1	2	—	—	—
Net periodic other post-retirement benefit cost	2	5	6	8	9	10
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Current year actuarial loss (gain)	7	(9)	(18)	(11)	6	(13)
Amortization of actuarial loss	—	(1)	(2)	—	—	—
Amortization of prior service credit	—	—	—	1	1	1
Total recognized in other comprehensive income	7	(10)	(20)	(10)	7	(12)
Total recognized in net periodic benefit cost and other comprehensive income	$9	$(5)	$(14)	$(2)	$16	$(2)
Other Post-Retirement Benefits Plans — Assumptions Used for Benefits Accounting

	U.S.			Canada
	2015	2014	2013	2015	2014	2013
Benefit Obligations
Discount rate	4.53%	4.08%	4.46%	4.03%	4.00%	4.83%
Salary increase	4.00	4.00	4.61	3.00	3.25	3.25
Net Periodic Benefit Cost
Discount rate	4.08	4.46	3.70	4.00	4.83	4.20
Salary increase	4.00	4.61	4.61	3.25	3.25	3.25
Expected return on plan assets	6.83	6.98	6.51	N/A	N/A	N/A
The discount rates used to determine the post-retirement obligations are the rates at which the benefit obligations could be effectively settled. The discount rates for our U.S. and Canadian plans are developed from yields on available high-quality bonds in each country and reflect each plan’s expected cash flows.

Assumed Health Care Cost Trend Rates

	U.S.		Canada
	2015	2014	2015	2014
Health care cost trend rate assumed for next year	7.00%	7.00%	5.50%	6.00%
Rate to which the cost trend is assumed to decline	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2019	2017	2017
Sensitivity to Changes in Assumed Health Care Cost Trend Rates

	U.S.		Canada
	1% Point Increase	1% Point Decrease	1% Point Increase	1% Point Decrease
	(in millions)
Effect on total service and interest costs	$—	$—	$1	$(1)
Effect on post-retirement benefit obligations	7	(6)	5	(5)
Other Post-Retirement Plan Assets

	U.S.
Asset Category	December 31,
	2015	2014
Cash and cash equivalents	3%	—%
Equity securities	45	48
Fixed income securities	46	47
Other assets	6	5
Total	100%	100%
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
The following table summarizes the fair values of the other post-retirement plan assets recorded at each fair value hierarchy level as determined in accordance with the valuation techniques described in Note 17:

	U.S.
	VEBA I and VEBA II Trusts				Master Trust
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
December 31, 2015
Cash and cash equivalents	$3	$3	$—	$—	$—	$—	$—	$—
Equity securities	24	—	24	—	15	15	—	—
Fixed income securities	14	—	14	—	26	26	—	—
Other investments	—	—	—	—	5	—	—	5
Total	$41	$3	$38	$—	$46	$41	$—	$5
December 31, 2014
Equity securities	$25	$—	$25	$—	$20	$20	$—	$—
Fixed income securities	21	—	21	—	22	22	—	—
Other investments	—	—	—	—	4	—	—	4
Total	$46	$—	$46	$—	$46	$42	$—	$4

The following presents changes in Level 3 assets that are measured at fair value on a recurring basis using significant unobservable inputs:

	U.S.
	2015	2014
	(in millions)
Fair value, beginning of period	$4	$4
Unrealized gain included in other comprehensive income	1	—
Fair value, end of period	$5	$4
Other Post-Retirement Benefit Plans — Payments and Receipts
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

	Benefit Payments		Medicare Part D Subsidy Receipts
	U.S.	Canada	U.S.
	(in millions)
2016	$16	$4	$(1)
2017	15	4	(1)
2018	15	4	(1)
2019	15	4	(1)
2020	14	5	(1)
2021 – 2025	61	26	(5)
We anticipate making no contributions to the U.S. plans and $4 million to the Canadian plans in 2016.
Retirement/Savings Plan
In addition to the retirement plans discussed above, we also have defined contribution employee savings plans available to both U.S. and Canadian employees. Employees may participate in a matching contribution where we match a certain percentage of before-tax employee contributions of up to 6% of eligible pay per pay period for U.S. employees and up to 5% of eligible pay per pay period for Canadian employees. We expensed pre-tax employer matching contributions of $15 million in 2015 and 2014, and $14 million in 2013 for U.S employees, and $13 million in 2015, 2014 and 2013 for Canadian employees.

24. Condensed Consolidating Financial Information
Spectra Energy Corp has agreed to fully and unconditionally guarantee the payment of principal and interest under all series of notes outstanding under the Senior Indenture of Spectra Capital, a 100%-owned, consolidated subsidiary. In accordance with the Securities and Exchange Commission rules, the following condensed consolidating financial information is presented. The information shown for Spectra Energy Corp and Spectra Capital is presented utilizing the equity method of accounting for investments in subsidiaries, as required. The non-guarantor subsidiaries column represents all consolidated subsidiaries of Spectra Capital. This information should be read in conjunction with our accompanying Consolidated Financial Statements and notes thereto.
Spectra Energy Corp
Condensed Consolidating Statement of Operations
Year Ended December 31, 2015
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total operating revenues	$—	$—	$5,237	$(3)	$5,234
Total operating expenses	6	(4)	3,802	(3)	3,801
Operating income (loss)	(6)	4	1,435	—	1,433
Loss from equity investments	—	—	(290)	—	(290)
Equity in earnings of consolidated subsidiaries	161	573	—	(734)	—
Other income and expenses, net	—	1	113	—	114
Interest expense	—	244	392	—	636
Earnings before income taxes	155	334	866	(734)	621
Income tax expense (benefit)	(41)	173	29	—	161
Net income	196	161	837	(734)	460
Net income—noncontrolling interests	—	—	264	—	264
Net income—controlling interests	$196	$161	$573	$(734)	$196

Spectra Energy Corp
Condensed Consolidating Statement of Operations
Year Ended December 31, 2014
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total operating revenues	$—	$—	$5,906	$(3)	$5,903
Total operating expenses	6	1	3,975	(3)	3,979
Operating income (loss)	(6)	(1)	1,931	—	1,924
Earnings from equity investments	—	—	361	—	361
Equity in earnings of consolidated subsidiaries	1,054	1,651	—	(2,705)	—
Other income and expenses, net	(2)	9	52	—	59
Interest expense	—	253	426	—	679
Earnings before income taxes	1,046	1,406	1,918	(2,705)	1,665
Income tax expense (benefit)	(36)	352	66	—	382
Net income	1,082	1,054	1,852	(2,705)	1,283
Net income—noncontrolling interests	—	—	201	—	201
Net income—controlling interests	$1,082	$1,054	$1,651	$(2,705)	$1,082

Spectra Energy Corp
Condensed Consolidating Statement of Operations
Year Ended December 31, 2013
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total operating revenues	$—	$—	$5,521	$(3)	$5,518
Total operating expenses	8	3	3,844	(3)	3,852
Operating income (loss)	(8)	(3)	1,677	—	1,666
Earnings from equity investments	—	—	445	—	445
Equity in earnings of consolidated subsidiaries	1,015	1,649	—	(2,664)	—
Other income and expenses, net	1	15	108	—	124
Interest expense	—	216	441	—	657
Earnings before income taxes	1,008	1,445	1,789	(2,664)	1,578
Income tax expense (benefit)	(30)	430	19	—	419
Net income	1,038	1,015	1,770	(2,664)	1,159
Net income—noncontrolling interests	—	—	121	—	121
Net income—controlling interests	$1,038	$1,015	$1,649	$(2,664)	$1,038

Spectra Energy Corp
Condensed Consolidating Statements of Comprehensive Income
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Year Ended December 31, 2015
Net income	$196	$161	$837	$(734)	$460
Other comprehensive income (loss)	(14)	1	(931)	—	(944)
Total comprehensive income (loss), net of tax	182	162	(94)	(734)	(484)
Less: comprehensive income—noncontrolling interests	—	—	251	—	251
Comprehensive income (loss)—controlling interests	$182	$162	$(345)	$(734)	$(735)

Year Ended December 31, 2014
Net income	$1,082	$1,054	$1,852	$(2,705)	$1,283
Other comprehensive income (loss)	9	1	(596)	—	(586)
Total comprehensive income, net of tax	1,091	1,055	1,256	(2,705)	697
Less: comprehensive income—noncontrolling interests	—	—	194	—	194
Comprehensive income—controlling interests	$1,091	$1,055	$1,062	$(2,705)	$503

Year Ended December 31, 2013
Net income	$1,038	$1,015	$1,770	$(2,664)	$1,159
Other comprehensive income (loss)	69	2	(346)	—	(275)
Total comprehensive income, net of tax	1,107	1,017	1,424	(2,664)	884
Less: comprehensive income—noncontrolling interests	—	—	114	—	114
Comprehensive income—controlling interests	$1,107	$1,017	$1,310	$(2,664)	$770

Spectra Energy Corp
Condensed Consolidating Balance Sheet
December 31, 2015
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$212	$—	$213
Receivables—consolidated subsidiaries	15	6	13	(34)	—
Notes receivable—current—consolidated subsidiaries	—	—	387	(387)	—
Receivables—other	2	—	804	—	806
Other current assets	25	—	604	—	629
Total current assets	42	7	2,020	(421)	1,648
Investments in and loans to unconsolidated affiliates	—	—	2,592	—	2,592
Investments in consolidated subsidiaries	13,919	19,161	—	(33,080)	—
Advances receivable—consolidated subsidiaries	—	5,273	1,326	(6,599)	—
Notes receivable—consolidated subsidiaries	—	—	2,800	(2,800)	—
Goodwill	—	—	4,154	—	4,154
Other assets	41	27	242	—	310
Net property, plant and equipment	—	—	22,918	—	22,918
Regulatory assets and deferred debits	3	3	1,295	—	1,301
Total Assets	$14,005	$24,471	$37,347	$(42,900)	$32,923

Accounts payable	$2	$3	$506	$—	$511
Accounts payable—consolidated subsidiaries	4	28	2	(34)	—
Commercial paper	—	481	631	—	1,112
Short-term borrowings—consolidated subsidiaries	—	387	—	(387)	—
Taxes accrued	5	—	73	—	78
Current maturities of long-term debt	—	—	652	—	652
Other current liabilities	102	48	889	—	1,039
Total current liabilities	113	947	2,753	(421)	3,392
Long-term debt	—	2,891	10,001	—	12,892
Advances payable—consolidated subsidiaries	6,599	—	—	(6,599)	—
Notes payable—consolidated subsidiaries	—	2,800	—	(2,800)	—
Deferred credits and other liabilities	767	3,914	2,087	—	6,768
Preferred stock of subsidiaries	—	—	339	—	339
Equity
Controlling interests	6,526	13,919	19,161	(33,080)	6,526
Noncontrolling interests	—	—	3,006	—	3,006
Total equity	6,526	13,919	22,167	(33,080)	9,532
Total Liabilities and Equity	$14,005	$24,471	$37,347	$(42,900)	$32,923

Spectra Energy Corp
Condensed Consolidating Balance Sheet
December 31, 2014
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$214	$—	$215
Receivables—consolidated subsidiaries	18	—	11	(29)	—
Receivables—other	2	—	1,334	—	1,336
Other current assets	71	2	708	—	781
Total current assets	91	3	2,267	(29)	2,332
Investments in and loans to unconsolidated affiliates	—	—	2,966	—	2,966
Investments in consolidated subsidiaries	14,531	20,562	—	(35,093)	—
Advances receivable—consolidated subsidiaries	—	4,683	898	(5,581)	—
Notes receivable—consolidated subsidiaries	—	—	3,198	(3,198)	—
Goodwill	—	—	4,714	—	4,714
Other assets	38	22	267	—	327
Net property, plant and equipment	—	—	22,307	—	22,307
Regulatory assets and deferred debits	4	5	1,343	—	1,352
Total Assets	$14,664	$25,275	$37,960	$(43,901)	$33,998

Accounts payable	$3	$—	$455	$—	$458
Accounts payable—consolidated subsidiaries	—	17	12	(29)	—
Commercial paper	—	398	1,185	—	1,583
Short-term borrowings—consolidated subsidiaries	—	398	—	(398)	—
Taxes accrued	5	—	86	—	91
Current maturities of long-term debt	—	—	327	—	327
Other current liabilities	96	54	1,200	—	1,350
Total current liabilities	104	867	3,265	(427)	3,809
Long-term debt	—	2,890	9,837	—	12,727
Advances payable—consolidated subsidiaries	5,581	—	—	(5,581)	—
Notes payable—consolidated subsidiaries	—	2,800	—	(2,800)	—
Deferred credits and other liabilities	819	4,187	1,800	—	6,806
Preferred stock of subsidiaries	—	—	258	—	258
Equity
Controlling interests	8,160	14,531	20,562	(35,093)	8,160
Noncontrolling interests	—	—	2,238	—	2,238
Total equity	8,160	14,531	22,800	(35,093)	10,398
Total Liabilities and Equity	$14,664	$25,275	$37,960	$(43,901)	$33,998

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$196	$161	$837	$(734)	$460
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	778	—	778
Impairment charges	—	—	349	—	349
Loss from equity investments	—	—	290	—	290
Equity in earnings of consolidated subsidiaries	(161)	(573)	—	734	—
Distributions from equity investments	—	—	161	—	161
Other	187	33	(11)	—	209
Net cash provided by (used in) operating activities	222	(379)	2,404	—	2,247
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(2,848)	—	(2,848)
Investments in and loans to unconsolidated affiliates	—	—	(124)	—	(124)
Purchases of held-to-maturity securities	—	—	(668)	—	(668)
Proceeds from sales and maturities of held-to-maturity securities	—	—	695	—	695
Purchases of available-for-sale securities	—	—	(95)	—	(95)
Proceeds from sales and maturities of available-for-sale securities	—	—	87	—	87
Distributions from equity investments	—	—	451	—	451
Advances (to) from affiliates	(240)	296	—	(56)	—
Loan to equity investment	—	—	(248)	—	(248)
Other changes in restricted funds	—	—	(33)	—	(33)
Other	—	—	1	—	1
Net cash provided by (used in) investing activities	(240)	296	(2,782)	(56)	(2,782)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	1,585	—	1,585
Payments for the redemption of long-term debt	—	—	(285)	—	(285)
Net increase (decrease) in commercial paper	—	83	(522)	—	(439)
Distributions to noncontrolling interests	—	—	(198)	—	(198)
Contributions from noncontrolling interests	—	—	248	—	248
Proceeds from the issuance of SEP common units	—	—	546	—	546
Proceeds from the issuance of Westcoast preferred stock	—	—	84	—	84
Dividends paid on common stock	(996)	—	—	—	(996)
Distributions and advances from (to) affiliates	1,018	—	(1,074)	56	—
Other	(4)	—	(1)	—	(5)
Net cash provided by financing activities	18	83	383	56	540
Effect of exchange rate changes on cash	—	—	(7)	—	(7)
Net decrease in cash and cash equivalents	—	—	(2)	—	(2)
Cash and cash equivalents at beginning of period	—	1	214	—	215
Cash and cash equivalents at end of period	$—	$1	$212	$—	$213

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,082	$1,054	$1,852	$(2,705)	$1,283
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	809	—	809
Earnings from equity investments	—	—	(361)	—	(361)
Equity in earnings of consolidated subsidiaries	(1,054)	(1,651)	—	2,705	—
Distributions from equity investments	—	—	380	—	380
Other	14	304	(208)	—	110
Net cash provided by (used in) operating activities	42	(293)	2,472	—	2,221
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(2,028)	—	(2,028)
Investments in and loans to unconsolidated affiliates	—	—	(259)	—	(259)
Purchases of held-to-maturity securities	—	—	(790)	—	(790)
Proceeds from sales and maturities of held-to-maturity securities	—	—	815	—	815
Purchases of available-for-sale securities	—	—	(13)	—	(13)
Proceeds from sales and maturities of available-for-sale securities	—	—	7	—	7
Distributions from equity investments	—	—	266	—	266
Advances from affiliates	92	495	—	(587)	—
Other changes in restricted funds	—	—	(1)	—	(1)
Net cash provided by (used in) investing activities	92	495	(2,003)	(587)	(2,003)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	300	728	—	1,028
Payments for the redemption of long-term debt	—	(557)	(627)	—	(1,184)
Net increase in commercial paper	—	54	520	—	574
Distributions to noncontrolling interests	—	—	(175)	—	(175)
Contributions from noncontrolling interests	—	—	145	—	145
Proceeds from the issuance of SEP common units	—	—	327	—	327
Dividends paid on common stock	(925)	—	—	—	(925)
Distributions and advances from (to) affiliates	777	(10)	(1,354)	587	—
Other	14	—	(3)	—	11
Net cash used in financing activities	(134)	(213)	(439)	587	(199)
Effect of exchange rate changes on cash	—	—	(5)	—	(5)
Net increase (decrease) in cash and cash equivalents	—	(11)	25	—	14
Cash and cash equivalents at beginning of period	—	12	189	—	201
Cash and cash equivalents at end of period	$—	$1	$214	$—	$215

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013
(In millions)

	Spectra Energy Corp	Spectra Capital (a)	Non-Guarantor Subsidiaries (a)	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,038	$1,015	$1,770	$(2,664)	$1,159
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	787	—	787
Earnings from equity investments	—	—	(445)	—	(445)
Equity in earnings of consolidated subsidiaries	(1,015)	(1,649)	—	2,664	—
Distributions from equity investments	—	—	324	—	324
Other	(2)	478	(271)	—	205
Net cash provided by (used in) operating activities	21	(156)	2,165	—	2,030
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(1,947)	—	(1,947)
Investments in and loans to unconsolidated affiliates	—	—	(312)	—	(312)
Acquisitions, net of cash acquired	—	—	(1,254)	—	(1,254)
Purchases of held-to-maturity securities	—	—	(985)	—	(985)
Proceeds from sales and maturities of held-to-maturity securities	—	—	1,023	—	1,023
Purchases of available-for-sale securities	—	—	(5,878)	—	(5,878)
Proceeds from sales and maturities of available-for-sale securities	—	—	6,024	—	6,024
Distributions from equity investments	—	—	87	—	87
Advances to affiliates	(75)	(1,856)	—	1,931	—
Loan to equity investment	—	—	(71)	—	(71)
Repayment of loan to equity investment	—	71	—	—	71
Other changes in restricted funds	—	—	2	—	2
Other	—	—	4	—	4
Net cash used in investing activities	(75)	(1,785)	(3,307)	1,931	(3,236)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	1,848	2,524	—	4,372
Payments for the redemption of long-term debt	—	(1,944)	(195)	—	(2,139)
Net decrease in commercial paper	—	(170)	(36)	—	(206)
Net increase in short-term borrowings - consolidated subsidiaries	—	(497)	—	497	—
Distributions to noncontrolling interests	—	—	(144)	—	(144)
Contributions from noncontrolling interests	—	—	23	—	23
Proceeds from the issuance of SEP common units	—	—	214	—	214
Dividends paid on common stock	(821)	—	—	—	(821)
Distributions and advances from (to) affiliates	847	2,718	(1,137)	(2,428)	—
Other	28	(5)	(6)	—	17
Net cash provided by financing activities	54	1,950	1,243	(1,931)	1,316
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Net increase in cash and cash equivalents	—	9	98	—	107
Cash and cash equivalents at beginning of period	—	3	91	—	94
Cash and cash equivalents at end of period	$—	$12	$189	$—	$201
____________

(a)	Excludes the effects of $3,869 million of non-cash equitizations of advances receivable owed to Spectra Capital.

25. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions, except per share amounts)
2015
Operating revenues	$1,623	$1,192	$1,103	$1,316	$5,234
Operating income	541	406	389	97	1,433
Net income (loss)	325	80	243	(188)	460
Net income (loss)—controlling interests	267	18	174	(263)	196
Earnings (loss) per share (a)
Basic and diluted	0.40	0.03	0.26	(0.39)	0.29
2014
Operating revenues	$1,843	$1,253	$1,207	$1,600	$5,903
Operating income	639	338	382	565	1,924
Net income	467	188	254	374	1,283
Net income—controlling interests	419	146	201	316	1,082
Earnings per share (a)
Basic	0.63	0.22	0.30	0.47	1.61
Diluted	0.62	0.22	0.30	0.47	1.61
___________

(a)	Quarterly earnings-per-share amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding.
Unusual or Infrequent Items
Due to the significant downturn in commodity prices, DCP Midstream performed a goodwill impairment test and other asset impairment tests in 2015. The impairment tests resulted in DCP Midstream’s recognition of a $460 million goodwill impairment and $342 million in other asset impairments, net of tax, which reduced our equity earnings from DCP Midstream by $231 million after-tax for 2015. Due to the asset impairment recognized by DCP Midstream, we assessed our equity investment in DCP Midstream and determined that our equity investment in DCP Midstream was not impaired.
During the fourth quarter of 2015, we recorded goodwill impairments associated with the acquisition of Westcoast in 2002 for BC Field Services and the Empress NGL Operations, which impacted net income by $270 million and $63 million, respectively. The impairments are included in Impairment of Goodwill and Other on the Consolidated Statement of Operations. See Note 11 for further discussion.

SPECTRA ENERGY CORP
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions:		Deductions (a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(in millions)
December 31, 2015
Allowance for doubtful accounts	$11	$7	$—	$7	$11
Other (b)	113	36	24	39	134
	$124	$43	$24	$46	$145
December 31, 2014
Allowance for doubtful accounts	$10	$6	$—	$5	$11
Other (b)	164	29	—	80	113
	$174	$35	$—	$85	$124
December 31, 2013
Allowance for doubtful accounts	$13	$7	$—	$10	$10
Other (b)	181	21	—	38	164
	$194	$28	$—	$48	$174
_________

(a)	Principally cash payments and reserve reversals.

(b)	Principally income tax, insurance-related, litigation and other reserves, included primarily in Deferred Credits and Other Liabilities—Regulatory and Other on the Consolidated Balance Sheets.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2015 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
The report of management required under this Item 9A. is contained in Item 8. Financial Statements and Supplementary Data, Management’s Annual Report on Internal Control over Financial Reporting.
Attestation Report of Independent Registered Public Accounting Firm
The attestation report required under this Item 9A. is contained in Item 8. Financial Statements and Supplementary Data, Report of Independent Registered Public Accounting Firm.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Reference to “Executive Officers” is included in “Part I. Item 1. Business” of this report. Other information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of shareholders.
Item 11. Executive Compensation.
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of shareholders.
Item 14. Principal Accounting Fees and Services.
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2016 annual meeting of shareholders.

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
Date: February 25, 2016

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
F. Anthony Comper*
Lead Director
Peter B. Hamilton*
Director
Miranda C. Hubbs*
Director
Michael McShane*
Director
Michael G. Morris*
Director
Michael E.J. Phelps*
Director
Date: February 25, 2016
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

2.9
Exchange and Redemption Agreement by and between Spectra Energy Corp and Spectra Energy Partners, LP dated as of October 18, 2015 (filed as Exhibit No. 2.1 to Form 8-K of Spectra Energy Corp on October 19, 2015).

2.10
Contribution Agreement by and among Phillips Gas Company, Spectra Energy DEFS Holding, LLC, Spectra Energy DEFS Holding II, LLC and DCP Midstream, LLC and, solely for the limited purposes set forth therein, Phillips 66 and Spectra Energy Corp, dated as of October 18, 2015 (filed as Exhibit No. 2.2 to Form 8-K of Spectra Energy Corp on October 19, 2015).

3.1	Amended and Restated Certificate of Incorporation of Spectra Energy Corp (filed as Exhibit No. 3.1 to Form 8-K of Spectra Energy Corp on December 15, 2006).
3.1.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Spectra Energy Corp (filed as Exhibit No. 3.1 to Form 8-K of Spectra Energy Corp on May 7, 2012).
3.2	The By-Laws of Spectra Energy Corp, as amended and restated on November 4, 2015 (filed as Exhibit No. 3.1 to Form 8-K of Spectra Energy Corp on November 5, 2015).
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

+10.26	Form of Phantom Stock Award Agreement (2013) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.1 to Form 10-Q of Spectra Energy Corp on May 8, 2013).
+10.27	Form of Performance Award Agreement (cash) (2013) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.2 to Form 10-Q of Spectra Energy Corp on May 8, 2013).
+10.28	Form of Performance Award Agreement (stock) (2013) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.3 to Form 10-Q of Spectra Energy Corp on May 8, 2013).
+10.29	Form of Phantom Stock Award Agreement (2014) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.1 to Form 10-Q of Spectra Energy Corp on May 8, 2014).
+10.30	Form of Performance Stock Award Agreement (2014) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.2 to Form 10-Q of Spectra Energy Corp on May 8, 2014).
+10.31	Form of Phantom Stock Award Agreement (2015) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.1 to Form 10-Q of Spectra Energy Corp on May 7, 2015).
+10.32	Form of Performance Stock Award Agreement (2015) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan (filed as Exhibit No. 10.2 to Form 10-Q of Spectra Energy Corp on May 7, 2015).
10.33
Amended and Restated Credit Agreement, dated as of November 1, 2013, by and among Spectra Energy Capital, LLC, as Borrower, Spectra Energy Corp, as Guarantor, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit No. 10.1 to Form 8-K of Spectra Energy Corp on November 1, 2013).

10.34
Credit Agreement, dated as of November 1, 2013, by and among Spectra Energy Capital, LLC, as Borrower, Spectra Energy Corp, as Guarantor, Bank of America, N.A., as Administrative Agent, and the lenders party thereto (filed as Exhibit No. 10.2 to Form 8-K of Spectra Energy Corp on November 1, 2013).

10.35
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
Denver, Colorado
We have audited the accompanying consolidated financial statements of DCP Midstream, LLC and its subsidiaries (the "Company"), which comprise the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015, and the related notes to the consolidated financial statements.
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
Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DCP Midstream, LLC and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in accordance with accounting principles generally accepted in the United States of America.
Emphasis of Matter
As discussed in Note 3 to the consolidated financial statements, on December 31, 2015 the Company adopted the amended provisions of ASC subtopic 835-30, Interest-Imputation of Interest, as it pertains to reporting debt issuance costs related to notes as a direct reduction to the face amount of the note in the consolidated balance sheets, rather than as a long-term asset, and as a result, retrospectively adjusted its 2014 consolidated balance sheet. Our opinion is not modified with respect to this matter.
/s/ Deloitte & Touche LLP
February 25, 2016

F-2                     Member of
Deloitte Touche Tohmatsu Limited

DCP MIDSTREAM, LLC
CONSOLIDATED BALANCE SHEETS
(millions)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$3	$27
Accounts receivable:
Customers, net of allowance for doubtful accounts of $4 million and $3 million, respectively	444	813
Affiliates	75	180
Other	21	39
Inventories	51	76
Unrealized gains on derivative instruments	156	165
Other	50	80
Total current assets	800	1,380
Property, plant and equipment, net	9,428	9,537
Investments in unconsolidated affiliates	2,992	1,463
Intangible assets, net	149	290
Goodwill	242	704
Unrealized gains on derivative instruments	19	23
Other long-term assets	251	240
Total assets	$13,881	$13,637
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$480	$904
Affiliates	40	35
Other	25	58
Short-term borrowings	—	1,012
Current maturities of long-term debt	—	450
Unrealized losses on derivative instruments	69	124
Accrued interest	72	76
Accrued taxes	38	34
Accrued wages and benefits	67	55
Other	105	190
Total current liabilities	896	2,938
Deferred income taxes	26	105
Long-term debt	5,669	5,191
Unrealized losses on derivative instruments	12	15
Other long-term liabilities	187	185
Total liabilities	6,790	8,434
Commitments and contingent liabilities
Equity:
Members’ interest	4,691	2,630
Accumulated other comprehensive loss	(4)	(5)
Total members’ equity	4,687	2,625
Noncontrolling interests	2,404	2,578
Total equity	7,091	5,203
Total liabilities and equity	$13,881	$13,637
See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(millions)

	Year Ended December 31,
	2015	2014	2013
Operating revenues:
Sales of natural gas and petroleum products	$6,030	$11,378	$9,807
Sales of natural gas and petroleum products to affiliates	765	2,030	1,732
Transportation, storage and processing	532	517	463
Trading and marketing gains, net	119	88	36
Total operating revenues	7,446	14,013	12,038
Operating costs and expenses:
Purchases of natural gas and petroleum products	5,571	11,361	9,679
Purchases of natural gas and petroleum products from affiliates	418	467	288
Operating and maintenance	742	780	691
Depreciation and amortization	376	348	314
Asset impairments	912	18	—
General and administrative	278	281	280
(Gain) loss on sale of assets, net	(42)	7	(22)
Restructuring costs	11	—	—
Total operating costs and expenses	8,266	13,262	11,230
Operating (loss) income	(820)	751	808
Earnings from unconsolidated affiliates	182	83	35
Interest expense, net	(320)	(287)	(249)
(Loss) income before income taxes	(958)	547	594
Income tax benefit (expense)	102	(11)	(10)
Net (loss) income	(856)	536	584
Net income attributable to noncontrolling interests	(86)	(248)	(93)
Net (loss) income attributable to members’ interests	$(942)	$288	$491

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(millions)

	Year Ended December 31,
	2015	2014	2013
Net (loss) income	$(856)	$536	$584
Other comprehensive income:
Reclassification of cash flow hedge losses into earnings	2	2	3
Total other comprehensive income	2	2	3
Total comprehensive (loss) income	(854)	538	587
Total comprehensive income attributable to noncontrolling interests	(87)	(249)	(93)
Total comprehensive (loss) income attributable to members’ interests	$(941)	$289	$494

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(millions)

	Members’ Equity
	Members’ Interest	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
Balance, January 1, 2013	$2,413	$(9)	$913	$3,317
Net income	491	—	93	584
Other comprehensive income	—	3	—	3
Dividends and distributions	(430)	—	(167)	(597)
Issuance of common units by DCP Partners, net of offering costs	196	—	886	1,082
Balance, December 31, 2013	2,670	(6)	1,725	4,389
Net income	288	—	248	536
Other comprehensive income	—	1	1	2
Dividends and distributions	(474)	—	(252)	(726)
Issuance of common units by DCP Partners, net of offering costs	146	—	856	1,002
Balance, December 31, 2014	2,630	(5)	2,578	5,203
Net (loss) income	(942)	—	86	(856)
Other comprehensive income	—	1	1	2
Contributions from members	3,000	—	—	3,000
Dividends and distributions	—	—	(289)	(289)
Issuance of common units by DCP Partners, net of offering costs	3	—	28	31
Balance, December 31, 2015	$4,691	$(4)	$2,404	$7,091

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(856)	$536	$584
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	376	348	314
Earnings from unconsolidated affiliates	(182)	(83)	(35)
Distributions from unconsolidated affiliates	217	141	52
Deferred income tax (benefit) expense	(102)	9	4
Net unrealized gains on derivative instruments	(46)	(43)	(5)
Asset impairments	912	18	—
(Gain) loss on sale of assets, net	(42)	7	(22)
Other, net	34	27	20
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	491	397	(333)
Inventories	29	16	9
Accounts payable	(401)	(452)	300
Other, net	11	(104)	(50)
Net cash provided by operating activities	441	817	838
Cash flows from investing activities:
Capital expenditures	(811)	(1,384)	(1,420)
Investments in unconsolidated affiliates, net	(64)	(161)	(523)
Proceeds from sale of assets	164	30	46
Net cash used in investing activities	(711)	(1,515)	(1,897)
Cash flows from financing activities:
Payment of dividends and distributions to members	—	(474)	(430)
Proceeds from long-term debt	7,216	719	2,507
Payment of long-term debt	(7,196)	—	(2,238)
Contribution from member	1,500	—	—
Proceeds from issuance of common units by DCP Partners, net of offering costs	31	1,001	1,083
(Repayment) borrowings of commercial paper, net	(1,012)	(288)	342
Distributions paid to noncontrolling interests	(289)	(252)	(167)
Payment of deferred financing costs	(4)	(12)	(11)
Net cash provided by financing activities	246	694	1,086
Net change in cash and cash equivalents	(24)	(4)	27
Cash and cash equivalents, beginning of period	27	31	4
Cash and cash equivalents, end of period	$3	$27	$31

See Notes to Consolidated Financial Statements.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014 and 2013
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
DCP Midstream Partners, LP, or DCP Partners, is a master limited partnership, of which we act as general partner. As of December 31, 2015 and 2014, we owned an approximate 21% and 22% interest in DCP Partners, respectively, including our limited partner and general partner interests. We also own incentive distribution rights that entitle us to receive an increasing share of available cash as pre-defined distribution targets are achieved. As the general partner of DCP Partners, we have responsibility for its operations.
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
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. These consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries where we have the ability to exercise control and undivided interests in jointly owned assets. We also consolidate DCP Partners, which we control through our ownership and general partner interest, and where the limited partners do not have substantive kick-out or participating rights. Investments in greater than 20% owned affiliates that are not variable interest entities and where we do not have the ability to exercise control, and investments in less than 20% owned affiliates where we have the ability to exercise significant influence, are accounted for using the equity method. Intercompany balances and transactions have been eliminated in consolidation.
2. Summary of Significant Accounting Policies
Use of Estimates - Conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and notes. Although these estimates are based on management’s best available knowledge of current and expected future events, actual results could differ from those estimates.
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
Accounting for Risk Management and Derivative Activities and Financial Instruments - We designate each energy commodity derivative as either trading or non-trading. Certain non-trading derivatives may be designated as a hedge of a forecasted transaction or future cash flow (cash flow hedge), a hedge of a recognized asset, liability or firm commitment (fair value hedge), or normal purchases or normal sales contract. The remaining other non-trading derivatives, which are related to

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
asset based activities for which hedge accounting or the normal purchase or normal sale exception is not elected, are recorded at fair value in the consolidated balance sheets as unrealized gains or unrealized losses on derivative instruments, with changes in the fair value recognized in the consolidated statements of operations. For each derivative, the accounting method and presentation of gains and losses or revenue and expense in the consolidated statements of operations are as follows:

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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
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
Goodwill and Intangible Assets - Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business. We perform an annual impairment test of goodwill in the third quarter, and update the test during interim periods when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value of a reporting unit. We primarily use a discounted cash flow analysis, supplemented by a market approach analysis, to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows including an estimate of operating and general and administrative costs. In estimating cash flows, we incorporate current market information, as well as historical and other factors, into our forecasted commodity prices. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value. Adverse changes in our business or the overall operating environment such as declines in gas production volumes, loss of significant customers or a further decrease in commodity prices may affect our estimate of future operating results, which could result in future goodwill and intangible assets impairment charges for other reporting units.
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
We evaluate our investments in unconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying value of such investments may have experienced a decline in value. When there is evidence of loss in value, we compare the estimated fair value of the investment to the carrying value of the investment to determine whether impairment has occurred and if the loss is other than temporary. We assess the fair value of our investments in unconsolidated affiliates using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models. If the estimated fair value is less than the carrying value and

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized as an impairment loss.
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
If the carrying value is not recoverable, the impairment loss is measured as the excess of the asset’s carrying value over its fair value. We determine the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third party comparable sales and discounted cash flow models. Significant changes in market conditions resulting from events such as the condition of an asset or a change in management’s intent to utilize the asset would generally require management to reassess the cash flows related to the long-lived assets. A prolonged period of lower commodity prices or declines in production volumes may adversely affect our estimate of future operating results, which could result in future impairment due to the potential impact on our operations and cash flows.
Unamortized Debt Premium, Discount and Expense - Premiums, discounts and costs incurred with the issuance of long-term debt are amortized over the term of the debt using the effective interest method. The premiums, discounts and unamortized costs are recorded on the consolidated balance sheets within the carrying amount of long-term debt.
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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
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
Revenue for goods and services provided but not invoiced is estimated each month and recorded along with related purchases of goods and services used but not invoiced. These estimates are generally based on estimated commodity prices, preliminary throughput measurements and allocations and contract data. There are no material differences between the actual amounts and the estimated amounts of revenues and purchases recorded at December 31, 2015, 2014 and 2013.
Quantities of natural gas or NGLs over-delivered or under-delivered related to imbalance agreements with customers, producers or pipelines are recorded monthly as accounts receivable or accounts payable using current market prices or the weighted-average prices of natural gas or NGLs at the plant or system. These balances are settled with deliveries of natural gas or NGLs, or with cash. Included in the consolidated balance sheets as accounts receivable - other, as of December 31, 2015 and 2014, were imbalances totaling $21 million and $38 million, respectively. Included in the consolidated balance sheets as accounts payable - other, as of December 31, 2015 and 2014, were imbalances totaling $25 million and $58 million, respectively.
Significant Customers - There were no third party customers that accounted for more than 10% of total operating revenues for the years ended December 31, 2015, 2014 or 2013. We had significant transactions with affiliates for the years ended December 31, 2015, 2014 and 2013. See Note 6, Agreements and Transactions with Related Parties and Affiliates.
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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
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
3. Recent Accounting Pronouncements
Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” or ASU 2015-17 - In November 2015, the FASB issued ASU 2015-17, which requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods with the option to early adopt. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.
FASB ASU 2015-16 “Business Combinations (Topic 805),” or ASU 2015-16 - In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, with the option to early adopt for financial statements that have not been issued. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.
FASB ASU 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” or ASU 2015-11 - In July 2015, the FASB issued ASU 2015-11, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments apply to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods beginning after December 15, 2017, with the option to early adopt as of the beginning of an annual or interim period. The adoption of this ASU will have no impact on our consolidated results of operations, cash flows and financial position.
FASB ASU 2015-03 “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost,” or ASU 2015-03 - In April 2015, the FASB issued ASU 2015-03, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The company adopted ASU 2015-03 on December 31, 2015 which required retrospective application to the 2014 consolidated balance sheet. As a result of the adoption, $35 million of debt issuance costs was recorded as a deduction from long-term debt as of December 31, 2015, and $42 million was reclassified from other long-term assets to long-term debt as of December 31, 2014, respectively.
FASB ASU 2015-02 “Consolidation - (Topic 810): Amendments to the Consolidation Analysis,” or ASU 2015-02 - In February 2015, the FASB issued ASU 2015-02, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This ASU is effective for annual reporting periods beginning after December 15, 2015, and we are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

FASB ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09 - In May 2014, the FASB issued ASU 2014-09, which supersedes the revenue recognition requirements of Accounting Standards Codification, or ASC, Topic 605 “Revenue Recognition.” This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
4. Acquisitions
In January 2015, DCP Partners entered into an agreement with an affiliate of Enterprise Products Partners L.P., or Enterprise, to acquire a 15% ownership interest in Panola Pipeline Company, LLC, or Panola. At closing, DCP Partners paid $1 million for its interest in the joint venture. The anticipated total consideration of approximately $26 million includes DCP Partners’ proportionate share in construction costs for an expansion of the existing Panola NGL pipeline. The Panola NGL pipeline originates in Carthage, Texas and extends approximately 180 miles to Mont Belvieu, Texas. The expansion will extend the Panola NGL pipeline for approximately 60 miles and increase capacity from approximately 50 MBbls/d to 100 MBbls/d. DCP Partners, along with affiliates of Anadarko Petroleum Corporation and MarkWest Energy Partners, L.P., each own a 15% interest in Panola. Enterprise owns a 55% interest in Panola and is constructing the expansion and will operate the pipeline. In accordance with the joint venture agreement, DCP Partners began participating in the earnings of the Panola pipeline on February 1, 2016.
5. Dispositions
In July 2015, we entered into a purchase and sale agreement with a third party to sell a non-core gas processing plant and gathering system for approximately $120 million, subject to customary purchase price adjustments. This transaction closed on August 26, 2015, and we recognized a $59 million gain on sale in the consolidated statement of operations for the year ended December 31, 2015.
In May 2015, we entered into purchase and sale agreements with WTG Benedum Joint Venture to sell our 33% interest in the Benedum gas processing plant and 100% interest in the Benedum gathering system, or Benedum, for approximately $21 million, subject to customary purchase price adjustments. This transaction closed on May 13, 2015, and we recognized a $27 million loss on sale, which included $2 million of goodwill, in the consolidated statement of operations for the year ended December 31, 2015.
In January 2015, we entered into a purchase and sale agreement with Mustang Gas Products, LLC to sell our approximate 44% interest in the Dover-Hennessey gas processing plant and gathering system for approximately $29 million, subject to customary purchase price adjustments. This transaction closed on January 30, 2015, and we recognized a $10 million gain on sale in the consolidated statement of operations for the year ended December 31, 2015.
6. Agreements and Transactions with Related Parties and Affiliates
Dividends, Distributions and Contributions
During the year ended December 31, 2015, no tax distributions were paid to the members. During the years ended December 31, 2014 and 2013, we paid tax distributions of $159 million and $18 million, respectively, based on estimated annual taxable income allocated to Phillips 66 and Spectra Energy according to their respective ownership percentages at the date the distributions became due. During the year ended December 31, 2015, no dividends were declared or paid. During the years ended December 31, 2014 and 2013, we declared and paid dividends of $315 million and $412 million, respectively, to Phillips 66 and Spectra Energy, allocated in accordance with their respective ownership percentages.
During the years ended December 31, 2015, 2014 and 2013, DCP Partners paid distributions of $358 million, $316 million and $215 million, respectively, to its limited partners, of which we received $76 million, $69 million and $54 million for our limited partner interests, respectively. Additionally, during the years ended December 31, 2015, 2014 and 2013, we received $124 million, $104 million and $62 million, respectively for our general partner interest, which includes our incentive distribution rights. Distributions from DCP Partners eliminate in consolidation.
On October 30, 2015, we closed on the $3 billion contribution agreement, or Equity Contribution, with Phillips 66 and Spectra Energy under which Phillips 66 contributed $1.5 billion in cash and Spectra Energy contributed all of its interests in the Sand Hills and Southern Hills NGL pipelines to us, respectively, as capital contributions.
Phillips 66 and CPChem
We sell a portion of our NGLs to Phillips 66 and Chevron Phillips Chemical LLC, or CPChem. In addition, we purchase NGLs from CPChem. CPChem is owned 50% by Phillips 66, and is considered a related party. Prior to December 31, 2014,

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
approximately 35% of our NGL production was committed to Phillips 66 and CPChem, under 15-year contracts, the primary production commitment of which began a ratable wind down period in December 2014 and expires in January 2019. Approximately 28% of our NGL production was committed to Phillips 66 and CPChem as of December 31, 2015. We anticipate continuing to purchase and sell commodities with Phillips 66 and CPChem in the ordinary course of business.
Spectra Energy
We purchase natural gas and other NGL products from, and provide gathering, transportation and other services to Spectra Energy. We anticipate continuing to purchase commodities and provide services to Spectra Energy in the ordinary course of business.
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
On February 23, 2015, the annual fee payable under the Services Agreement was increased to $71 million, following approval of the increase by the special committee of DCP Partners’ Board of Directors. DCP Partners’ growth, both from organic growth and acquisitions, has resulted in DCP Partners becoming a much larger portion of our business. Additionally, DCP Partners’ expansion into downstream logistics has required us to expand our capabilities and provide DCP Partners with a broader range of services than what was previously provided. As a result, we initiated a comprehensive review of our costs and the methodology for allocating general and administrative services. The result of this review reflects the level and cost of general and administrative services we provide to DCP Partners as the operator of its assets. The annual fee was effective starting January 1, 2015.
We have previously entered into derivative transactions directly with DCP Partners as a result of dropdown transactions whereby we were the counterparty. In March 2015, we novated these fixed price commodity derivatives for approximately $141 million, and DCP Partners’ counterparty is now one of the financial institutions associated with DCP Partners’ credit facility. As we are no longer the counterparty in these fixed price commodity derivatives, DCP Partners’ position no longer eliminates in our consolidated financial statements.
Unconsolidated Affiliates
We, along with other third party shippers, have entered into 15-year transportation agreements, with Sand Hills Pipeline, LLC, or Sand Hills, Southern Hills Pipeline, LLC, or Southern Hills, Front Range Pipeline LLC, or Front Range, and Texas Express Pipeline LLC, or Texas Express. Under the terms of these 15-year agreements, which commenced at each of the pipelines’ respective in-service dates and expire between 2028 and 2029, we have committed to transport minimum throughput volumes at rates defined in each of the pipelines’ respective tariffs.
Under the terms of the Sand Hills LLC Agreement and the Southern Hills LLC Agreement, or the Sand Hills and Southern Hills LLC Agreements, Sand Hills and Southern Hills are required to reimburse us for any direct costs or expenses (other than general and administration services) which we incur on behalf of Sand Hills and Southern Hills. Additionally, Sand Hills and Southern Hills each pay us an annual service fee of $5 million, for centralized corporate functions provided by us as operator of Sand Hills and Southern Hills, including legal, accounting, cash management, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, taxes and engineering. Except with respect to the annual service fee, there is no limit on the reimbursements Sand Hills and Southern Hills make to us under the Sand Hills and Southern Hills LLC Agreements for other expenses and expenditures which we incur on behalf of Sand Hills or Southern Hills.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
We also sell a portion of our residue gas and NGLs to, purchase natural gas and other NGL products from, and provide gathering and transportation services to other unconsolidated affiliates. We anticipate continuing to purchase and sell commodities and provide services to unconsolidated affiliates in the ordinary course of business.
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
The following table summarizes our transactions with related parties and affiliates:

	Years Ended December 31,
	2015	2014	2013
	(millions)
Phillips 66 (including CPChem):
Sales of natural gas and petroleum products to affiliates	$695	$1,960	$1,665
Transportation, storage and processing	$—	$—	$1
Purchases of natural gas and petroleum products from affiliates	$—	$11	$14
Operating and general and administrative expenses (a)	$4	$3	$(11)
Spectra Energy:
Transportation, storage and processing	$—	$14	$—
Purchases of natural gas and petroleum products from affiliates	$50	$88	$74
Operating and general and administrative expenses	$6	$10	$10
Unconsolidated affiliates:
Sales of natural gas and petroleum products to affiliates	$70	$70	$67
Transportation, storage and processing	$3	$12	$10
Purchases of natural gas and petroleum products from affiliates	$368	$368	$200

(a) The year ended December 31, 2013 included a gain on the sale of sections of our existing Seaway pipeline to Phillips 66, which was treated as a reduction to operating expense in the consolidated statement of operations.

We had balances with related parties and affiliates as follows:

	December 31,
	2015	2014
	(millions)
Phillips 66 (including CPChem):
Accounts receivable	$54	$161
Accounts payable	$3	$4
Other assets	$1	$1
Spectra Energy:
Accounts receivable	$—	$1
Accounts payable	$4	$4
Other assets	$1	$1
Unconsolidated affiliates:
Accounts receivable	$21	$18
Accounts payable	$33	$27
Other assets	$31	$30

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
7. Inventories
Inventories were as follows:

	December 31,
	2015	2014
	(millions)
Natural gas	$29	$36
NGLs	22	40
Total inventories	$51	$76
We recognize lower of cost or market adjustments when the carrying value of our inventories exceeds their estimated market value. These non-cash charges are a component of purchases of natural gas, propane and NGLs in the consolidated statements of operations. We recognized $8 million, $24 million and $4 million in lower of cost or market adjustments during the years ended December 31, 2015, 2014 and 2013, respectively.
8. Property, Plant and Equipment
Property, plant and equipment by classification were as follows:

	Depreciable	December 31,
	Life	2015	2014

Gathering and transmission systems	20 - 50 years	$8,815	$8,434
Processing, storage and terminal facilities	35 - 60 years	5,102	4,522
Other	3 - 30 years	485	415
Construction work in progress		196	1,159
Property, plant and equipment		14,598	14,530
Accumulated depreciation		(5,170)	(4,993)
Property, plant and equipment, net		$9,428	$9,537
We evaluate whether the carrying value of property, plant and equipment has been impaired when we believe events or changes in circumstances indicate that we may not be able to recover the carrying value of those assets. It was determined during the fourth quarter of 2015 that the carrying amount of certain property, plant and equipment was not recoverable. The fair value of property, plant and equipment was derived from a discounted cash flow model using Level 3 fair value measurements. We determined the carrying value of those assets were less than their fair value and recognized property, plant and equipment non-cash impairments of $302 million, which are included in asset impairments in the consolidated statement of operations for the year ended December 31, 2015.
Interest capitalized on construction projects for the years ended December 31, 2015, 2014 and 2013 was $32 million, $34 million and $40 million, respectively.
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $357 million, $327 million and $289 million, respectively.
Asset Retirement Obligations - As of December 31, 2015 and 2014, we had $120 million and $117 million, respectively, of asset retirement obligations, or AROs, in other long-term liabilities in the consolidated balance sheets. Accretion expense is recorded within operating and maintenance expense in our consolidated statements of operations.
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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
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
The following table summarizes changes in the asset retirement obligations included in our balance sheets:

	December 31,
	2015	2014
	(millions)
Balance, beginning of period	$117	$93
Accretion expense	7	6
Revisions in estimated cash flows	(4)	18
Balance, end of period	$120	$117
9. Investments in Unconsolidated Affiliates
We had investments in the following unconsolidated affiliates accounted for using the equity method:

	Percentage	December 31,
	Ownership	2015	2014
		(millions)
DCP Sand Hills Pipeline, LLC (a)	66.67%	$1,492	$413
DCP Southern Hills Pipeline, LLC (a)	66.67%	764	329
Discovery Producer Services, LLC	40.00%	405	407
Front Range Pipeline LLC	33.33%	170	169
Texas Express Pipeline LLC	10.00%	96	98
Mont Belvieu Enterprise Fractionator	12.50%	25	23
Panola Pipeline Company, LLC	15.00%	19	—
Mont Belvieu I Fractionation Facility	20.00%	11	14
Other unconsolidated affiliates	Various	10	10
Total investments in unconsolidated affiliates		$2,992	$1,463

(a) As of December 31, 2015, Sand Hills and Southern Hills are each owned 33.34% by us and 33.33% by DCP Partners.
There was an excess of the carrying amount of the investment over the underlying equity of Sand Hills of $677 million and $10 million as of December 31, 2015 and 2014, respectively, which is associated with and being amortized over the life of the underlying long-lived assets of Sand Hills.
There was an excess of the carrying amount of the investment over the underlying equity of Southern Hills of $152 million and $7 million as of December 31, 2015 and 2014, respectively, which is associated with, and being amortized over the life of, the underlying long-lived assets of Southern Hills.
There was a deficit between the carrying amount of the investment and the underlying equity of Discovery Producer Services, LLC, or Discovery, of $24 million and $25 million as of December 31, 2015 and 2014, respectively, which is associated with, and is being amortized over the life of, the underlying long-lived assets of Discovery.
There was an excess of the carrying amount of the investment over the underlying equity of Front Range of $5 million at both December 31, 2015 and 2014, which is associated with, and is being amortized over the life of, the underlying long-lived assets of Front Range.
There was an excess of the carrying amount of the investment over the underlying equity of Texas Express of $3 million at both December 31, 2015 and 2014, which is associated with, and is being amortized over the life of, the underlying long-lived assets of Texas Express.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
There was a deficit between the carrying amount of the investment and the underlying equity of Mont Belvieu I Fractionation Facility, or Mont Belvieu I, of $3 million and $4 million as of December 31, 2015 and 2014, respectively, which is associated with, and is being amortized over the life of, the underlying long-lived assets of Mont Belvieu I.
Earnings (loss) from unconsolidated affiliates amounted to the following:

	Year Ended December 31,
	2015	2014	2013
	(millions)
DCP Sand Hills Pipeline, LLC	$62	$27	$5
Discovery Producer Services, LLC	53	7	1
DCP Southern Hills Pipeline, LLC	18	15	(2)
Front Range Pipeline LLC	17	2	—
Mont Belvieu Enterprise Fractionator	15	17	13
Mont Belvieu I Fractionation Facility	9	12	19
Texas Express Pipeline LLC	8	3	(1)
Main Pass Oil and Gathering Company (a)	—	—	1
Other unconsolidated affiliates	—	—	(1)
Total earnings from unconsolidated affiliates	$182	$83	$35

(a) We sold our two-thirds ownership interest in Main Pass Oil and Gathering Company in August 2014.
The following tables summarize the combined financial information of unconsolidated affiliates:

	Year Ended December 31,
	2015	2014	2013
	(millions)
Income statement (a):
Operating revenues	$1,142	$859	$556
Operating expenses	$541	$503	$359
Net income	$600	$354	$194

	December 31,
	2015	2014
	(millions)
Balance sheet (a):
Current assets	$240	$270
Long-term assets	5,224	5,125
Current liabilities	(167)	(192)
Long-term liabilities	(230)	(165)
Net assets	$5,067	$5,038

(a) In accordance with the Panola joint venture agreement, earnings began to accrue to DCP Partners’ interest on February 1, 2016. Accordingly, no activity related to Panola is included in the above tables as of and for the year ended December 31, 2015.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
10. Goodwill and Intangible Assets
The change in the carrying amount of goodwill is as follows:

	December 31,
	2015	2014
	(millions)
Balance, beginning of period	$704	$722
Impairment	(460)	(18)
Dispositions	(2)	—
Balance, end of period	$242	$704
In the second quarter of 2015, we determined that continued weak commodity prices caused a change in circumstances warranting an interim impairment test. Using the fair value approaches described within the Summary of Significant Accounting Policies, we determined that the estimated fair value of our Mid-Continent and Permian reporting units was less than the carrying amount.
DCP Partners also performed a goodwill assessment in the second quarter of 2015 and determined that the estimated fair value of its Collbran, Michigan and Southeast Texas reporting units was less than the carrying amount, due to the same factors.
We then allocated the estimated fair value of the reporting unit among all of the assets and liabilities of the reporting unit in a hypothetical purchase price allocation. In the second quarter of 2015, we and DCP Partners recognized goodwill impairment based on our best estimate of the impairment resulting from the performance of the hypothetical purchase price allocation which totaled $378 million for our Mid-continent and Permian reporting units and $49 million for DCP Partners’ Collbran, Michigan and Southeast Texas reporting units. We and DCP Partners completed the hypothetical purchase price allocation in the third quarter of 2015 and after completing the analysis, there was no remaining fair value to assign to goodwill of DCP Partners’ Collbran reporting unit. As a result, DCP Partners recorded an additional impairment of $33 million in the third quarter of 2015.
We performed our annual goodwill assessment during the third quarter of 2015. We concluded and DCP Partners concluded that the fair value of goodwill of the remaining reporting units exceeded their carrying value, and the entire amount of goodwill disclosed on the consolidated balance sheet associated with these remaining reporting units is recoverable, therefore, no other goodwill impairments were identified or recorded for the remaining reporting units as a result of the annual goodwill assessment
Our impairment determinations involved significant assumptions and judgments, as discussed within the Summary of Significant Accounting Policies. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to additional goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value. Adverse changes in our business or the overall operating environment such as declines in gas production volumes, loss of significant customers or a further decrease in commodity prices may affect our estimate of future operating results, which could result in future goodwill impairment charges for other reporting units.
Intangible assets consist of customer contracts, including commodity purchase, transportation and processing contracts and related relationships. The assessment of our intangible assets was also updated as of December 31, 2015 in accordance with the assessment of property, plant and equipment as described within Property, Plant and Equipment, resulting in an intangible asset impairment of $122 million, which is included in asset impairments in the consolidated statement of operations for the year ended December 31, 2015.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
The gross carrying amount and accumulated amortization of these intangible assets are included in the accompanying consolidated balance sheets as intangible assets, net, and are as follows:

	December 31,
	2015	2014
	(millions)
Gross carrying amount	$410	$524
Accumulated amortization	(139)	(234)
Accumulated impairment	(122)	—
Intangible assets, net	$149	$290
For the years ended December 31, 2015, 2014 and 2013, we recorded amortization expense of $19 million, $21 million and $25 million, respectively. As of December 31, 2015, the remaining amortization periods ranged from approximately 3 years to approximately 20 years, with a weighted-average remaining period of approximately 15 years.
Estimated future amortization for these intangible assets is as follows:

Estimated Future Amortization
(millions)
2016	$11
2017	11
2018	11
2019	11
2020	11
Thereafter	94
Total	$149
11. Fair Value Measurement
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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
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
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While we believe that our valuation methods are appropriate and consistent with other market participants, we recognize that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We review our fair value policies on a regular basis taking into consideration changes in the marketplace and, if necessary, will adjust our policies accordingly. See Note 13, Risk Management and Hedging Activities, Credit Risk and Financial Instruments.
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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
During the year ended December 31, 2015, we recognized impairments of goodwill, property, plant and equipment, intangible assets and other assets of $912 million in our consolidated statement of operations as summarized in the table below. Our impairment determinations involved significant assumptions and judgments. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. As such, the fair value measurements utilized within these models are classified as non-recurring Level 3 measurements in the fair value hierarchy because they are not observable from objective sources.
The following tables present the carrying value of assets measured at fair value on a non-recurring basis, by consolidated balance sheet caption and by valuation hierarchy, as of and for the years ended December 31, 2015 and 2014:

	Net Carrying Value	Fair Value Measurements Using			Asset Impairments
		Level 1	Level 2	Level 3
	(millions)
Year Ended December 31, 2015:
Goodwill	$—	$—	$—	$—	$460
Property, plant and equipment	87	—	—	87	302
Intangible assets	36	—	—	36	122
Other assets	50	—	—	50	28
Total non-recurring assets at fair value	$173	$—	$—	$173	$912

	Net Carrying Value	Fair Value Measurements Using			Asset Impairments
		Level 1	Level 2	Level 3
	(millions)
Year Ended December 31, 2014:
Goodwill	$—	$—	$—	$—	$18
Total non-recurring assets at fair value	$—	$—	$—	$—	$18

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
The following table presents the financial instruments carried at fair value on a recurring basis, by consolidated balance sheet caption and by valuation hierarchy, as described above:

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total Carrying Value	Level 1	Level 2	Level 3	Total Carrying Value
	(Millions)
Current assets:
Commodity derivatives (a)	$23	$98	$35	$156	$33	$108	$23	$164
Interest rate derivatives (a)	$—	$—	$—	$—	$—	$1	$—	$1
Short-term investments (b)	$2	$—	$—	$2	$25	$—	$—	$25
Long-term assets:
Commodity derivatives (c)	$3	$12	$4	$19	$1	$19	$3	$23
Mutual funds (d)	$8	$—	$—	$8	$14	$—	$—	$14
Current liabilities:
Commodity derivatives (e)	$(16)	$(30)	$(23)	$(69)	$(22)	$(57)	$(45)	$(124)
Long-term liabilities:
Commodity derivatives (f)	$(1)	$(5)	$(6)	$(12)	$(2)	$(1)	$(12)	$(15)

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
Changes in Levels 1 and 2 Fair Value Measurements
The determination to classify a financial instrument within Level 1 or Level 2 is based upon the availability of quoted prices for identical or similar assets and liabilities in active markets. Depending upon the information readily observable in the market, and/or the use of identical or similar quoted prices, which are significant to the overall valuation, the classification of any individual financial instrument may differ from one measurement date to the next. To qualify as a transfer, the asset or liability must have existed in the previous reporting period and moved into a different level during the current period. Amounts transferred in and out of Level 1 and Level 2 are reflected at fair value as of the end of the period. During the years ended December 31, 2015 and 2014, there were no transfers from Level 1 to Level 2 of the fair value hierarchy.
During the years ended December 31, 2015 and 2014, we had the following transfers from Level 2 to Level 1 of the fair value hierarchy:

	Year Ended December 31,
	2015	2014 (a)
	(millions)
Current assets	$—	$3
Long-term assets	$—	$1
Current liabilities	$—	$(4)
Long-term liabilities	$—	$(2)

(a) Financial instruments have moved from Level 2 to Level 1 due to the passage of time.
Changes in Level 3 Fair Value Measurements
The tables below illustrate a rollforward of the amounts included in our consolidated balance sheets for derivative financial instruments that we have classified within Level 3. Since financial instruments classified as Level 3 typically include

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
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

	Commodity Derivative Instruments
	Current Assets	Long-Term Assets	Current Liabilities	Long-Term Liabilities
	(millions)
Year Ended December 31, 2015 (a):
Beginning balance	$23	$3	$(45)	$(12)
Net unrealized (losses) gains included in earnings (b)	(82)	1	(29)	6
Transfers out of Level 3 (c)	—	—	1	—
Settlements	(25)	—	50	—
Novation (d)	119	—	—	—
Ending balance	$35	$4	$(23)	$(6)
Net unrealized (losses) gains on derivatives still held included in earnings (b)	$(84)	$1	$(23)	$4

Year Ended December 31, 2014 (a):
Beginning balance	$21	$2	$(10)	$(1)
Net unrealized gains (losses) included in earnings (b)	23	1	(41)	(11)
Transfers out of Level 3 (c)	—	—	—	—
Settlements	(21)	—	6	—
Ending balance	$23	$3	$(45)	$(12)
Net unrealized gains (losses) on derivatives still held included in earnings (b)	$23	$—	$(45)	$(11)

(a) There were no purchases, issuances or sales of derivatives or transfers into Level 3 for the years ended December 31, 2015 and 2014.
(b) Represents the amount of total gains or losses for the period, included in trading and marketing gains, net, in the consolidated statements of operations.
(c) Amounts transferred out of Level 3 are reflected at fair value as of the end of the period.
(d) As a result of the novation of certain fixed price commodity derivatives, DCP Partners’ position no longer eliminates in consolidation.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
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

Year Ended December 31, 2015:
Product Group	Fair Value (millions)	Forward Curve Range
Assets:
NGLs	$39	$0.16 - $0.91	Per gallon
Liabilities:
NGLs	$(29)	$0.14 - $0.92	Per gallon
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
The fair value of accounts receivable, accounts payable and short-term borrowings are not materially different from their carrying amounts because of the short-term nature of these instruments or the stated rates approximating market rates. Derivative instruments are carried at fair value. We determine the fair value of our variable rate debt based upon the discounted present value of expected future cash flows, taking into account the difference between the contractual borrowing spread and the spread for similar credit facilities available in the marketplace. We determine the fair value of our fixed-rate debt based on quotes obtained from bond dealers. We classify the fair value of our outstanding debt balances within Level 2 of the fair value hierarchy. As of December 31, 2015, the carrying and fair value of our long-term debt, including current maturities of long-

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
term debt, was $5,669 million and $4,754 million, respectively. As of December 31, 2014, the carrying and fair value of our long-term debt was $5,641 million and $5,951 million, respectively.
12. Financing

	December 31,
	2015	2014
	(millions)
Commercial paper:
DCP Midstream’s short-term borrowings, weighted-average interest rate of 0.89% as of December 31, 2014	$—	$1,012
DCP Midstream’s debt securities:
Senior notes:
Issued October 2005, interest at 5.375% payable semiannually, due October 2015	—	200
Issued February 2009, interest at 9.750% payable semiannually, due March 2019 (a)	450	450
Issued March 2010, interest at 5.350% payable semiannually, due March 2020 (a)	600	600
Issued September 2011, interest at 4.750% payable semiannually, due September 2021	500	500
Issued August 2000, interest at 8.125% payable semiannually, due August 2030 (b)	300	300
Issued October 2006, interest at 6.450% payable semiannually, due November 2036	300	300
Issued September 2007, interest at 6.750% payable semiannually, due September 2037	450	450
Junior subordinated notes:
Issued May 2013, interest at 5.850% payable semiannually, due May 2043	550	550
DCP Midstream’s credit facilities with financial institutions:
DCP Midstream’s revolving credit agreement, weighted-average interest rate of 2.93%, due March 2017	96	—
DCP Partners’ debt securities:
Senior notes:
Issued September 2010, interest at 3.25% payable semiannually, due October 2015	—	250
Issued November 2012, interest at 2.50% payable semiannually, due December 2017	500	500
Issued March 2014, interest at 2.70% payable semiannually, due April 2019	325	325
Issued March 2012, interest at 4.95% payable semiannually, due April 2022	350	350
Issued March 2013, interest at 3.875% payable semiannually, due March 2023	500	500
Issued March 2014, interest at 5.60% payable semiannually, due April 2044	400	400
DCP Partners’ credit facilities with financial institutions:
DCP Partners’ revolving credit agreement, weighted-average variable interest rate of 1.57%, due May 2019	375	—
Fair value adjustments related to interest rate swap fair value hedges (a) (b)	26	29
Unamortized issuance costs	(35)	(42)
Unamortized discount	(18)	(21)
Total debt	5,669	6,653
Current maturities of long-term debt	—	(450)
DCP Midstream short-term borrowings	—	(1,012)
Total long-term debt	$5,669	$5,191

(a) During 2014, $50 million of debt associated with each of these note issuances was swapped to a floating rate obligation. These interest rate swap agreements were terminated in January 2015, and the remaining long-term fair value of less than $1 million related to these swaps will be amortized as a reduction of interest expense through March 2019 and March 2020, respectively, the original maturity date of the debt.

(b) During 2008, the swaps associated with this debt were terminated. The remaining long-term fair value of approximately $26 million related to the swaps is being amortized as a reduction to interest expense through August 2030, the original maturity date of the debt.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013

Approximate future maturities of long-term debt in the year indicated are as follows at December 31, 2015:

Debt Maturities
(millions)
2016	$—
2017	596
2018	—
2019	1,150
2020	600
Thereafter	3,350
5,696
Fair value adjustments related to interest rate swap fair value hedges	26
Unamortized issuance costs	(35)
Unamortized discount	(18)
Long-term debt	$5,669
DCP Midstream’s Debt Securities - The DCP Midstream senior debt securities mature and become payable on the respective due dates, and are not subject to any sinking fund provisions. The DCP Midstream senior debt securities are senior unsecured obligations, and are redeemable at a premium at our option. The underwriters’ fees and related expenses are recorded on the consolidated balance sheets within the carrying amount of long-term debt and will be amortized over the term of the notes.
DCP Midstream’s Commercial Paper Program - We had a commercial paper program, or the DCP Midstream Commercial Paper Program, under which we issued unsecured commercial paper notes. As of December 31, 2014, we had $1,012 million of commercial paper outstanding, which was included in short-term borrowings in the consolidated balance sheets. In the first quarter of 2015, our credit rating was lowered below investment grade. As a result of this ratings action, we no longer have the DCP Midstream Commercial Paper Program. Our borrowings under the DCP Midstream Commercial Paper Program have been replaced with liquidity and borrowings under the DCP Midstream Amended and Restated Revolving Credit Agreement.
DCP Midstream’s Credit Facilities with Financial Institutions - In March 2015, we entered into a first amendment of the DCP Midstream Amended and Restated Revolving Credit Agreement, which reduced the total borrowing capacity of the facility from $2 billion to $1.8 billion and revised the maturity date of the facility from May 2019 to March 2017. Certain of our subsidiaries, other than DCP Partners, will provide guarantees of borrowings under this facility. In addition, borrowings under this facility will be secured with a pledge of our limited partner and general partner ownership in DCP Partners as collateral. None of our physical assets are pledged as collateral for borrowings under this facility. Along with other restrictions, the terms of this facility also restrict the payment of dividends or distributions to Phillips 66 and Spectra. The DCP Midstream Amended and Restated Revolving Credit Agreement may be used to support our capital expansion program, for working capital requirements and other general corporate purposes, including acquisitions, as well as for letters of credit. As of December 31, 2015, we had $96 million outstanding under the DCP Midstream Amended and Restated Revolving Credit Agreement.
As of December 31, 2015 and 2014, we had $20 million and $6 million in letters of credit outstanding, respectively. As of December 31, 2015, the available capacity under the DCP Midstream Amended and Restated Revolving Credit Agreement was $1,684 million, net of letters of credit, all of which was available for general working capital purposes. Our borrowing capacity may be limited by financial covenants set forth in the DCP Midstream Amended and Restated Revolving Credit Agreement. Except in the case of default, amounts borrowed under the DCP Midstream Amended and Restated Revolving Credit Agreement will not become due prior to the March 2017 maturity date.
Indebtedness under the DCP Midstream Amended and Restated Revolving Credit Agreement bears interest at either: (1) LIBOR, plus an applicable margin of 2.50%; or (2) (a) the base rate which shall be the higher of Wells Fargo Bank N.A.’s prime rate, the Federal Funds rate plus 0.50% or the LIBOR Market Index rate plus 1% plus (b) an applicable margin of 1.50%.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
The DCP Midstream Amended and Restated Revolving Credit Agreement incurs an annual facility fee of 0.50%. This fee is paid on drawn and undrawn portions of the DCP Midstream Amended and Restated Revolving Credit Agreement.
The DCP Midstream Amended and Restated Revolving Credit Agreement requires us to maintain a secured leverage ratio (the ratio of secured indebtedness to consolidated EBITDA as defined) of not more than 3.25 to 1.0. Beginning with the fiscal quarter ending December 31, 2015, we must also maintain a consolidated leverage ratio (the ratio of consolidated indebtedness to consolidated EBITDA as defined) of not more than 5.0 to 1.0. In conjunction with the Equity Contribution, we amended the DCP Midstream Amended and Restated Revolving Credit Agreement covenant calculations, such that beginning with the fiscal period ending December 31, 2015 and continuing through the end of the agreement, the definition of consolidated EBITDA will now include an additional $750 million and the definition of consolidated indebtedness will now be reduced for certain cash on hand.
DCP Partners’ Credit Facilities with Financial Institutions - In May 2014, DCP Partners entered into the DCP Partners Amended and Restated Credit Agreement. The DCP Partners Amended and Restated Credit Agreement has a total borrowing capacity of $1.25 billion and is used for working capital requirements and other general partnership purposes including acquisitions. As of December 31, 2015 and 2014, DCP Partners had $1 million of letters of credit issued and outstanding under the DCP Partners Amended and Restated Credit Agreement and the DCP Partners Credit Agreement. As of December 31, 2015, the unused capacity under the DCP Partners Amended and Restated Credit Agreement was $874 million, which is net of letters of credit. DCP Partners’ borrowing capacity may be limited by financial covenants set forth in the DCP Partners Amended and Restated Credit Agreement. Except in the case of default, amounts borrowed under the DCP Partners Amended and Restated Credit Agreement will not become due prior to the May 2019 maturity date.
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
The DCP Partners Amended and Restated Credit Agreement requires DCP Partners to maintain a leverage ratio (the ratio of DCP Partners’ consolidated indebtedness to its consolidated EBITDA, in each case as defined) of not more than 5.0 to 1.0, and following consummation of qualifying acquisitions, not more than 5.5 to 1.0, on a temporary basis for three consecutive quarters, including the quarter in which such acquisition is consummated. Further, DCP Partners’ cost of borrowing under the DCP Partners Amended and Restated Credit Agreement is determined by a ratings based pricing grid.
DCP Partners’ Debt Securities - DCP Partners’ debt securities are senior unsecured obligations, ranking equally in right of payment with other unsecured indebtedness, including indebtedness under the DCP Partners Amended and Restated Credit Agreement. DCP Partners is not required to make mandatory redemption or sinking fund payments with respect to any of these notes, and they are redeemable at a premium at DCP Partners’ option. The underwriters’ fees and related expenses are recorded on the consolidated balance sheets within the carrying amount of long-term debt and will be amortized over the term of the notes.
Other Financing - During the year ended December 31, 2015, DCP Partners issued 788,033 of its common units pursuant to its 2014 equity distribution agreement and received proceeds of $31 million, net of commissions and offering costs of less than $1 million, which were used to finance growth opportunities and for general partnership purposes. As of December 31, 2015, approximately $349 million of its common units remained available for sale pursuant to DCP Partners’ 2014 equity distribution agreement.
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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
In March 2014, DCP Partners issued 14,375,000 of its common units to the public at $48.90 per unit. DCP Partners received proceeds of $677 million, net of offering costs.
In August 2013, DCP Partners issued 9,000,000 of its common units to the public at $50.04 per unit. DCP Partners received proceeds of $434 million, net of offering costs.
In June 2013, DCP Partners filed a shelf registration statement on Form S-3, or the June 2013 shelf registration statement, with the SEC with a maximum offering price of $300 million, which became effective on June 27, 2013. The June 2013 shelf registration statement allowed DCP Partners to issue additional common units. In November 2013, DCP Partners entered into an equity distribution agreement, or the 2013 equity distribution agreement, related to the June 2013 shelf registration statement, with a group of financial institutions as sales agents. The 2013 equity distribution agreement provided for the offer and sale from time to time, through DCP Partners’ sales agents, of common units having an aggregate offering amount of up to $300 million. During the year ended December 31, 2014, DCP Partners issued 3,769,635 of its common units pursuant to the 2013 equity distribution agreement and received proceeds of $206 million, which is net of commissions and offering costs of $2 million. During the year ended December 31, 2013, DCP Partners issued 1,839,430 of its common units pursuant to the 2013 equity distribution agreement and received proceeds of $87 million, net of commissions and offering costs of $1 million, which were used to finance growth opportunities and for general partnership purposes. In connection with DCP Partners’ entry into the 2014 equity distribution agreement, DCP Partners terminated the 2013 equity distribution agreement in September 2014. In October 2014, DCP Partners de-registered the common units that remained unsold under the 2013 equity distribution agreement at the time of its termination.
In March 2013, DCP Partners issued 12,650,000 of its common units to the public at $40.63 per unit. DCP Partners received proceeds of $494 million, net of offering costs.
13. Risk Management and Hedging Activities, Credit Risk and Financial Instruments
Our day-to-day operations expose us to a variety of risks including but not limited to changes in the prices of commodities that we buy or sell, changes in interest rates, and the creditworthiness of each of our counterparties. We manage certain of these exposures with either physical or financial transactions. We have established a comprehensive risk management policy, or Risk Management Policy, and a risk management committee, or the Risk Management Committee, to monitor and manage market risks associated with commodity prices and counterparty credit. Our Risk Management Committee is composed of senior executives who receive regular briefings on positions and exposures, credit exposures and overall risk management in the context of market activities. The Risk Management Committee is responsible for the overall management of credit risk and commodity price risk, including monitoring exposure limits. The following describes each of the risks that we manage.
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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
economically hedged our exposure and locked in a future margin, the use of lower-of-cost-or-market accounting for our physical inventory and the use of mark-to-market accounting for our derivative instruments may subject our earnings to market volatility.
DCP Partners Commodity Cash Flow Hedges
In order for our storage facilities to remain operational, a minimum level of base gas must be maintained in each storage cavern, which is capitalized on our consolidated balance sheets as a component of property, plant and equipment, net. During construction or expansion of DCP Partners’ storage caverns, DCP Partners may execute a series of derivative financial instruments to mitigate a portion of the risk associated with the forecasted purchase of natural gas when DCP Partners brings the storage caverns to operation. These derivative financial instruments may be designated as cash flow hedges. While the cash paid upon settlement of these hedges economically fixes the cash required to purchase base gas, the deferred losses or gains would remain in accumulated other comprehensive income, or AOCI, until the cavern is emptied and the base gas is sold. The balance in AOCI of DCP Partners’ previously settled base gas cash flow hedges was in a loss position of $6 million as of December 31, 2015.
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
Commodity Cash Flow Protection Activities at DCP Partners
DCP Partners is exposed to the impact of market fluctuations in the prices of natural gas, NGLs and condensate as a result of its gathering, processing, sales and storage activities. For gathering, processing and storage services, DCP Partners may receive cash or commodities as payment for these services, depending on the contract type. DCP Partners enters into derivative financial instruments to mitigate a portion of the risk of weakening natural gas, NGL and condensate prices associated with its gathering, processing and sales activities, thereby stabilizing its cash flows. DCP Partners has mitigated a portion of its expected commodity cash flow risk associated with its gathering, processing and sales activities through 2017 with commodity derivative instruments. DCP Partners’ commodity derivative instruments used for its hedging program are a combination of direct NGL product, crude oil and natural gas hedges. Due to the limited liquidity and tenor of the NGL derivative market, DCP Partners has used crude oil swaps and costless commodity collars to mitigate a portion of its commodity price risk exposure for NGLs. Historically, prices of NGLs have generally been related to crude oil prices; however, there are periods of time when NGL pricing may be at a greater discount to crude oil, resulting in additional exposure to NGL commodity prices. The relationship of NGLs to crude oil continues to be lower than historical relationships. Prior to March 2015, a significant amount of DCP Partners’ NGL hedges through March 2016 were direct product hedges with us. As a result of our novating these direct product commodity positions to a third party in March 2015, these positions no longer eliminate in our consolidated financial statements. When its crude oil swaps become short-term in nature, DCP Partners has periodically converted certain crude oil derivatives to NGL derivatives by entering into offsetting crude oil swaps while adding NGL swaps. DCP Partners’ crude oil and NGL transactions are primarily accomplished through the use of forward contracts that effectively exchange DCP Partners’ floating price risk for a fixed price. DCP Partners also utilizes crude oil costless commodity collars that minimize its floating price risk by establishing a fixed price floor and a fixed price ceiling. However, the type of instrument that DCP Partners uses to mitigate a portion of its risk may vary depending on DCP Partners’ risk management objective. These transactions are not designated as hedging instruments for accounting purposes and the change in fair value is reflected in the current period within our consolidated statements of operations as trading and marketing gains, net.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
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
DCP Partners periodically enters into interest rate swap agreements to mitigate a portion of its floating rate interest exposure. DCP Partners had interest rate swap agreements, which settled in June 2014, with notional values totaling $150 million.
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
We previously had interest rate cash flow hedges and fair value hedges in place that were terminated. As a result, the remaining net loss deferred in AOCI relative to these cash flow hedges and the remaining net loss included in long-term debt relative to these fair value hedges will be reclassified to interest expense, net through April 2022 and August 2030, the original maturity dates of the debt, as the underlying transactions impact earnings.
Credit Risk
Our principal customers range from large, natural gas marketers to industrial end-users for our natural gas products and services, as well as large multi-national petrochemical and refining companies, to small regional propane distributors for our NGL products and services. Substantially all of our natural gas and NGL sales are made at market-based prices. Prior to December 31, 2014, approximately 35% of our NGL production was committed to Phillips 66 and CPChem, under 15-year contracts, the primary production commitment of which expired in December 2014 and began a ratable wind down period and expires in January 2019. Approximately 28% of our NGL production was committed to Phillips 66 and CPChem as of December 31, 2015. This concentration of credit risk may affect our overall credit risk, in that these customers may be similarly affected by changes in economic, regulatory or other factors. Where exposed to credit risk, we analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of these limits on an ongoing basis. We may use various master agreements that include language giving us the right to request collateral to mitigate credit exposure. The collateral language provides for a counterparty to post cash or letters of credit for exposure in excess of the established threshold. The threshold amount represents an open credit limit, determined in accordance with our credit policy. The collateral language also provides that the inability to post collateral is sufficient cause to terminate a contract and liquidate all positions. In addition, our master agreements and our standard gas and NGL sales contracts contain adequate assurance provisions, which allow us to suspend deliveries and cancel agreements, or continue deliveries to the buyer after the buyer provides security for payment in a satisfactory form.
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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013

•
If we were to have an effective event of default under our DCP Midstream Amended and Restated Credit Agreement that occurs and is continuing, our ISDA counterparties may have the right to request early termination and net settlement of any outstanding derivative liability positions.

•
Our ISDA counterparties generally have collateral thresholds of zero, requiring us to fully collateralize any commodity contracts in a net liability position, when our or DCP Partners’ credit rating is below investment grade.

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
Depending upon the movement of commodity prices and interest rates, each of our individual contracts with counterparties to our commodity derivative instruments or interest rate swap instruments are in either a net asset or net liability position. As of December 31, 2015, all of our individual commodity derivative contracts that contain credit-risk related contingent features were in a net asset position. If we were required to net settle our position with an individual counterparty, due to a credit-risk related event, our ISDA contracts may permit us to net all outstanding contracts with that counterparty, whether in a net asset or net liability position, as well as any cash collateral already posted. As of December 31, 2015, we were not required to post additional collateral or offset net liability contracts with contracts in a net asset position because all of our commodity derivative contracts that contain credit-risk related contingent features were in a net asset position.
Collateral
As of December 31, 2015, we had cash deposits of $7 million, included in other current assets in the consolidated balance sheets, and letters of credit of $13 million with counterparties to secure our obligations to provide future services or to perform under financial contracts. Additionally, as of December 31, 2015, we held cash of $10 million, included in other current liabilities in the consolidated balance sheet, related to cash postings by third parties and letters of credit of $20 million from counterparties to secure their future performance under financial or physical contracts. Collateral amounts held or posted may be fixed or may vary, depending on the value of the underlying contracts, and could cover normal purchases and sales, services, trading and hedging contracts. In many cases, we and our counterparties have publicly disclosed credit ratings, which may impact the amounts of collateral requirements.
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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
The following tables summarize the gross and net amounts of our derivative instruments:

	December 31, 2015			December 31, 2014
	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Cash Collateral Received (a)	Net Amount	Gross Amounts of Assets and (Liabilities) Presented in the Balance Sheet	Amounts Not Offset in the Balance Sheet - Cash Collateral Received (a)	Net Amount
	(millions)
Assets:
Commodity derivative instruments	$175	$(1)	$174	$187	$(9)	$178
Interest rate derivative instruments	$—	$—	$—	$1	$—	$1
Liabilities:
Commodity derivative instruments	$(81)	$—	$(81)	$(139)	$—	$(139)

(a) Included in other current liabilities in the consolidated balance sheets.
Summarized Derivative Information
The fair value of our derivative instruments that are designated as hedging instruments, those that are marked to market each period, and the location of each within our consolidated balance sheets, by major category, is summarized below:

	December 31,			December 31,
Balance Sheet Line Item	2015	2014	Balance Sheet Line Item	2015	2014
	(millions)			(millions)
Derivative Assets Designated as Hedging Instruments:			Derivative Liabilities Designated as Hedging Instruments:
Interest rate derivatives:			Interest rate derivatives:
Unrealized gains on derivative instruments - current	$—	$1	Unrealized losses on derivative instruments - current	$—	$—
	$—	$1		$—	$—

Derivative Assets Not Designated as Hedging Instruments:			Derivative Liabilities Not Designated as Hedging Instruments:
Commodity derivatives:			Commodity derivatives:
Unrealized gains on derivative instruments - current	$156	$164	Unrealized losses on derivative instruments - current	$(69)	$(124)
Unrealized gains on derivative instruments - long-term	19	23	Unrealized losses on derivative instruments - long-term	(12)	(15)
	$175	$187		$(81)	$(139)
The following table summarizes the balance and activity within AOCI relative to our interest rate and commodity derivatives, net of noncontrolling interest, as of and for the year ended December 31, 2015:

	Interest Rate Derivatives	Commodity Derivatives	Total
	(millions)
Net deferred losses in AOCI, beginning balance	$(2)	$(3)	$(5)
Losses reclassified from AOCI - effective portion (a)	1	—	1
Net deferred losses in AOCI, ending balance	$(1)	$(3)	$(4)
Deferred losses in AOCI expected to be reclassified into earnings over the next 12 months	$—	$—	$—

(a) Included in interest expense, net in our consolidated statements of operations.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
The following table summarizes the balance and activity within AOCI relative to our interest rate and commodity derivatives, net of noncontrolling interest, as of and for the year ended December 31, 2014:

	Interest Rate Derivatives	Commodity Derivatives	Total
	(millions)
Net deferred losses in AOCI, beginning balance	$(3)	$(3)	$(6)
Losses reclassified from AOCI - effective portion (a)	1	—	1
Net deferred losses in AOCI, ending balance	$(2)	$(3)	$(5)

(a) Included in interest expense, net in our consolidated statements of operations.
For the years ended December 31, 2015 and 2014, no derivative gains or losses were recognized in trading and marketing gains, net and interest expense, net, respectively, in our consolidated statements of operations attributable to the ineffective portion of our derivative instruments, as a result of exclusion from effectiveness testing or as a result of the discontinuance of cash flow hedges related to certain forecasted transactions that are not probable of occurring.
Changes in value of derivative instruments, for which the hedge method of accounting has not been elected from one period to the next, are recorded in the consolidated statements of operations. The following summarizes these amounts and the location within the consolidated statements of operations that such amounts are reflected:

	Year Ended December 31,
Commodity Derivatives: Statement of Operations Line Item	2015	2014	2013
	(millions)
Realized gains	$73	$45	$31
Unrealized gains	46	43	5
Trading and marketing gains, net	$119	$88	$36
The following tables represent, by commodity type, our net long or short derivative positions, as well as the number of outstanding contracts that are expected to partially or entirely settle in each respective year. To the extent that we have long dated derivative positions that span multiple calendar years, the contract will appear in more than one line item in the table below. Additionally, relative to the hedging of certain of our storage and/or transportation assets, we may execute basis transactions for natural gas, which may result in a net long/short position of zero. These tables also present our net long or short natural gas basis swap positions separately from our net long or short natural gas positions.

	December 31, 2015
	Crude Oil		Natural Gas		Natural Gas Liquids			Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls) (a)	Number of Contracts	Net Short Position (MMBtu) (b)	Number of Contracts	Net (Short) Long Position (Bbls)	Number of Contracts		Net Long Position (MMBtu) (b)	Number of Contracts
2016	(1,566,672)	119	(25,059,414)	378	(23,575,094)	263	(c)	2,207,500	139
2017	(237,000)	21	(7,387,500)	9	(2,082,157)	40	(d)	4,050,000	4
2018	—	—	—	—	120,000	2		—	—

(a) Bbls represents barrels.
(b) MMBtu represents one million British thermal units.
(c) Includes 37 physical index based derivative contracts totaling (22,972,000) Bbls.
(d) Includes 1 physical index based derivative contract totaling (2,700,000) Bbls.

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013

	December 31, 2014
	Crude Oil		Natural Gas		Natural Gas Liquids			Natural Gas Basis Swaps
Year of Expiration	Net Short Position (Bbls)	Number of Contracts	Net Short Position (MMBtu)	Number of Contracts	Net Short Position (Bbls)	Number of Contracts		Net Long (Short) Position (MMBtu)	Number of Contracts
2015	(1,091,000)	115	(18,882,800)	238	(21,236,472)	336	(a)	9,200,000	66
2016	(544,000)	19	(3,830,000)	2	(4,946,778)	23	(b)	(1,830,000)	10
2017	—	—	(6,387,500)	4	(2,700,000)	1	(c)	—	—

(a) Includes 41 physical index based derivative contracts totaling (20,649,707) Bbls.
(b) Includes 2 physical index based derivative contracts totaling (5,400,000) Bbls.
(c) Includes 1 physical index based derivative contract totaling (2,700,000) Bbls.

14. Equity-Based Compensation
We recorded equity-based compensation expense as follows, the components of which are further described below:

	Year Ended December 31,
	2015	2014	2013
	(millions)
DCP Midstream, LLC Long-Term Incentive Plan	$8	$13	$18
DCP Partners’ Long-Term Incentive Plan (DCP Partners’ LTIP)	—	1	2
Total	$8	$14	$20

	Vesting Period (years)	Unrecognized Compensation Expense at December 31, 2015 (millions)	Estimated Forfeiture Rate	Weighted-Average Remaining Vesting (years)
DCP Midstream LTIP:
Strategic Performance Units (SPUs)	3	$4	0%-11%	2
Phantom Units	1-3	$4	0%-11%	2
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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
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

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2013	267,387	$37.86
Granted	123,682	$41.01
Forfeited	(43,658)	$38.71
Vested (a)	(116,511)	$38.02
Outstanding at December 31, 2013	230,900	$39.30
Granted	116,790	$54.05
Forfeited	(13,828)	$40.75
Vested (b)	(114,499)	$37.72
Outstanding at December 31, 2014	219,363	$47.89
Granted	111,930	$43.25
Forfeited	(29,283)	$48.02
Vested (c)	(93,551)	$41.02
Outstanding at December 31, 2015	208,459	$48.46	$47.39
Expected to vest	203,561	$48.76	$47.35

(a) The 2011 grants vested at 142%
(b) The 2012 grants vested at 115%
(c) The 2013 grants vested at 115%
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
The following table presents the fair value of units vested and the unit-based liabilities paid for unit-based awards related to the strategic performance units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
	(millions)
Vested or paid in cash in 2013	116,511	$8	$7
Vested or paid in cash in 2014	114,499	$7	$8
Vested or paid in cash in 2015	93,551	$4	$7

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
Phantom Units - The DERs are paid quarterly in arrears. The following table presents information related to Phantom Units:

	Units	Grant Date Weighted-Average Price Per Unit	Measurement Date Weighted-Average Price Per Unit
Outstanding at January 1, 2013	240,200	$38.00
Granted	134,427	$41.78
Forfeited	(23,215)	$39.81
Vested	(143,890)	$38.10
Outstanding at December 31, 2013	207,522	$40.18
Granted	122,650	$53.73
Forfeited	(11,130)	$41.96
Vested	(147,840)	$42.10
Outstanding at December 31, 2014	171,202	$48.11
Granted	147,540	$47.84
Forfeited	(17,400)	$48.40
Vested	(96,974)	$44.00
Outstanding at December 31, 2015	204,368	$49.85	$46.93
Expected to vest	189,422	$49.96	$46.92
The following table presents the fair value of units vested and the unit-based liabilities paid for unit based awards related to the phantom units:

	Units	Fair Value of Units Vested	Unit-Based Liabilities Paid
		(millions)
Vested or paid in cash in 2013	143,890	$5	$7
Vested or paid in cash in 2014	147,840	$5	$5
Vested or paid in cash in 2015	96,974	$3	$5
DCP Partners’ LTIP - Under DCP Partners’ 2005 LTIP, which was adopted by DCP Midstream GP, LLC, equity instruments may be granted to key employees, consultants and directors of DCP Midstream GP, LLC and its affiliates who perform services for DCP Partners. The DCP Partners’ 2005 LTIP provides for the grant of limited partner units, or LPUs, phantom units, unit options and substitute awards, and, with respect to unit options and phantom units, the grant of dividend equivalent rights, or DERs. The 2005 LTIP phantom units consist of a notional unit based on the value of DCP Partners’ common units. Subject to adjustment for certain events, an aggregate of 850,000 LPUs may be delivered pursuant to awards under the DCP Partners’ 2005 LTIP. Awards that are canceled or forfeited, or are withheld to satisfy DCP Midstream GP, LLC’s tax withholding obligations, are available for delivery pursuant to other awards. On February 15, 2012, the board of directors of DCP Midstream GP, LLC adopted a 2012 LTIP for employees, consultants and directors of DCP Midstream GP, LLC and its affiliates who perform services for DCP Partners. The 2012 LTIP provides for the grant of phantom units and DERs. The 2012 LTIP phantom units consist of a notional unit based on the value of common units or shares of Phillips 66 and Spectra Energy. The LTIPs were administered by the compensation committee of DCP Midstream GP, LLC’s board of directors through 2012, and by DCP Midstream GP, LLC’s board of directors beginning in 2013. Awards are issued under both LTIPs and all awards are subject to cliff vesting.
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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
measured each reporting period for all awards outstanding until the units are vested. The fair value of all liability awards is determined based on the closing price of DCP Partners’ common units at each measurement date.
As of December 31, 2015, there was less than $1 million of unrecognized compensation expense related to DCP Partners LTIP awards.
15. Benefits
All Company employees who have reached the age of 18 and work at least 20 hours per week are eligible for participation in our 401(k) and retirement plan, to which we contribute a range of 4% to 7% of each eligible employee’s qualified earnings to the retirement plan, based on years of service. Effective on January 1, 2015, the Company added an automatic enrollment feature in the 401(k) plan, meaning all new employees are enrolled at a 6% contribution level. Employees can opt out of these contribution level or change it at any time. Additionally, we match employees’ contributions in the 401(k) plan up to 6% of qualified earnings. During the years ended December 31, 2015, 2014 and 2013, we expensed plan contributions of $32 million, $30 million and $28 million, respectively.
We offer certain eligible executives the opportunity to participate in the EDC Plan. The EDC Plan allows participants to defer current compensation on a pre-tax basis and to receive tax deferred earnings on such contributions. The EDC Plan also has make-whole provisions for plan participants who may otherwise be limited in the amount that we can contribute to the 401(k) plan on the participant’s behalf. In 2013, we liquidated the net cash surrender value of our company owned life insurance policies, in order to change service providers, and received proceeds of $29 million, which we re-invested with a new service provider in 2013. Under the new service plan, all amounts contributed to and earned by the EDC Plan’s investments are held in a trust account for the benefit of the EDC Plan participants, or general creditors in the event of our insolvency, as defined in the trust agreement. The trust assets and liability to the EDC Plan participants are part of our general assets and liabilities, respectively.
16. Income Taxes
We are structured as a limited liability company, which is a pass-through entity for federal income tax purposes. We own a corporation that files its own federal, foreign and state corporate income tax returns. The income tax benefit (expense) related to this corporation is included in our income tax benefit (expense), along with state and local taxes of the limited liability company and other subsidiaries.
Income tax benefit (expense) consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(millions)
Current:
State income tax expense	$—	$(2)	$(6)
Deferred:
Federal income tax benefit (expense)	97	—	(1)
State income tax benefit (expense)	5	(9)	(3)
Total income tax benefit (expense)	$102	$(11)	$(10)

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
Deferred income tax assets and liabilities consisted of the following:

	December 31,
	2015	2014
	(millions)
Deferred income tax assets:
Net operating loss	$58	$51
Total deferred income tax assets	58	51
Deferred income tax liabilities:
Property, plant and equipment and intangibles - federal	(35)	(125)
Property, plant and equipment and intangibles - state	(26)	(31)
Total deferred income tax liabilities	(61)	(156)
Net deferred income tax liabilities	(3)	(105)

Deferred income tax assets, net - noncurrent	23	—
Deferred income tax liabilities, net - noncurrent	(26)	(105)

Net deferred income tax liabilities	$(3)	$(105)
Deferred income tax assets, net are included in other long-term assets on the consolidated balance sheet as of December 31, 2015. The state deferred tax liabilities are primarily associated with Texas franchise taxes. During the year ended December 31, 2015, we recorded a reduction to our deferred tax liability of $95 million as a result of property, plant, and equipment and intangible asset impairments.
As of December 31, 2015 and 2014, our net operating losses were $163 million and $147 million, respectively. The net operating losses begin expiring in 2027. We expect to fully utilize the net operating loss carryovers, and, accordingly we have not provided a valuation allowance for the net deferred tax asset.
Our effective tax rate differs from statutory rates primarily due to our structure as a limited liability company, which is a pass-through entity for federal income tax purposes, while being treated as a taxable entity in certain states. Additionally, one of our subsidiaries is a tax paying entity for federal income tax purposes.
17. Commitments and Contingent Liabilities
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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
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
We make expenditures in connection with environmental matters as part of our normal operations. As of December 31, 2015 and 2014, environmental liabilities included in the consolidated balance sheets as other current liabilities amounted to $3 million and $5 million, respectively. As of both December 31, 2015 and 2014, environmental liabilities included in the consolidated balance sheets as other long-term liabilities amounted to $9 million.
Operating Leases - We utilize assets under operating leases in several areas of operations. Consolidated rental expense, including leases with no continuing commitment, amounted to $34 million, $31 million and $36 million during the years ended December 31, 2015, 2014 and 2013, respectively. Rental expense for leases with escalation clauses is recognized on a straight line basis over the initial lease term.
Minimum rental payments under our various operating leases in the year indicated are as follows:

Minimum Rental Payments
(millions)
2016	$60
2017	39
2018	36
2019	34
2020	29
Thereafter	63
Total minimum lease payments	$261
18. Guarantees and Indemnifications
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

DCP MIDSTREAM, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
Years Ended December 31, 2015, 2014 and 2013
19. Restructuring Costs
As part of our effort to create efficiencies and reduce costs, we implemented a plan to reduce general and administrative and non-core operational costs. In January 2015, we announced the initial phase of this cost reduction plan, which involved the elimination of certain corporate employee positions. As a result, we recorded employee termination costs of approximately $11 million, all of which were paid during the year ended December 31, 2015, and are included in restructuring costs within total operating costs and expenses in the consolidated statement of operations for the year ended December 31, 2015.
We have identified additional opportunities to streamline operations and identify cost savings. The costs associated with these actions will be recorded when specified criteria are met, such as abandonment of leased facilities, contract and project termination, consolidation of facilities and employee relocation.
20. Supplemental Cash Flow Information

	Year Ended December 31,
	2015	2014	2013
	(millions)
Cash paid for interest, net of capitalized interest	$293	$274	$229
Cash paid for income taxes, net of income tax refunds received	$3	$4	$6

Non-cash investing and financing activities:
Contribution from member	$1,500	$—	$—
Property, plant and equipment acquired with accrued liabilities	$35	$145	$82
Other non-cash changes in property, plant and equipment	$(19)	$27	$77
21. Subsequent Events
We have evaluated subsequent events occurring through February 25, 2016, the date the consolidated financial statements were issued.
In January 2016, we reached a settlement with a large producer in the DJ basin and received a cash payment of $89 million, a dedication of a portion of the producer’s production in the DJ Basin under a life of lease agreement and a 15 year dedication of natural gas liquids from the producer and its affiliates to the Sand Hills pipeline in the Delaware basin of the Permian region. The cash payment will be recognized as earnings in the first quarter of 2016.
On January 28, 2016, DCP Partners announced that the board of directors of DCP Partners’ general partner declared a quarterly distribution of $0.78 per unit, payable on February 12, 2016 to unitholders of record on February 8, 2016.