Form 10-Q
period 2016-03-31
Spectra Energy Corp.
filed 2016-05-05
CIK 1373835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.001 par value, outstanding as of March 31, 2016: 684,209,559

SPECTRA ENERGY CORP
FORM 10-Q FOR THE QUARTER ENDED
March 31, 2016

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
SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-share amounts)

	Three Months Ended March 31,
	2016	2015
Operating Revenues
Transportation, storage and processing of natural gas	$824	$842
Distribution of natural gas	411	607
Sales of natural gas liquids	41	66
Transportation of crude oil	85	84
Other	23	24
Total operating revenues	1,384	1,623
Operating Expenses
Natural gas and petroleum products purchased	250	432
Operating, maintenance and other	341	354
Depreciation and amortization	193	193
Property and other taxes	106	103
Total operating expenses	890	1,082
Operating Income	494	541
Other Income and Expenses
Earnings from equity investments	33	24
Other income and expenses, net	32	20
Total other income and expenses	65	44
Interest Expense	151	159
Earnings Before Income Taxes	408	426
Income Tax Expense	98	101
Net Income	310	325
Net Income—Noncontrolling Interests	76	58
Net Income—Controlling Interests	$234	$267
Common Stock Data
Weighted-average shares outstanding
Basic	674	671
Diluted	675	673
Earnings per share
Basic and diluted	$0.35	$0.40
Dividends per share	$0.405	$0.37

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
Net Income	$310	$325
Other comprehensive income (loss):
Foreign currency translation adjustments	301	(492)
Pension and benefits impact (net of taxes of $2 and $3, respectively)	5	6
Other	(1)	1
Total other comprehensive income (loss)	305	(485)
Total Comprehensive Income (Loss), net of tax	615	(160)
Less: Comprehensive Income—Noncontrolling Interests	80	50
Comprehensive Income (Loss)—Controlling Interests	$535	$(210)

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31, 2016	December 31, 2015
ASSETS

Current Assets
Cash and cash equivalents	$279	$213
Receivables, net	723	806
Inventory	199	307
Fuel tracker	44	41
Other	230	281
Total current assets	1,475	1,648

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	2,588	2,592
Goodwill	4,211	4,154
Other	383	310
Total investments and other assets	7,182	7,056

Property, Plant and Equipment
Cost	31,290	29,843
Less accumulated depreciation and amortization	7,271	6,925
Net property, plant and equipment	24,019	22,918

Regulatory Assets and Deferred Debits	1,415	1,301

Total Assets	$34,091	$32,923

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per-share amounts)

	March 31, 2016	December 31, 2015
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$493	$511
Commercial paper	1,320	1,112
Taxes accrued	88	78
Interest accrued	141	179
Current maturities of long-term debt	483	652
Other	638	860
Total current liabilities	3,163	3,392

Long-term Debt	13,190	12,892

Deferred Credits and Other Liabilities
Deferred income taxes	5,644	5,445
Regulatory and other	1,395	1,323
Total deferred credits and other liabilities	7,039	6,768

Commitments and Contingencies

Preferred Stock of Subsidiaries	339	339

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 684 million and 671 million shares outstanding at March 31, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	5,431	5,053
Retained earnings	1,699	1,741
Accumulated other comprehensive income (loss)	32	(269)
Total controlling interests	7,163	6,526
Noncontrolling interests	3,197	3,006
Total equity	10,360	9,532

Total Liabilities and Equity	$34,091	$32,923

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$310	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196	196
Deferred income tax expense	86	61
Earnings from equity investments	(33)	(24)
Distributions from equity investments	26	38
Other	(28)	170
Net cash provided by operating activities	557	766
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(664)	(388)
Investments in and loans to unconsolidated affiliates	(27)	(15)
Purchase of intangible	(48)	—
Purchases of held-to-maturity securities	(162)	(145)
Proceeds from sales and maturities of held-to-maturity securities	142	123
Purchases of available-for-sale securities	(161)	—
Proceeds from sales and maturities of available-for-sale securities	163	1
Distributions from equity investments	39	18
Other changes in restricted funds	2	2
Net cash used in investing activities	(716)	(404)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	994
Payments for the redemption of long-term debt	(176)	—
Net increase (decrease) in commercial paper	185	(952)
Distributions to noncontrolling interests	(54)	(44)
Contributions from noncontrolling interests	95	58
Proceeds from the issuances of Spectra Energy common stock	368	—
Proceeds from the issuances of Spectra Energy Partners, LP common units	80	39
Dividends paid on common stock	(276)	(250)
Other	—	(9)
Net cash provided by (used in) financing activities	222	(164)
Effect of exchange rate changes on cash	3	(4)
Net increase in cash and cash equivalents	66	194
Cash and cash equivalents at beginning of period	213	215
Cash and cash equivalents at end of period	$279	$409
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$213	$115

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
				Foreign Currency Translation Adjustments	Other	Noncontrolling Interests	Total
December 31, 2015	$1	$5,053	$1,741	$79	$(348)	$3,006	$9,532
Net income	—	—	234	—	—	76	310
Other comprehensive income	—	—	—	297	4	4	305
Dividends on common stock	—	—	(276)	—	—	—	(276)
Stock-based compensation	—	2	—	—	—	—	2
Distributions to noncontrolling interests	—	—	—	—	—	(56)	(56)
Contributions from noncontrolling interests	—	—	—	—	—	95	95
Spectra Energy common stock issued	—	368	—	—	—	—	368
Spectra Energy Partners, LP common units issued	—	8	—	—	—	68	76
Other, net	—	—	—	—	—	4	4
March 31, 2016	$1	$5,431	$1,699	$376	$(344)	$3,197	$10,360

December 31, 2014	$1	$4,956	$2,541	$1,016	$(354)	$2,238	$10,398
Net income	—	—	267	—	—	58	325
Other comprehensive income (loss)	—	—	—	(484)	7	(8)	(485)
Dividends on common stock	—	—	(250)	—	—	—	(250)
Distributions to noncontrolling interests	—	—	—	—	—	(44)	(44)
Contributions from noncontrolling interests	—	—	—	—	—	58	58
Spectra Energy common stock issued	—	1	—	—	—	—	1
Spectra Energy Partners, LP common units issued	—	6	—	—	—	29	35
Other, net	—	—	—	—	—	(7)	(7)
March 31, 2015	$1	$4,963	$2,558	$532	$(347)	$2,324	$10,031

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
Nature of Operations. Spectra Energy Corp, through its subsidiaries and equity affiliates, owns and operates a large and diversified portfolio of complementary natural gas-related energy assets, and owns and operates a crude oil pipeline system that connects Canadian and United States (U.S.) producers to refineries in the U.S. Rocky Mountain and Midwest regions. We currently operate in three key areas of the natural gas industry: gathering and processing, transmission and storage, and distribution. We provide transmission and storage of natural gas to customers in various regions of the northeastern and southeastern U.S., the Maritime Provinces in Canada, the Pacific Northwest in the U.S. and Canada, and in the province of Ontario, Canada. We also provide natural gas sales and distribution services to retail customers in Ontario, and natural gas gathering and processing services to customers in western Canada. We also own a 50% interest in DCP Midstream, LLC (DCP Midstream), based in Denver, Colorado, one of the leading natural gas gatherers in the U.S. and one of the largest U.S. producers and marketers of natural gas liquids (NGLs).
Basis of Presentation. The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our majority-owned subsidiaries, after eliminating intercompany transactions and balances. These interim financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, and reflect all normal recurring adjustments that are, in our opinion, necessary to fairly present our results of operations and financial position. Amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, primarily in our gas distribution operations, as well as changing commodity prices on certain of our processing operations and other factors.
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
Spectra Energy Partners provides transmission, storage and gathering of natural gas, as well as the transportation of crude oil through interstate pipeline systems for customers in various regions of the midwestern, northeastern and southern U.S. and Canada. The natural gas transmission and storage operations are primarily subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC). The crude oil transportation operations are primarily subject to regulation by the FERC in the U.S. and the National Energy Board (NEB) in Canada. Our Spectra Energy Partners segment is composed of the operations of SEP, less governance costs, which are included in “Other.”

Distribution provides retail natural gas distribution service in Ontario, Canada, as well as natural gas transmission and storage services to other utilities and energy market participants. These services are provided by Union Gas Limited (Union Gas), and are primarily subject to the rules and regulations of the Ontario Energy Board (OEB).
Western Canada Transmission & Processing provides transmission of natural gas, natural gas gathering and processing services, and NGL extraction, fractionation, transportation, storage and marketing to customers in western Canada, the northern tier of the U.S. and the Maritime Provinces in Canada. This segment conducts business mostly through BC Pipeline, BC Field Services, Empress NGL operations (Empress), Canadian Midstream, and Maritimes & Northeast Pipeline Limited Partnership (M&N Canada). BC Pipeline, BC Field Services and M&N Canada operations are primarily subject to the rules and regulations of the NEB.
Field Services gathers, compresses, treats, processes, transports, stores and sells natural gas, produces, fractionates, transports, stores and sells NGLs, recovers and sells condensate, and trades and markets natural gas and NGLs. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by Phillips 66. DCP Midstream gathers raw natural gas through gathering systems connecting to several interstate and intrastate natural gas and NGL pipeline systems, one natural gas storage facility and one NGL storage facility. DCP Midstream operates in a diverse number of regions, including the Permian Basin, Eagle Ford, Niobrara/DJ Basin and the Midcontinent. DCP Midstream Partners, LP (DCP Partners) is a publicly traded master limited partnership, of which DCP Midstream acts as general partner. As of March 31, 2016, DCP Midstream had an approximate 21% ownership interest in DCP Partners, including DCP Midstream’s limited partner and general partner interests.
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

Business Segment Data

Condensed Consolidated Statements of Operations
	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/ Consolidated Earnings before Income Taxes
	(in millions)
Three Months Ended March 31, 2016
Spectra Energy Partners	$624	$—	$624	$77	$473
Distribution	465	—	465	44	170
Western Canada Transmission & Processing	294	11	305	58	123
Field Services	—	—	—	—	3
Total reportable segments	1,383	11	1,394	179	769
Other	1	16	17	14	(19)
Eliminations	—	(27)	(27)	—	—
Depreciation and amortization	—	—	—	—	193
Interest expense	—	—	—	—	151
Interest income and other (a)	—	—	—	—	2
Total consolidated	$1,384	$—	$1,384	$193	$408

Three Months Ended March 31, 2015
Spectra Energy Partners	$606	$—	$606	$74	$455
Distribution	662	—	662	45	192
Western Canada Transmission & Processing	353	17	370	62	161
Field Services	—	—	—	—	(17)
Total reportable segments	1,621	17	1,638	181	791
Other	2	16	18	12	(15)
Eliminations	—	(33)	(33)	—	—
Depreciation and amortization	—	—	—	—	193
Interest expense	—	—	—	—	159
Interest income and other (a)	—	—	—	—	2
Total consolidated	$1,623	$—	$1,623	$193	$426
___________________________________

(a)	Includes foreign currency transaction gains and losses related to segment EBITDA.
3. Regulatory Matters
Union Gas. In April 2016, Union Gas filed an application with the OEB for the annual disposition of the 2015 deferral account balances. As a result, Union Gas has a net receivable from customers of approximately $18 million, which is primarily reflected as Current Assets—Other on the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015. A hearing and decision are expected later this year. Union Gas is proposing to implement the disposition of the balances on October 1, 2016.
4. Income Taxes
Income tax expense was $98 million for the three months ended March 31, 2016, compared to $101 million for the same period in 2015. The lower tax expense for the three months ended March 31, 2016 was primarily attributable to lower earnings. The effective income tax rate was 24% for both the three months ended March 31, 2016 and 2015.
There was no material net change in unrecognized tax benefits recorded during the three months ended March 31, 2016. Although uncertain, we believe it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $30 million to $40 million prior to March 31, 2017 due to audit settlements and statute of limitations expirations.

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
The following table presents our basic and diluted EPS calculations:

	Three Months Ended March 31,
	2016	2015
	(in millions, except per-share amounts)
Net income—controlling interests	$234	$267
Weighted-average common shares outstanding
Basic	674	671
Diluted	675	673
Basic and diluted earnings per common share	$0.35	$0.40

6. Accumulated Other Comprehensive Income (Loss)
The following table presents the net of tax changes in Accumulated Other Comprehensive Income (AOCI) by component and amounts reclassified out of AOCI to Net Income, excluding amounts attributable to noncontrolling interests:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefit Plan Obligations	Gas Purchase Contract Hedges	Other	Total Accumulated Other Comprehensive Income (Loss)
			(in millions)
December 31, 2015	$79	$(346)	$(3)	$1	$(269)
Other AOCI activity	297	5	3	(4)	301
March 31, 2016	$376	$(341)	$—	$(3)	$32

December 31, 2014	$1,016	$(351)	$(3)	$—	$662
Other AOCI activity	(484)	6	3	(2)	(477)
March 31, 2015	$532	$(345)	$—	$(2)	$185
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

	March 31, 2016	December 31, 2015
	(in millions)
Natural gas	$110	$217
NGLs	18	23
Materials and supplies	71	67
Total inventory	$199	$307

8. Investments in and Loans to Unconsolidated Affiliates
Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating revenues	$1,427	$2,043
Operating expenses	1,365	1,991
Operating income	62	52
Net income (loss)	48	(6)
Net income (loss) attributable to members’ interests	11	(37)
DCP Partners issues, from time to time, limited partner units to the public, which are recorded by DCP Midstream directly to its equity. Our proportionate share of gains from those issuances, totaled $2 million in the first quarter of 2015 and is reflected in Earnings From Equity Investments in the Condensed Consolidated Statement of Operations.
9. Variable Interest Entities
Sabal Trail. We have an effective 45.9% ownership interest in Sabal Trail Transmission, LLC (Sabal Trail) through our ownership of SEP. Sabal Trail is a joint venture that is constructing a natural gas pipeline to transport natural gas to Florida. Sabal Trail is a variable interest entity (VIE) due to insufficient equity at risk to finance its activities. We determined that we are the primary beneficiary because we direct the activities of Sabal Trail that most significantly impact its economic performance and we consolidate Sabal Trail in our financial statements. The current estimate of the total remaining construction cost is approximately $1.9 billion.
The following summarizes assets and liabilities for Sabal Trail as of March 31, 2016 and December 31, 2015:

Condensed Consolidated Balance Sheets Caption	March 31, 2016	December 31, 2015
	(in millions)
Assets
Current assets	$156	$118
Net property, plant and equipment	960	773
Regulatory assets and deferred debits	40	25
Total Assets	$1,156	$916
Liabilities and Equity
Current liabilities	$80	$84
Equity	1,076	832
Total Liabilities and Equity	$1,156	$916
Nexus. We have an effective 38.6% ownership interest in Nexus Gas Transmission, LLC (Nexus) through our ownership of SEP. Nexus is a joint venture that is constructing a natural gas pipeline from Ohio to Michigan and continuing on to Ontario, Canada. Nexus is a VIE due to insufficient equity at risk to finance its activities. We determined that we are not the primary beneficiary because the power to direct the activities of Nexus that most significantly impact its economic performance is shared. Nexus is accounted for under the equity method. Our maximum exposure to loss is $1.0 billion. We have an investment in Nexus of $117 million and $90 million as of March 31, 2016 and December 31, 2015, respectively, classified as Investments in and Loans to Unconsolidated Affiliates on our Condensed Consolidated Balance Sheets.

10. Intangible Assets
During the first quarter of 2016 SEP entered into a project coordination agreement (PCA) with NextEra Energy, Inc. (NextEra), Duke Energy Corporation (Duke Energy) and Williams Partners L.P. In accordance with the agreement, payments will be made, based on SEP’s proportional ownership interest in the Sabal Trail project, as certain milestones of the project are met. As of March 31, 2016 the first milestone was achieved and paid, consisting of $48 million. This PCA is an intangible asset and is classified as Investments and Other Assets—Other on our Condensed Consolidated Balance Sheet. The intangible asset will be amortized over a period of 25 years beginning at the time of in-service of Sabal Trail, which is expected to occur during the first half of 2017.
11. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, bankers acceptances, corporate debt securities, treasury bills and money market funds in the U.S. and Canada. We do not purchase marketable securities for speculative purposes; therefore we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for insurance purposes and capital expenditures, so these investments are classified as available-for-sale (AFS) marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.
AFS Securities.
Our AFS securities consist of corporate debt securities and are classified on the Condensed Consolidated Balance Sheets as follows:

	Estimated Fair Value
	March 31, 2016	December 31, 2015
	(in millions)
Restricted funds
Investments and other assets—other	$9	$11
Non-restricted funds
Current assets—other	20	20
Total available-for-sale securities	$29	$31
At March 31, 2016, the weighted-average contractual maturity of outstanding AFS securities was less than one year.
There were no material gross unrealized holding gains or losses associated with investments in AFS securities at March 31, 2016 or December 31, 2015.
HTM Securities. HTM securities are as follows:

		Estimated Fair Value
Description	Condensed Consolidated Balance Sheets Caption	March 31, 2016	December 31, 2015
		(in millions)
Bankers acceptances	Current assets—other	$45	$30
Canadian government securities	Current assets—other	25	24
Money market funds	Current assets—other	11	3
Canadian government securities	Investments and other assets—other	54	50
Bankers acceptances	Investments and other assets—other	13	12
Total held-to-maturity securities		$148	$119
All of our HTM securities are restricted funds pursuant to certain M&N Canada and Express-Platte (our crude oil pipeline system) debt agreements. The funds restricted for M&N Canada, plus future cash from operations that would otherwise be available for distribution to the partners of M&N Canada, are required to be placed in escrow until the balance in escrow is sufficient to fund all future debt service on the M&N Canada 6.90% senior secured notes. There are sufficient funds held in escrow to fund all future debt service on these M&N Canada notes as of March 31, 2016.

At March 31, 2016, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at March 31, 2016 or December 31, 2015.
Other Restricted Funds. In addition to the portions of the AFS and HTM securities that were restricted as described above, we had other restricted funds totaling $12 million at March 31, 2016 and $11 million at December 31, 2015 classified as Current Assets—Other. These restricted funds are related to additional amounts for insurance. We also had other restricted funds totaling $37 million at March 31, 2016 and $38 million at December 31, 2015 classified as Investments and Other Assets—Other. Included in these restricted funds are $28 million and $24 million at March 31, 2016 and December 31, 2015, respectively, related to funds held and collected from customers of Western Canada Transmission & Processing and Express-Platte for Canadian pipeline abandonment in accordance with the NEB’s regulatory requirements and $9 million and $14 million, respectively, related to certain construction projects.
Changes in restricted balances are presented within Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.
12. Debt and Credit Facilities
Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Total Credit Facilities Capacity	Commercial Paper Outstanding at March 31, 2016	Available Credit Facilities Capacity
		(in millions)
Spectra Energy Capital, LLC (a)	2019	$1,000	$268	$732
SEP (b)	2019	2,000	806	1,194
Westcoast Energy Inc. (c)	2019	308	83	225
Union Gas (d)	2019	384	163	221
Total		$3,692	$1,320	$2,372
_________

(a)
Revolving credit facility contains a covenant requiring the Spectra Energy consolidated debt-to-total capitalization ratio, as defined in the agreement, to not exceed 65%. Per the terms of the agreement, collateralized debt is excluded from the calculation of the ratio. This ratio was 58.2% at March 31, 2016.

(b)
Revolving credit facility contains a covenant that requires SEP to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreement, of 5.0 to 1 or less. As of March 31, 2016, this ratio was 3.7 to 1.

(c)
U.S. dollar equivalent at March 31, 2016. The revolving credit facility is 400 million Canadian dollars and contains a covenant that requires the Westcoast Energy Inc. non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 33.8% at March 31, 2016.

(d)
U.S. dollar equivalent at March 31, 2016. The revolving credit facility is 500 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 65.8% at March 31, 2016.

The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facilities. As of March 31, 2016, there were no letters of credit issued or revolving borrowings outstanding under the credit facilities.
Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2016, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.

13. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	March 31, 2016
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$177	$—	$177	$—
Corporate debt securities	Current assets—other	20	—	20	—
Commodity derivatives	Current assets—other	10	—	—	10
Corporate debt securities	Investments and other assets—other	9	—	9	—
Interest rate swaps	Investments and other assets—other	64	—	64	—
Total Assets		$280	$—	$270	$10

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2015
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$137	$—	$137	$—
Corporate debt securities	Current assets—other	20	—	20	—
Commodity derivatives	Current assets—other	36	—	—	36
Commodity derivatives	Investments and other assets—other	5	—	—	5
Corporate debt securities	Investments and other assets—other	11	—	11	—
Interest rate swaps	Investments and other assets—other	37	—	37	—
Total Assets		$246	$—	$205	$41
The following presents changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Derivative assets
Fair value, beginning of period	$41	$78
Total gains (losses):
Included in earnings	(4)	6
Included in other comprehensive income	1	(6)
Purchases	(1)	1
Settlements	(27)	(30)
Fair value, end of period	$10	$49
Unrealized losses relating to instruments held at the end of the period	$(23)	$(16)
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
The derivative financial instruments reported in Level 3 at March 31, 2016 consist of NGL revenue swap contracts related to the Empress assets in Western Canada Transmission & Processing. As of March 31, 2016, we reported certain of our NGL basis swaps at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.
The fair value of these NGL basis swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.
The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are the forward NGL basis curves, for which a significant portion of the derivative’s term is beyond available forward pricing. At March 31, 2016, a 10¢ per gallon movement in underlying forward NGL prices, primarily propane prices, would affect the estimated fair value of our NGL derivatives by $12 million. This calculated amount does not take into account any other changes to the fair value measurement calculation.
Financial Instruments
The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets.

	March 31, 2016		December 31, 2015
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	13,665	14,417	13,567	13,891
__________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes commercial paper, capital leases, unamortized items and fair value hedge carrying value adjustments.
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
During the three months ended March 31, 2016 and 2015, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
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

Other than the interest rate swaps and commodity derivatives as described below, we did not have significant derivatives outstanding during the three months ended March 31, 2016.
Interest Rate Swaps
At March 31, 2016, we had “pay floating—receive fixed” interest rate swaps outstanding with a total notional amount of $2 billion to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.
Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	March 31, 2016			December 31, 2015
	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount
Description	(in millions)
Assets	$64	$—	$64	$37	$—	$37
Commodity Derivatives
At March 31, 2016, we had commodity mark-to-market derivatives outstanding with a total notional amount of 120 million gallons. The longest dated commodity derivative contract we currently have expires in 2018.
Information about our commodity derivatives that had netting or rights of offset arrangements are as follows:

	March 31, 2016			December 31, 2015
	Gross Amounts	Gross Amounts Offset	Net Amount Presented in the Condensed Consolidated Balance Sheet	Gross Amounts	Gross Amounts Offset	Net Amount Presented in the Condensed Consolidated Balance Sheet
Description	(in millions)
Assets	$67	$57	$10	$104	$63	$41
Liabilities	57	57	—	63	63	—
Substantially all of our commodity derivative agreements outstanding at March 31, 2016 and December 31, 2015 have provisions that require collateral to be posted in the amount of the net liability position if one of our credit ratings falls below investment grade.
Information regarding the impacts of commodity derivatives on our Condensed Consolidated Statements of Operations are as follows:

		Three Months Ended March 31,
Derivatives	Condensed Consolidated Statements of Operations Caption	2016	2015
		(in millions)
Commodity derivatives	Sales of natural gas liquids	$(5)	$7
15. Commitments and Contingencies
Environmental
We are subject to various U.S. federal, state and local laws and regulations, as well as Canadian federal and provincial laws, regarding air and water quality, climate change, hazardous and solid waste disposal and other environmental matters. These laws and regulations can change from time to time, imposing new obligations on us.
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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of March 31, 2016 or December 31, 2015 related to litigation.
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
We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-100%-owned entities. In connection with our spin-off from Duke Energy in 2007, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of March 31, 2016 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these outstanding performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.
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
As of March 31, 2016, the amounts recorded for the guarantees and indemnifications described above are not material, both individually and in the aggregate.
17. Issuances of Common Stock
On March 1, 2016, we entered into an equity distribution agreement under which we may sell and issue common stock up to an aggregate offering price of $500 million. The equity distribution agreement allows us to offer and sell common stock at prices deemed appropriate through sales agents. Sales of common stock under the equity distribution agreement will be made by means of ordinary brokers’ transactions through the facilities of the New York Stock Exchange (NYSE), in block transactions, or as otherwise agreed upon by one or more of the sales agents and us. We intend to use the net proceeds from sales under this at-the-market program for general corporate purposes, including investments in subsidiaries to fund capital expenditures. We issued approximately 12.3 million of common shares to the public under this program, for total net proceeds of $367 million through March 31, 2016.
18. Issuances of SEP Units
During the three months ended March 31, 2016, SEP issued 1.7 million common units to the public under its at-the-market program and approximately 35,000 general partner units to Spectra Energy. Total net proceeds to SEP were $82 million (net proceeds to Spectra Energy were $80 million). In connection with the issuances of the units, a $12 million gain ($8 million net of tax) to Additional Paid-in Capital and a $68 million increase in Equity—Noncontrolling Interests were recorded during the three months ended March 31, 2016. The issuances decreased Spectra Energy’s ownership in SEP from 78% to 77% at March 31, 2016.
The following table presents the effects of the issuances of SEP units:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net income—controlling interests	$234	$267
Increase in additional paid-in capital resulting from issuances of SEP units	8	6
Total net income—controlling interests and changes in equity—controlling interests	$242	$273
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
Our policy is to fund our retirement plans, where applicable, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions of $5 million to our U.S. retirement plans in both of the three month periods ended March 31, 2016 and 2015. We made total contributions to the Canadian DC and DB plans of $7 million in the three months ended March 31, 2016 and $9 million in the same period in 2015. We anticipate that we will make total contributions of approximately $22 million to the U.S. plans and approximately $26 million to the Canadian plans in 2016.

Qualified and Non-Qualified Pension Plans—Components of Net Periodic Pension Cost

	Three Months Ended March 31,
	2016	2015
	(in millions)
U.S.
Service cost benefit earned	$5	$5
Interest cost on projected benefit obligation	6	6
Expected return on plan assets	(10)	(10)
Amortization of loss	2	2
Net periodic pension cost	$3	$3

Canada
Service cost benefit earned	$8	$8
Interest cost on projected benefit obligation	10	11
Expected return on plan assets	(16)	(17)
Amortization of loss	5	7
Net periodic pension cost	$7	$9
Other Post-Retirement Benefit Plans. We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.
Other Post-Retirement Benefit Plans—Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2016	2015
	(in millions)
U.S.
Interest cost on accumulated post-retirement benefit obligation	$2	$2
Expected return on plan assets	(1)	(1)
Net periodic other post-retirement benefit cost	$1	$1

Canada
Service cost benefit earned	$1	$1
Interest cost on accumulated post-retirement benefit obligation	1	1
Net periodic other post-retirement benefit cost	$2	$2
Retirement/Savings Plan. In addition to the retirement plans described above, we also have defined contribution employee savings plans available to both U.S. and Canadian employees. Employees may participate in a matching contribution where we match a certain percentage of before-tax employee contributions of up to 6% of eligible pay per pay period for U.S. employees and up to 5% of eligible pay per pay period for Canadian employees. We expensed pre-tax employer matching contributions of $3 million in both of the three month periods ended March 31, 2016 and 2015 for both U.S. and Canadian employees.

20. Condensed Consolidating Financial Information
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

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2016
Total operating revenues	$—	$—	$1,385	$(1)	$1,384
Total operating expenses	3	1	887	(1)	890
Operating income (loss)	(3)	(1)	498	—	494
Earnings from equity investments	—	—	33	—	33
Equity in earnings of consolidated subsidiaries	227	392	—	(619)	—
Other income and expenses, net	—	—	32	—	32
Interest expense	—	62	89	—	151
Earnings before income taxes	224	329	474	(619)	408
Income tax expense (benefit)	(10)	102	6	—	98
Net income	234	227	468	(619)	310
Net income—noncontrolling interests	—	—	76	—	76
Net income—controlling interests	$234	$227	$392	$(619)	$234

Three Months Ended March 31, 2015
Total operating revenues	$—	$—	$1,624	$(1)	$1,623
Total operating expenses	2	—	1,081	(1)	1,082
Operating income (loss)	(2)	—	543	—	541
Earnings from equity investments	—	—	24	—	24
Equity in earnings of consolidated subsidiaries	263	421	—	(684)	—
Other income and expenses, net	(2)	—	22	—	20
Interest expense	—	61	98	—	159
Earnings before income taxes	259	360	491	(684)	426
Income tax expense (benefit)	(8)	97	12	—	101
Net income	267	263	479	(684)	325
Net income—noncontrolling interests	—	—	58	—	58
Net income—controlling interests	$267	$263	$421	$(684)	$267

Spectra Energy Corp
Condensed Consolidating Statements of Comprehensive Income
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended March 31, 2016
Net income	$234	$227	$468	$(619)	$310
Other comprehensive income	1	—	304	—	305
Total comprehensive income, net of tax	235	227	772	(619)	615
Less: comprehensive income—noncontrolling interests	—	—	80	—	80
Comprehensive income—controlling interests	$235	$227	$692	$(619)	$535

Three Months Ended March 31, 2015
Net income	$267	$263	$479	$(684)	$325
Other comprehensive income (loss)	1	—	(486)	—	(485)
Total comprehensive income (loss), net of tax	268	263	(7)	(684)	(160)
Less: comprehensive income—noncontrolling interests	—	—	50	—	50
Comprehensive income (loss)—controlling interests	$268	$263	$(57)	$(684)	$(210)

Spectra Energy Corp
Condensed Consolidating Balance Sheet
March 31, 2016
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2	$277	$—	$279
Receivables—consolidated subsidiaries	10	—	5	(15)	—
Notes receivable—current—consolidated subsidiaries	—	—	387	(387)	—
Receivables—other	—	2	721	—	723
Other current assets	13	—	460	—	473
Total current assets	23	4	1,850	(402)	1,475
Investments in and loans to unconsolidated affiliates	—	—	2,588	—	2,588
Investments in consolidated subsidiaries	14,515	19,906	—	(34,421)	—
Advances receivable—consolidated subsidiaries	—	5,004	1,590	(6,594)	—
Notes receivable—consolidated subsidiaries	—	—	2,800	(2,800)	—
Goodwill	—	—	4,211	—	4,211
Other assets	36	37	310	—	383
Net property, plant and equipment	—	—	24,019	—	24,019
Regulatory assets and deferred debits	3	3	1,409	—	1,415
Total Assets	$14,577	$24,954	$38,777	$(44,217)	$34,091

Accounts payable	$2	$1	$490	$—	$493
Accounts payable—consolidated subsidiaries	—	15	—	(15)	—
Commercial paper	—	268	1,052	—	1,320
Short-term borrowings—consolidated subsidiaries	—	387	—	(387)	—
Taxes accrued	2	—	86	—	88
Current maturities of long-term debt	—	—	483	—	483
Other current liabilities	56	45	678	—	779
Total current liabilities	60	716	2,789	(402)	3,163
Long-term debt	—	2,907	10,283	—	13,190
Advances payable—consolidated subsidiaries	6,594	—	—	(6,594)	—
Notes payable—consolidated subsidiaries	—	2,800	—	(2,800)	—
Deferred credits and other liabilities	760	4,016	2,263	—	7,039
Preferred stock of subsidiaries	—	—	339	—	339
Equity
Controlling interests	7,163	14,515	19,906	(34,421)	7,163
Noncontrolling interests	—	—	3,197	—	3,197
Total equity	7,163	14,515	23,103	(34,421)	10,360
Total Liabilities and Equity	$14,577	$24,954	$38,777	$(44,217)	$34,091

Spectra Energy Corp
Condensed Consolidating Balance Sheet
December 31, 2015
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

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$234	$227	$468	$(619)	$310
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	196	—	196
Earnings from equity investments	—	—	(33)	—	(33)
Equity in earnings of consolidated subsidiaries	(227)	(392)	—	619	—
Distributions from equity investments	—	—	26	—	26
Other	(40)	141	(43)	—	58
Net cash provided by (used in) operating activities	(33)	(24)	614	—	557
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(664)	—	(664)
Investments in and loans to unconsolidated affiliates	—	—	(27)	—	(27)
Purchase of intangible	—	—	(48)	—	(48)
Purchases of held-to-maturity securities	—	—	(162)	—	(162)
Proceeds from sales and maturities of held-to-maturity securities	—	—	142	—	142
Purchases of available-for-sale securities	—	—	(161)	—	(161)
Proceeds from sales and maturities of available-for-sale securities	—	—	163	—	163
Distributions from equity investments	—	—	39	—	39
Advances (to) from affiliates	(56)	251	—	(195)	—
Other changes in restricted funds	—	—	2	—	2
Net cash provided by (used in) investing activities	(56)	251	(716)	(195)	(716)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	—	—	(176)	—	(176)
Net increase (decrease) in commercial paper	—	(213)	398	—	185
Distributions to noncontrolling interests	—	—	(54)	—	(54)
Contributions from noncontrolling interests	—	—	95	—	95
Proceeds from the issuances of Spectra Energy common stock	368	—	—	—	368
Proceeds from the issuances of SEP common units	—	—	80	—	80
Dividends paid on common stock	(276)	—	—	—	(276)
Distributions and advances to affiliates	(5)	(13)	(177)	195	—
Other	2	—	(2)	—	—
Net cash provided by (used in) financing activities	89	(226)	164	195	222
Effect of exchange rate changes on cash	—	—	3	—	3
Net increase in cash and cash equivalents	—	1	65	—	66
Cash and cash equivalents at beginning of period	—	1	212	—	213
Cash and cash equivalents at end of period	$—	$2	$277	$—	$279

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2015
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$267	$263	$479	$(684)	$325
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	196	—	196
Earnings from equity investments	—	—	(24)	—	(24)
Equity in earnings of consolidated subsidiaries	(263)	(421)	—	684	—
Distributions from equity investments	—	—	38	—	38
Other	90	16	125	—	231
Net cash provided by (used in) operating activities	94	(142)	814	—	766
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(388)	—	(388)
Investments in and loans to unconsolidated affiliates	—	—	(15)	—	(15)
Purchases of held-to-maturity securities	—	—	(145)	—	(145)
Proceeds from sales and maturities of held-to-maturity securities	—	—	123	—	123
Proceeds from sales and maturities of available-for-sale securities	—	—	1	—	1
Distributions from equity investments	—	—	18	—	18
Advances to affiliates	(135)	(21)	—	156	—
Other changes in restricted funds	—	—	2	—	2
Net cash used in investing activities	(135)	(21)	(404)	156	(404)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	994	—	994
Net increase (decrease) in commercial paper	—	95	(1,047)	—	(952)
Distributions to noncontrolling interests	—	—	(44)	—	(44)
Contributions from noncontrolling interests	—	—	58	—	58
Proceeds from the issuances of SEP common units	—	—	39	—	39
Dividends paid on common stock	(250)	—	—	—	(250)
Distributions and advances from (to) affiliates	290	68	(202)	(156)	—
Other	1	—	(10)	—	(9)
Net cash provided by (used in) financing activities	41	163	(212)	(156)	(164)
Effect of exchange rate changes on cash	—	—	(4)	—	(4)
Net increase in cash and cash equivalents	—	—	194	—	194
Cash and cash equivalents at beginning of period	—	1	214	—	215
Cash and cash equivalents at end of period	$—	$1	$408	$—	$409

21. New Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” which amends the consolidation guidance around reporting entities that invest in development stage entities. We adopted the consolidation guidance of this amendment on January 1, 2016 and applied it retrospectively with no material effect on our consolidated results of operations, financial position or cash flows. This ASU did result in certain of our entities being classified as Variable Interest Entities. See Note 9 for discussion of our Variable Interest Entities.
In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and the voting model. These changes will require reevaluation of certain entities for consolidation and will require us to revise our documentation regarding the consolidation or deconsolidation of such entities. We adopted this standard on January 1, 2016 with no material effect on our consolidated results of operations, financial position or cash flows.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” to simplify accounting for adjustments made to provisional amounts recognized in a business combination and to eliminate the retrospective accounting for those adjustments. We adopted this standard on January 1, 2016. The adoption of this standard has not had a material impact on our consolidated results of operations, financial position or cash flow.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” to improve the financial reporting around leasing transactions. The new guidance requires companies to begin recording assets and liabilities arising from those leases classified as operating leases under previous guidance. Furthermore, the new guidance will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in previous guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous guidance. This ASU is effective for us January 1, 2019. We are currently evaluating this ASU and its potential impact on us.
In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” which clarifies the hedge accounting impact when there is a change in one of the counterparties to the derivative contract (i.e. novation). This ASU is effective for us January 1, 2017. This ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.
In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments,” which simplifies the embedded derivative analysis for debt instruments containing contingent call or put options. This ASU is effective for us January 1, 2017. This ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flow.
In March 2016, the FASB issued ASU No. 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. This ASU is effective for us January 1, 2017. We are currently evaluating this ASU and its potential impact on us.
In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” to clarify implementation guidance on principal versus agent considerations. This ASU is effective for us on January 1, 2018. We are currently evaluating this ASU and its potential impact on us.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment award transactions. This ASU is effective for us January 1, 2017. We are currently evaluating this ASU and its potential impact on us.
In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to clarify implementation guidance on performance obligations and licensing. This ASU is effective for us on January 1, 2018. We are currently evaluating this ASU and its potential impact on us.

22. Subsequent Events
On April 1, 2016, NextEra purchased a 9.5% interest in Sabal Trail from SEP. Consideration for this transaction consisted of approximately $109 million cash. Upon completion, SEP's ownership interest in Sabal Trail decreased to 50%.
On April 2, 2016, Westcoast entered into a definitive agreement to sell its ownership interest in Empress for a cash purchase price of approximately 200 million Canadian dollars plus customary closing adjustments. The transaction includes Westcoast’s Canadian NGL integrated system of assets, consisting of the Empress NGL extraction and fractionation facility, the Petroleum Transmission Company pipeline, seven NGL terminals and two NGL storage facilities.
In April 2016, we issued 16.1 million common shares to the public for net proceeds of approximately $479 million. Net proceeds from the offering were used to purchase approximately 10.4 million common units in SEP. SEP intends to use the proceeds from our unit purchase for general corporate purposes, including the funding of its current expansion capital plan. Following the purchase of the common units from SEP, our ownership percentage increased to 78%.
On April 29, 2016, we amended the Union Gas and SEP revolving credit agreements. The Union Gas revolving credit facility was increased to 700 million Canadian dollars and the SEP revolving facility was increased to $2.5 billion. The expiration of both facilities was extended, with both expiring in April 2021.
On April 29, 2016, we amended the Westcoast and Spectra Capital revolving credit agreements. The expiration of both credit facilities was extended, with both facilities expiring in April 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
Executive Overview
For the three months ended March 31, 2016 and 2015, we reported net income from controlling interests of $234 million and $267 million, respectively.
The highlights for the three months ended March 31, 2016 include the following:

•
Spectra Energy Partners’ earnings benefited mainly from expansion projects, partially offset by lower interruptible and short-term contract transportation revenue due to warmer weather and absence of equity earnings from DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills) NGL pipelines, which SEP owned until October 2015.

•	Distribution’s earnings decreased mainly due to the effect of a lower Canadian dollar and warmer weather, partially offset by incremental earnings from the 2015 Dawn-Parkway expansion project.

•
Western Canada Transmission & Processing’s earnings decreased mainly due to the effect of a lower Canadian dollar and lower earnings at Empress largely due to non-cash mark-to-market commodity-related pricing adjustments associated with the risk management program.

•	Field Services’ earnings benefited mainly from expansions and successful ongoing contract realignment efforts, including a settlement with a producer, partially offset by lower commodity prices.
In the first quarter of 2016, we had $691 million of capital and investment expenditures. We currently project $4.2 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $3.6 billion. These projections exclude contributions from noncontrolling interests.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and equity securities. As of March 31, 2016, our revolving credit facilities included Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 400 million Canadian dollar facility and Union Gas’ 500 million Canadian dollar facility. These facilities are used principally as back-stops for commercial paper programs.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating revenues	$1,384	$1,623
Operating expenses	890	1,082
Operating income	494	541
Other income and expenses	65	44
Interest expense	151	159
Earnings before income taxes	408	426
Income tax expense	98	101
Net income	310	325
Net income—noncontrolling interests	76	58
Net income—controlling interests	$234	$267
Operating Revenues. The $239 million decrease was driven by:

•	lower usage due to warmer weather and lower natural gas prices passed through to customers at Distribution,

•	the effects of a lower Canadian dollar at Distribution and Western Canada Transmission & Processing and

•
lower NGL prices and a decrease from non-cash mark-to-market commodity-related pricing adjustments associated with the risk management program at the Empress operations at Western Canada Transmission & Processing, partially offset by

•	higher revenues from expansion projects at Spectra Energy Partners.
Operating Expenses. The $192 million decrease was driven by:

•	lower volumes of natural gas sold due to warmer weather and lower natural gas prices passed through to customers at Distribution,

•	the effects of a lower Canadian dollar at Distribution and Western Canada Transmission & Processing and

•	lower costs of sales at the Empress operations at Western Canada Transmission & Processing, partially offset by

•	higher costs related to expansion projects at Spectra Energy Partners.
Other Income and Expenses. The $21 million increase was mainly attributable to higher equity earnings from Field Services mainly due to a producer settlement and asset growth, partially offset by lower commodity prices.
Interest Expense. The $8 million decrease was mainly due to higher capitalized interest and a lower Canadian dollar, partially offset by higher average long-term debt balances.
Income Tax Expense. The $3 million decrease was primarily due to lower earnings.
The effective tax rate for income from continuing operations was 24% for the three month periods ended March 31, 2016 and 2015.
Net Income—Noncontrolling Interests. The $18 million increase was driven primarily by higher noncontrolling ownership interests at Spectra Energy Partners.
For a more detailed discussion of earnings drivers, see the segment discussions that follow.
Segment Results
Management evaluates segment performance based on EBITDA. Cash, cash equivalents and short-term investments are managed at the parent-company levels, so the gains and losses from foreign currency transactions and interest and dividend income are excluded from the segments’ EBITDA. We consider segment EBITDA to be a good indicator of each segment’s operating performance from its operations, as it represents the results of our operations without regard to financing methods or capital structures. Our segment EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner.
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended March 31,
	2016	2015
	(in millions)
Spectra Energy Partners	$473	$455
Distribution	170	192
Western Canada Transmission & Processing	123	161
Field Services	3	(17)
Total reportable segment EBITDA	769	791
Other	(19)	(15)
Total reportable segment and other EBITDA	$750	$776
Depreciation and amortization	193	193
Interest expense	151	159
Interest income and other (a)	2	2
Earnings before income taxes	$408	$426
___________

(a)	Includes foreign currency transaction gains and losses related to segment EBITDA.
The amounts discussed below include intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.
Spectra Energy Partners

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$624	$606	$18
Operating expenses
Operating, maintenance and other	205	207	(2)
Other income and expenses	54	56	(2)
EBITDA	$473	$455	$18
Express pipeline revenue receipts, MBbl/d (a)	233	246	(13)
Platte PADD II deliveries, MBbl/d	124	169	(45)
___________

(a)	Thousand barrels per day.
Operating Revenues. The $18 million increase was driven by:

•	a $28 million increase due to expansion projects, partially offset by

•
a $7 million decrease in natural gas transportation revenues mainly from interruptible transportation and other revenue on Texas Eastern Transmission, LP (Texas Eastern), firm transportation on Algonquin Gas Transmission, LLC, and interruptible transportation on Maritimes and Northeast Pipeline, L.L.C. and

•	a $4 million decrease in recoveries of electric power and other costs passed through to gas transmission customers.
Operating, Maintenance and Other. The $2 million decrease was driven by:

•	a $9 million decrease due to prior year non-cash impairment charge on Ozark Gas Gathering and

•	a $7 million decrease primarily due to $4 million of electric power costs and other costs passed through to gas transmission customers, partially offset by

•	a $15 million increase due to expansion projects mostly electric power costs and ad valorem taxes.
Other Income and Expenses. The $2 million decrease was driven by:

•	a $13 million decrease in equity earnings primarily due to the disposition of Sand Hills and Southern Hills in October 2015, partially offset by

•	a $7 million increase primarily due to higher AFUDC from higher capital spending on expansion projects.
Distribution

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$465	$662	$(197)
Operating expenses
Natural gas purchased	215	383	(168)
Operating, maintenance and other	82	86	(4)
Other income and expenses	2	(1)	3
EBITDA	$170	$192	$(22)
Number of customers, thousands	1,441	1,422	19
Heating degree days, Fahrenheit	3,315	4,259	(944)
Pipeline throughput, TBtu (a)	230	328	(98)
Canadian dollar exchange rate, average	1.37	1.24	0.13
___________

(a)	Trillion British thermal units.
Operating Revenues. The $197 million decrease was driven by:

•	a $117 million decrease in residential customer usage of natural gas primarily due to warmer weather in 2016,

•
a $66 million decrease from lower natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month New York Mercantile Exchange (NYMEX) forecast and

•	a $52 million decrease resulting from a lower Canadian dollar, partially offset by

•	a $18 million increase from growth in the number of customers,

•	a $14 million increase resulting from 2015 utility earnings to be shared with customers in accordance with the incentive regulation framework and

•	a $6 million increase from the 2015 Dawn-Parkway expansion project.
Natural Gas Purchased. The $168 million decrease was driven by:

•	a $90 million decrease due to lower volumes of natural gas sold to residential customers primarily due to warmer weather,

•	a $67 million decrease from lower natural gas prices passed through to customers and

•	a $25 million decrease resulting from a lower Canadian dollar, partially offset by

•	a $15 million increase from growth in the number of customers.

Western Canada Transmission & Processing

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$305	$370	$(65)
Operating expenses
Natural gas and petroleum products purchased	48	67	(19)
Operating, maintenance and other	137	147	(10)
Other income and expenses	3	5	(2)
EBITDA	$123	$161	$(38)
Pipeline throughput, TBtu	252	256	(4)
Volumes processed, TBtu	176	180	(4)
Canadian dollar exchange rate, average	1.37	1.24	0.13
Operating Revenues. The $65 million decrease was driven by:

•	a $34 million decrease resulting from a lower Canadian dollar,

•	a $19 million decrease due to lower NGL prices associated with the Empress operations,

•	a $13 million decrease arising from changes in non-cash mark-to-market commodity-related pricing adjustments associated with the risk management program at the Empress operations and

•	a $5 million decrease in sales volumes of residual natural gas at the Empress operations, partially offset by

•	an $11 million increase in sales volumes of NGLs at the Empress operations.
Natural Gas and Petroleum Products Purchased. The $19 million decrease was driven by:

•	a $19 million decrease primarily as a result of lower costs of NGL sales at the Empress facility and

•	a $6 million decrease resulting from a lower Canadian dollar, partially offset by

•	a $4 million increase due to higher volumes of natural gas purchases for extraction and make-up at the Empress operations.
Operating, Maintenance and Other. The $10 million decrease was primarily resulting from a lower Canadian dollar.

Field Services

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
	(in millions, except where noted)
Earnings (loss) from equity investments	$3	$(17)	$20
EBITDA	$3	$(17)	$20
Natural gas gathered and processed/transported, TBtu/d (a,b)	6.9	7.1	(0.2)
NGL production, MBbl/d (a)	382	399	(17)
Average natural gas price per MMBtu (c,d)	$2.09	$2.98	$(0.89)
Average NGL price per gallon (e)	$0.37	$0.49	$(0.12)
Average crude oil price per barrel (f)	$33.45	$48.63	$(15.18)
___________

(a)	Reflects 100% of volumes.

(b)	Trillion British thermal units per day.

(c)	Average price based on NYMEX Henry Hub.

(d)	Million British thermal units.

(e)	Does not reflect results of commodity hedges.

(f)	Average price based on NYMEX calendar month.
EBITDA. Higher equity earnings of $20 million were mainly the result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $45 million increase primarily as a result of a producer settlement and

•	a $25 million increase in gathering and processing margins as a result of asset growth, partially offset by

•	a $34 million decrease from commodity-sensitive processing arrangements, due to decreased NGL, crude oil and natural gas prices,

•	a $5 million decrease primarily as a result of higher operating costs due to asset growth and

•	a $5 million decrease primarily as a result of the gain on sale of assets related to the sale of interest in a gas processing plant and gathering system in the first quarter of 2015.
Other

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)
	(in millions)
Operating revenues	$17	$18	$(1)
Operating expenses
Operating, maintenance and other	37	32	5
Other income and expenses	1	(1)	2
EBITDA	$(19)	$(15)	$(4)
EBITDA. The $4 million change reflects higher employee benefit costs.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2016, we had negative working capital of $1,688 million. This balance includes commercial paper liabilities totaling $1,320 million, current maturities of long-term debt of $483 million and a payable to an equity investment of $148 million. We will rely upon cash flows from operations and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. SEP is expected to be self-funding through its cash flows from operations, use of its revolving credit facility and its access to capital markets. We receive cash distributions from SEP in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights.

As of March 31, 2016, our four revolving credit facilities included Spectra Capital’s $1.0 billion facility, SEP’s $2.0 billion facility, Westcoast’s 400 million Canadian dollar facility and Union Gas’ 500 million Canadian dollar facility, with available capacity of $1.2 billion under SEP’s credit facility and $1.2 billion under our other subsidiaries’ credit facilities. These facilities are used principally as back-stops for commercial paper programs. At Spectra Capital, SEP and Westcoast, we primarily use commercial paper for temporary funding of capital expenditures. At Union Gas, we primarily use commercial paper for temporary funding of capital expenditures and to support short-term working capital fluctuations. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.
Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):	(in millions)
Operating activities	$557	$766
Investing activities	(716)	(404)
Financing activities	222	(164)
Effect of exchange rate changes on cash	3	(4)
Net increase in cash and cash equivalents	66	194
Cash and cash equivalents at beginning of the period	213	215
Cash and cash equivalents at end of the period	$279	$409
Operating Cash Flows
Net cash provided by operating activities decreased $209 million to $557 million in the three months ended March 31, 2016 compared to the same period in 2015, driven mostly by changes in working capital and lower earnings.
Investing Cash Flows
Net cash used in investing activities increased $312 million to $716 million in the three months ended March 31, 2016 compared to the same period in 2015. This change was driven mainly by an increase in capital and investment expenditures.

	Three Months Ended March 31,
	2016	2015
Capital and Investment Expenditures	(in millions)
Spectra Energy Partners	$495	$255
Distribution	125	89
Western Canada Transmission & Processing	62	45
Total reportable segments	682	389
Other	9	14
Total consolidated	$691	$403
Capital and investment expenditures for the three months ended March 31, 2016 consisted of $603 million for expansion projects and $88 million for maintenance.
We project 2016 capital and investment expenditures of approximately $4.2 billion, consisting of approximately $2.7 billion for Spectra Energy Partners, $0.9 billion for Distribution and $0.6 billion for Western Canada Transmission & Processing. Total projected 2016 capital and investment expenditures include approximately $3.6 billion of expansion capital expenditures and $0.6 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. These projections exclude contributions from noncontrolling interests.

Financing Cash Flows and Liquidity
Net cash provided by financing activities increased $386 million to $222 million for the three months ended March 31, 2016 compared to the same period in 2015. This change was driven by:

•	commercial paper issuances of $185 million in 2016, compared to commercial paper redemptions of $952 million in 2015 and

•	$368 million from Spectra Energy's common stock issuance proceeds in 2016, partially offset by

•	$176 million redemption of long-term debt in 2016, compared to $994 million of net proceeds from issuance of long-term debt in 2015.
Spectra Energy Common Stock Issuances. On March 1, 2016, we entered into an equity distribution agreement under which we may sell and issue common stock up to an aggregate offering price of $500 million. The equity distribution agreement allows us to offer and sell common stock at prices deemed appropriate through sales agents. Sales of common stock under the equity distribution agreement will be made by means of ordinary brokers’ transactions through the facilities of the NYSE, in block transactions, or as otherwise agreed upon by one or more of the sales agents and us. We intend to use the net proceeds from sales under this at-the-market program for general corporate purposes, including investments in subsidiaries to fund capital expenditures. We issued approximately 12.3 million of common shares to the public under this program, for total net proceeds of $367 million through March 31, 2016. In 2016, Spectra Energy has issued approximately 12.9 million of common shares to the public, for total net proceeds of $383 million through its at-the-market program.
In April 2016, we issued 16.1 million common shares to the public for net proceeds of approximately $479 million. Net proceeds from the offering were used to purchase approximately 10.4 million common units in SEP. SEP intends to use the proceeds from our unit purchase for general corporate purposes, including the funding of its current expansion capital plan. Following the purchase of the common units from SEP, our ownership percentage increased to 78%.
SEP Common Unit Issuances. During the three months ended March 31, 2016, SEP issued 1.7 million common units to the public under its at-the-market program and approximately 35,000 general partner units to Spectra Energy. Total net proceeds to SEP were $82 million (net proceeds to Spectra Energy were $80 million). In connection with the issuances of the units, a $12 million gain ($8 million net of tax) to Additional Paid-in Capital and a $68 million increase in Equity—Noncontrolling Interests were recorded during the three months ended March 31, 2016. The issuances decreased Spectra Energy’s ownership in SEP from 78% to 77% at March 31, 2016. In 2016, SEP has issued 2.2 million common units to the public and approximately 45,000 general partner units to Spectra Energy, for total net proceeds to SEP of $105 million (net proceeds to Spectra Energy were $103 million) through its at-the-market program.
Available Credit Facilities and Restrictive Debt Covenants. See Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants.
The terms of our Spectra Capital credit agreement and term loan require our consolidated debt-to-total-capitalization ratio, as defined in the agreements, to be 65% or lower. Per the terms of the agreements, collateralized debt is excluded from the calculation of the ratio. This ratio was 58.2% at March 31, 2016. Our equity and, as a result, this ratio, is sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations. Based on the strength of our total capitalization as of March 31, 2016, however, it is not likely that a material adverse effect would occur as a result of a weakened Canadian dollar.
Dividends. Our near-term objective is to increase our cash dividend by $0.14 per share, per year, through 2018. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. We declared a quarterly cash dividend of $0.405 per common share on April 26, 2016 payable on June 7, 2016 to shareholders of record at the close of business on May 13, 2016.
Other Financing Matters. Spectra Energy Corp, Spectra Capital and SEP have effective shelf registration statements on file with the SEC to register the issuance of unlimited amounts of various equity and debt securities. SEP also has $863 million available as of March 31, 2016 for the issuance of limited partner common units under another effective shelf registration statement on file with the SEC related to its at-the-market program. Westcoast and Union Gas have an aggregate 1.7 billion Canadian dollars (approximately $1.3 billion) available as of March 31, 2016 for the issuance of debt securities in the Canadian market under their medium term note shelf prospectuses.

On March 18, 2016, Westcoast filed a new 1 billion Canadian dollar short form base shelf prospectus, which provides for the issuance of first preferred shares. As of the date of this filing, Westcoast has 1 billion Canadian dollars (approximately $769 million) available for the issuance of preferred shares under this prospectus, which expires on April 18, 2018.
OTHER ISSUES
New Accounting Pronouncements. See Note 21 of Notes to Condensed Consolidated Financial Statements for discussion.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Our exposure to market risk is described in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015. We believe our exposure to market risk has not changed materially since then.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2016 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings, including regulatory and environmental matters, see Notes 3 and 15 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 which could materially affect our financial condition or future results. There have been no material changes to those risk factors.

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

(a) Exhibits

Exhibit Number

*10.1	Form of Stock Option Agreement (2016) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan.

*10.2	Form of Performance Award Agreement (2016) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan.

*10.3	Form of Phantom Stock Award Agreement (2016) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan.

*10.4	Form of Phantom Stock Award Agreement (2016) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan.

*10.5	Form of Phantom Stock Award Agreement (2016) pursuant to the Spectra Energy Corp 2007 Long-Term Incentive Plan.

*10.6	First Amendment, dated March 15, 2016, to Form of Change in Control Agreement (U.S.) (filed as Exhibit No. 10.11 to Form 10-K of Spectra Energy Corp for the year ended December 31, 2011).

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

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

SPECTRA ENERGY CORP

Date: May 5, 2016	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer

Date: May 5, 2016	/s/ J. Patrick Reddy
J. Patrick Reddy
Chief Financial Officer