Form 10-Q
period 2016-06-30
Spectra Energy Corp.
filed 2016-08-03
CIK 1373835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.001 par value, outstanding as of June 30, 2016: 701,100,679

SPECTRA ENERGY CORP
FORM 10-Q FOR THE QUARTER ENDED
June 30, 2016

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
SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues
Transportation, storage and processing of natural gas	$810	$802	$1,634	$1,644
Distribution of natural gas	228	238	639	845
Sales of natural gas liquids	12	31	53	97
Transportation of crude oil	88	90	173	174
Other	21	31	44	55
Total operating revenues	1,159	1,192	2,543	2,815
Operating Expenses
Natural gas and petroleum products purchased	101	119	351	551
Operating, maintenance and other	392	389	733	743
Depreciation and amortization	196	193	389	386
Property and other taxes	99	85	205	188
Total operating expenses	788	786	1,678	1,868
Operating Income	371	406	865	947
Other Income and Expenses
Earnings (loss) from equity investments	16	(189)	49	(165)
Other income and expenses, net	39	22	71	42
Total other income and expenses	55	(167)	120	(123)
Interest Expense	153	166	304	325
Earnings Before Income Taxes	273	73	681	499
Income Tax Expense (Benefit)	52	(7)	150	94
Net Income	221	80	531	405
Net Income—Noncontrolling Interests	72	62	148	120
Net Income—Controlling Interests	$149	$18	$383	$285
Common Stock Data
Weighted-average shares outstanding
Basic	699	671	687	671
Diluted	701	672	688	672
Earnings per share
Basic and diluted	$0.21	$0.03	$0.56	$0.42
Dividends per share	$0.405	$0.37	$0.81	$0.74

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$221	$80	$531	$405
Other comprehensive income (loss):
Foreign currency translation adjustments	50	87	351	(405)
Pension and benefits impact (net of taxes of $2, $2, $4 and $5, respectively)	4	7	9	13
Other	3	(1)	2	—
Total other comprehensive income (loss)	57	93	362	(392)
Total Comprehensive Income, net of tax	278	173	893	13
Less: Comprehensive Income—Noncontrolling Interests	75	64	155	114
Comprehensive Income (Loss)—Controlling Interests	$203	$109	$738	$(101)

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30, 2016	December 31, 2015
ASSETS

Current Assets
Cash and cash equivalents	$240	$213
Receivables, net	708	806
Inventory	185	307
Assets held for sale	225	—
Fuel tracker	33	41
Other	246	281
Total current assets	1,637	1,648

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	2,657	2,592
Goodwill	4,217	4,154
Other	373	310
Total investments and other assets	7,247	7,056

Property, Plant and Equipment
Cost	32,003	29,843
Less accumulated depreciation and amortization	7,296	6,925
Net property, plant and equipment	24,707	22,918

Regulatory Assets and Deferred Debits	1,456	1,301

Total Assets	$35,047	$32,923

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per-share amounts)

	June 30, 2016	December 31, 2015
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$709	$511
Commercial paper	1,113	1,112
Taxes accrued	80	78
Interest accrued	181	179
Current maturities of long-term debt	68	652
Liabilities held for sale	56	—
Other	579	860
Total current liabilities	2,786	3,392

Long-term Debt	13,584	12,892

Deferred Credits and Other Liabilities
Deferred income taxes	5,694	5,445
Regulatory and other	1,421	1,323
Total deferred credits and other liabilities	7,115	6,768

Commitments and Contingencies

Preferred Stock of Subsidiaries	339	339

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 701 million and 671 million shares outstanding at June 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	5,944	5,053
Retained earnings	1,567	1,741
Accumulated other comprehensive income (loss)	86	(269)
Total controlling interests	7,598	6,526
Noncontrolling interests	3,625	3,006
Total equity	11,223	9,532

Total Liabilities and Equity	$35,047	$32,923

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$531	$405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	397	393
Deferred income tax expense	131	25
(Earnings) loss from equity investments	(49)	165
Distributions from equity investments	52	93
Other	177	375
Net cash provided by operating activities	1,239	1,456
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,520)	(989)
Investments in and loans to unconsolidated affiliates	(112)	(34)
Purchase of intangible, net	(40)	—
Purchases of held-to-maturity securities	(346)	(329)
Proceeds from sales and maturities of held-to-maturity securities	364	344
Purchases of available-for-sale securities	(329)	—
Proceeds from sales and maturities of available-for-sale securities	330	1
Distributions from equity investments	45	35
Distribution to equity investment	(148)	—
Other changes in restricted funds	11	(6)
Other	1	2
Net cash used in investing activities	(1,744)	(976)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	382	994
Payments for the redemption of long-term debt	(619)	(39)
Net decrease in commercial paper	(23)	(1,030)
Distributions to noncontrolling interests	(114)	(93)
Contributions from noncontrolling interests	278	90
Proceeds from the issuances of Spectra Energy common stock	868	—
Proceeds from the issuances of Spectra Energy Partners, LP common units	321	180
Dividends paid on common stock	(557)	(499)
Other	(8)	(9)
Net cash provided by (used in) financing activities	528	(406)
Effect of exchange rate changes on cash	4	(2)
Net increase in cash and cash equivalents	27	72
Cash and cash equivalents at beginning of period	213	215
Cash and cash equivalents at end of period	$240	$287
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$317	$197

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
				Foreign Currency Translation Adjustments	Other	Noncontrolling Interests	Total
December 31, 2015	$1	$5,053	$1,741	$79	$(348)	$3,006	$9,532
Net income	—	—	383	—	—	148	531
Other comprehensive income	—	—	—	346	9	7	362
Dividends on common stock	—	—	(557)	—	—	—	(557)
Stock-based compensation	—	10	—	—	—	—	10
Distributions to noncontrolling interests	—	—	—	—	—	(116)	(116)
Contributions from noncontrolling interests	—	—	—	—	—	278	278
Spectra Energy common stock issued	—	868	—	—	—	—	868
Spectra Energy Partners, LP common units issued	—	15	—	—	—	297	312
Other, net	—	(2)	—	—	—	5	3
June 30, 2016	$1	$5,944	$1,567	$425	$(339)	$3,625	$11,223

December 31, 2014	$1	$4,956	$2,541	$1,016	$(354)	$2,238	$10,398
Net income	—	—	285	—	—	120	405
Other comprehensive income (loss)	—	—	—	(399)	13	(6)	(392)
Dividends on common stock	—	—	(498)	—	—	—	(498)
Stock-based compensation	—	6	—	—	—	—	6
Distributions to noncontrolling interests	—	—	—	—	—	(93)	(93)
Contributions from noncontrolling interests	—	—	—	—	—	90	90
Spectra Energy common stock issued	—	1	—	—	—	—	1
Spectra Energy Partners, LP common units issued	—	25	—	—	—	139	164
Other, net	—	2	1	—	—	(5)	(2)
June 30, 2015	$1	$4,990	$2,329	$617	$(341)	$2,483	$10,079

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
Western Canada Transmission & Processing provides transmission of natural gas, natural gas gathering and processing services, and NGL extraction, fractionation, transportation, storage and marketing to customers in western Canada, the northern tier of the U.S. and the Maritime Provinces in Canada. This segment conducts business mostly through BC Pipeline, BC Field Services, Empress NGL operations (Empress), Canadian Midstream, and Maritimes & Northeast Pipeline Limited Partnership (M&N Canada). BC Pipeline, BC Field Services and M&N Canada operations are primarily subject to the rules and regulations of the NEB. See Note 8 for additional discussion of Empress.
Field Services gathers, compresses, treats, processes, transports, stores and sells natural gas, produces, fractionates, transports, stores and sells NGLs, recovers and sells condensate, and trades and markets natural gas and NGLs. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by Phillips 66. DCP Midstream gathers raw natural gas through gathering systems connecting to several interstate and intrastate natural gas and NGL pipeline systems, one natural gas storage facility and one NGL storage facility. DCP Midstream operates in a diverse number of regions, including the Permian Basin, Eagle Ford, Niobrara/DJ Basin and the Midcontinent. DCP Midstream Partners, LP (DCP Partners) is a publicly traded master limited partnership, of which DCP Midstream acts as general partner. As of June 30, 2016, DCP Midstream had an approximate 21% ownership interest in DCP Partners, including DCP Midstream’s limited partner and general partner interests.
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

Business Segment Data

Condensed Consolidated Statements of Operations
	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/ Consolidated Earnings before Income Taxes
	(in millions)
Three Months Ended June 30, 2016
Spectra Energy Partners	$618	$—	$618	$78	$471
Distribution	284	—	284	47	104
Western Canada Transmission & Processing	254	4	258	59	97
Field Services	—	—	—	—	(14)
Total reportable segments	1,156	4	1,160	184	658
Other	3	16	19	12	(36)
Eliminations	—	(20)	(20)	—	—
Depreciation and amortization	—	—	—	—	196
Interest expense	—	—	—	—	153
Total consolidated	$1,159	$—	$1,159	$196	$273

Three Months Ended June 30, 2015
Spectra Energy Partners	$603	$—	$603	$72	$478
Distribution	290	—	290	45	98
Western Canada Transmission & Processing	297	7	304	63	104
Field Services	—	—	—	—	(233)
Total reportable segments	1,190	7	1,197	180	447
Other	2	15	17	13	(12)
Eliminations	—	(22)	(22)	—	—
Depreciation and amortization	—	—	—	—	193
Interest expense	—	—	—	—	166
Interest income and other (a)	—	—	—	—	(3)
Total consolidated	$1,192	$—	$1,192	$193	$73

Six Months Ended June 30, 2016
Spectra Energy Partners	$1,242	$—	$1,242	$155	$944
Distribution	749	—	749	91	274
Western Canada Transmission & Processing	548	15	563	117	220
Field Services	—	—	—	—	(11)
Total reportable segments	2,539	15	2,554	363	1,427
Other	4	32	36	26	(55)
Eliminations	—	(47)	(47)	—	—
Depreciation and amortization	—	—	—	—	389
Interest expense	—	—	—	—	304
Interest income and other (a)	—	—	—	—	2
Total consolidated	$2,543	$—	$2,543	$389	$681

Six Months Ended June 30, 2015
Spectra Energy Partners	$1,209	$—	$1,209	$146	$933
Distribution	952	—	952	90	290
Western Canada Transmission & Processing	650	24	674	125	265
Field Services	—	—	—	—	(250)
Total reportable segments	2,811	24	2,835	361	1,238
Other	4	31	35	25	(27)
Eliminations	—	(55)	(55)	—	—
Depreciation and amortization	—	—	—	—	386
Interest expense	—	—	—	—	325
Interest income and other (a)	—	—	—	—	(1)
Total consolidated	$2,815	$—	$2,815	$386	$499
___________________________________

(a)	Includes foreign currency transaction gains and losses related to segment EBITDA.

3. Regulatory Matters
Union Gas. In December 2015, Union Gas filed an application with the OEB for the disposition of the 2014 demand side management (DSM) deferral and variance account balances. As a result of this application, Union Gas has a receivable from customers of approximately $9 million as of June 30, 2016 and $8 million as of December 31, 2015, which is reflected as Current Assets—Other on the Condensed Consolidated Balance Sheets. In June 2016, the OEB approved Union Gas' application as filed and Union Gas will begin to recover the receivable from ratepayers effective October 1, 2016.
In March 2016, Union Gas filed a Draft Rate Order with the OEB for rates effective January 1, 2016 based on the OEB's February 24, 2016 updated Decision and Order on the 2015-2020 DSM Plan. In May 2016, a decision from the OEB was received approving recovery from ratepayers of approximately $19 million effective January 1, 2016 with an implementation date of July 1, 2016.
In April 2016, Union Gas filed an application with the OEB for the annual disposition of the 2015 deferral account balances. As a result, Union Gas has a net receivable from customers of approximately $18 million as of June 30, 2016 and December 31, 2015, which is primarily reflected as Current Assets—Other on the Condensed Consolidated Balance Sheets. Union Gas filed a Settlement Proposal with the OEB in July 2016 reflecting a full settlement on all issues in the proceeding. Union Gas is proposing to implement the disposition of the balances on October 1, 2016. A decision from the OEB is expected later this year.
4. Income Taxes
Income tax expense was $52 million for the three months ended June 30, 2016, compared to an income tax benefit of $7 million for the same period in 2015. Income tax expense was $150 million for the six months ended June 30, 2016, compared to $94 million for the same period in 2015. The higher tax expense for both periods was primarily due to the $72 million tax impact of the loss on investment due to the partial impairment of goodwill at DCP Midstream in 2015, partially offset by tax rate changes in 2016.
The effective income tax rate was 19% for the three months ended June 30, 2016, compared to negative 10% for the same period in 2015. The effective income tax rate was 22% for the six months ended June 30, 2016, compared to 19% for the same period in 2015. The higher effective income tax rate for both periods was primarily due to the $72 million tax impact of the loss on investment due to the partial impairment of goodwill at DCP Midstream in 2015, partially offset by tax rate changes in 2016.
There was a $7 million increase in unrecognized tax benefits recorded during the six months ended June 30, 2016. Although uncertain, we believe it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $30 million to $40 million prior to June 30, 2017 due to audit settlements and statute of limitations expirations.
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
The following table presents our basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except per-share amounts)
Net income—controlling interests	$149	$18	$383	$285
Weighted-average common shares outstanding
Basic	699	671	687	671
Diluted	701	672	688	672
Basic and diluted earnings per common share (a)	$0.21	$0.03	$0.56	$0.42
___________________
(a)    Quarterly earnings per share amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding.

6. Accumulated Other Comprehensive Income (Loss)
The following table presents the net of tax changes in Accumulated Other Comprehensive Income (AOCI) by component, excluding amounts attributable to noncontrolling interests:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefit Plan Obligations	Gas Purchase Contract Hedges	Other	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
March 31, 2016	$376	$(341)	$—	$(3)	$32
Other AOCI activity	49	4	—	1	54
June 30, 2016	$425	$(337)	$—	$(2)	$86

March 31, 2015	$532	$(345)	$—	$(2)	$185
Other AOCI activity	85	7	—	(1)	91
June 30, 2015	$617	$(338)	$—	$(3)	$276

December 31, 2015	$79	$(346)	$(3)	$1	$(269)
Other AOCI activity	346	9	3	(3)	355
June 30, 2016	$425	$(337)	$—	$(2)	$86

December 31, 2014	$1,016	$(351)	$(3)	$—	$662
Other AOCI activity	(399)	13	3	(3)	(386)
June 30, 2015	$617	$(338)	$—	$(3)	$276
7. Inventory
Inventory consists of natural gas and NGLs held in storage for transmission and processing, and also includes materials and supplies. In the second quarter of 2016, Westcoast Energy Inc. (Westcoast) entered into a definitive agreement to sell its ownership interest in Empress which resulted in NGLs being reclassified out of Inventory to Assets Held for Sale on the Condensed Consolidated Balance Sheet as of June 30, 2016. See Note 8 for further discussion. Natural gas inventories primarily relate to the Distribution segment in Canada and are valued at costs approved by the OEB. The difference between the approved price and the actual cost of gas purchased is recorded as either a receivable or a current liability, as appropriate, for future disposition with customers, subject to approval by the OEB. The remaining inventory is recorded at the lower of cost or market, primarily using average cost. The components of inventory are as follows:

	June 30, 2016	December 31, 2015
	(in millions)
Natural gas	$115	$217
NGLs	—	23
Materials and supplies	70	67
Total inventory	$185	$307

8. Assets Held for Sale
On April 2, 2016, Westcoast entered into a definitive agreement to sell its ownership interest in Empress for a cash purchase price of approximately 200 million Canadian dollars plus customary closing adjustments. This transaction is expected to close in the second half of 2016. The associated assets and liabilities are included in the Western Canada Transmission & Processing segment and classified as Assets Held for Sale and Liabilities Held for Sale, respectively, on the Condensed Consolidated Balance Sheet as of June 30, 2016.
As these assets are classified as held for sale, we evaluated the book value compared to the lower of the carrying amounts or fair value less costs to sell. As of June 30, 2016, we determined that the fair value less costs to sell exceeded the carrying amount of the assets held for sale, therefore, no adjustment to book value was necessary. The carrying amounts of the assets and liabilities classified as Assets Held for Sale and Liabilities Held for Sale on our Condensed Consolidated Balance Sheet are as follows:

June 30, 2016
(in millions)
Assets Held for Sale
Cash and cash equivalents	$7
Receivables, net	8
Inventory	28
Current assets—other	7
Investments and other assets—other	11
Net property, plant and equipment	164
Total assets held for sale	$225
Liabilities Held for Sale
Accounts payable	$9
Taxes accrued	1
Current liabilities—other	6
Deferred credits and other liabilities—deferred income taxes	28
Deferred credits and other liabilities—regulatory and other	12
Total liabilities held for sale	$56
9. Investments in and Loans to Unconsolidated Affiliates
Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues	$1,586	$1,869	$3,013	$3,912
Operating expenses	1,592	2,332	2,957	4,323
Operating income (loss)	(6)	(463)	56	(411)
Net income (loss)	(16)	(491)	32	(497)
Net income (loss) attributable to members’ interests	(29)	(466)	(18)	(503)
DCP Partners issues, from time to time, limited partner units to the public, which are recorded by DCP Midstream directly to its equity. Our proportionate share of gains from those issuances, totaled $2 million during the six months ended June 30, 2015 and is reflected in Earnings (Loss) From Equity Investments in the Condensed Consolidated Statement of Operations.
During the second quarter of 2015 DCP Midstream recognized a $427 million partial goodwill impairment, which reduced our equity earnings from DCP Midstream by $122 million after-tax. DCP Midstream finalized the calculation of their goodwill impairment in the third quarter of 2015.

Related Party Transactions
During the third quarter of 2015, Gulfstream Natural Gas System, LLC (Gulfstream) issued unsecured debt of $800 million to fund the repayment of its current debt. Gulfstream distributed $396 million, our proportionate share of proceeds, to us of which we contributed $248 million back to Gulfstream in the fourth quarter of 2015 and the remaining $148 million, classified as Cash Flows from Investing Activities—Distribution to Equity Investment, in the second quarter of 2016.
10. Variable Interest Entities
Sabal Trail. On April 1, 2016, NextEra Energy, Inc. (NextEra) purchased a 9.5% interest in Sabal Trail Transmission, LLC (Sabal Trail) from SEP. Consideration for this transaction consisted of approximately $110 million cash, $102 million of which is classified as Cash Flows from Financing Activities—Contributions from Noncontrolling Interests. See Note 11 for additional information related to this transaction. As of June 30, 2016, we have an effective 38.3% ownership interest in Sabal Trail through our ownership of SEP. Sabal Trail is a joint venture that is constructing a natural gas pipeline to transport natural gas to Florida. Sabal Trail is a variable interest entity (VIE) due to insufficient equity at risk to finance its activities. We determined that we are the primary beneficiary because we direct the activities of Sabal Trail that most significantly impact its economic performance and we consolidate Sabal Trail in our financial statements. The current estimate of the total remaining construction cost is approximately $1.8 billion.
The following summarizes assets and liabilities for Sabal Trail as of June 30, 2016 and December 31, 2015:

Condensed Consolidated Balance Sheets Caption	June 30, 2016	December 31, 2015
	(in millions)
Assets
Current assets	$114	$118
Net property, plant and equipment	1,184	773
Regulatory assets and deferred debits	41	25
Total Assets	$1,339	$916
Liabilities and Equity
Current liabilities	$90	$84
Equity	1,249	832
Total Liabilities and Equity	$1,339	$916
Nexus. We have an effective 38.3% ownership interest in Nexus Gas Transmission, LLC (Nexus) through our ownership of SEP. Nexus is a joint venture that is constructing a natural gas pipeline from Ohio to Michigan and continuing on to Ontario, Canada. Nexus is a VIE due to insufficient equity at risk to finance its activities. We determined that we are not the primary beneficiary because the power to direct the activities of Nexus that most significantly impact its economic performance is shared. Nexus is accounted for under the equity method. Our maximum exposure to loss is $1.0 billion. We have an investment in Nexus of $205 million and $90 million as of June 30, 2016 and December 31, 2015, respectively, classified as Investments in and Loans to Unconsolidated Affiliates on our Condensed Consolidated Balance Sheets.
11. Intangible Asset
During the first quarter of 2016 SEP entered into a project coordination agreement (PCA) with NextEra, Duke Energy Corporation (Duke Energy) and Williams Partners L.P. In accordance with the agreement, payments will be made, based on SEP’s proportional ownership interest in Sabal Trail, as certain milestones of the project are met. During the first quarter of 2016, the first milestone was achieved and paid, consisting of $48 million. On April 1, 2016, NextEra purchased an additional 9.5% interest in Sabal Trail from SEP, reducing SEP’s ownership interest in Sabal Trail to 50%. Upon purchase of the additional ownership interest, NextEra reimbursed SEP $8 million for NextEra’s proportional share of the first milestone payment, which reduced SEP’s total milestone payments to $40 million as of June 30, 2016, both of which are classified as Cash Flows from Investing Activities—Purchase of Intangible, Net. This PCA is an intangible asset and is classified as Investments and Other Assets—Other on our Condensed Consolidated Balance Sheet. The intangible asset will be amortized over a period of 25 years beginning at the time of in-service of Sabal Trail, which is expected to occur during the first half of 2017.

12. Goodwill
We perform our goodwill impairment test annually and evaluate goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. We completed our annual goodwill impairment test as of April 1, 2016 and no impairments were identified.
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
See Note 9 for discussion related to the 2015 partial impairment of goodwill recognized by DCP Midstream.
13. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, bankers acceptances, corporate debt securities, Canadian equity securities, treasury bills and money market funds in the U.S. and Canada. We do not purchase marketable securities for speculative purposes; therefore we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for insurance purposes, capital expenditures and NEB regulatory requirements, so these investments are classified as available-for-sale (AFS) marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.
AFS Securities. AFS Securities are as follows:

	Estimated Fair Value
	June 30, 2016	December 31, 2015
	(in millions)
Corporate debt securities (a)	$15	$31
Canadian equity securities (b)	15	—
Total available-for-sale securities	$30	$31
___________________________________

(a)	Amounts related to certain construction projects.

(b)
Amounts related to restricted funds held and collected from customers of Western Canada Transmission & Processing and Express-Platte for Canadian pipeline abandonment in accordance with the NEB’s regulatory requirements.

Our AFS securities are classified on the Condensed Consolidated Balance Sheets as follows:

	Estimated Fair Value
	June 30, 2016	December 31, 2015
	(in millions)
Restricted funds
Investments and other assets—other	$24	$11
Non-restricted funds
Current assets—other	6	20
Total available-for-sale securities	$30	$31

At June 30, 2016, the weighted-average contractual maturity of outstanding AFS securities was less than one year.
There were no material gross unrealized holding gains or losses associated with investments in AFS securities at June 30, 2016 or December 31, 2015.
HTM Securities. HTM securities are as follows:

		Estimated Fair Value
Description	Condensed Consolidated Balance Sheets Caption	June 30, 2016	December 31, 2015
		(in millions)
Bankers acceptances	Current assets—other	$28	$30
Canadian government securities	Current assets—other	25	24
Money market funds	Current assets—other	3	3
Canadian government securities	Investments and other assets—other	54	50
Bankers acceptances	Investments and other assets—other	—	12
Total held-to-maturity securities		$110	$119
All of our HTM securities are restricted funds pursuant to certain M&N Canada and Express-Platte (our crude oil pipeline system) debt agreements. The funds restricted for M&N Canada, plus future cash from operations that would otherwise be available for distribution to the partners of M&N Canada, are required to be placed in escrow until the balance in escrow is sufficient to fund all future debt service on the M&N Canada 6.90% senior secured notes. There are sufficient funds held in escrow to fund all future debt service on these M&N Canada notes as of June 30, 2016.
At June 30, 2016, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at June 30, 2016 or December 31, 2015.
Other Restricted Funds. In addition to the portions of the AFS and HTM securities that were restricted as described above, we had other restricted funds totaling $12 million at June 30, 2016 and $11 million at December 31, 2015 classified as Current Assets—Other on the Condensed Consolidated Balance Sheets. These restricted funds are related to additional amounts for insurance. We also had other restricted funds totaling $26 million at June 30, 2016 and $38 million at December 31, 2015 classified as Investments and Other Assets—Other on the Condensed Consolidated Balance Sheets. Included in these restricted funds are $16 million and $24 million at June 30, 2016 and December 31, 2015, respectively, related to funds held and collected from customers of Western Canada Transmission & Processing and Express-Platte for Canadian pipeline abandonment in accordance with the NEB’s regulatory requirements and $10 million and $14 million, respectively, related to certain construction projects.
Changes in restricted balances are presented within Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.

14. Debt and Credit Facilities
Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Total Credit Facilities Capacity	Commercial Paper Outstanding at June 30, 2016	Available Credit Facilities Capacity
		(in millions)
Spectra Energy Capital, LLC (a)	2021	$1,000	$363	$637
SEP (b)	2021	2,500	693	1,807
Westcoast (c)	2021	310	57	253
Union Gas (d)	2021	542	—	542
Total		$4,352	$1,113	$3,239
_________

(a)
Revolving credit facility contains a covenant requiring the Spectra Energy consolidated debt-to-total capitalization ratio, as defined in the agreement, to not exceed 65%. Per the terms of the agreement, collateralized debt is excluded from the calculation of the ratio. This ratio was 56% at June 30, 2016.

(b)
Revolving credit facility contains a covenant that requires SEP to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreement, of 5.0 to 1 or less. As of June 30, 2016, this ratio was 3.5 to 1.

(c)
U.S. dollar equivalent at June 30, 2016. The revolving credit facility is 400 million Canadian dollars and contains a covenant that requires the Westcoast non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 34% at June 30, 2016.

(d)
U.S. dollar equivalent at June 30, 2016. The revolving credit facility is 700 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 66% at June 30, 2016.

On April 29, 2016, we amended the Union Gas and SEP revolving credit agreements. The Union Gas revolving credit facility was increased to 700 million Canadian dollars and the SEP revolving facility was increased to $2.5 billion. The expiration of both facilities was extended, with both facilities expiring in 2021.
On April 29, 2016, we amended the Westcoast and Spectra Energy Capital, LLC (Spectra Capital) revolving credit agreements. The expiration of both credit facilities was extended, with both facilities expiring in 2021.
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facilities. As of June 30, 2016, there were no letters of credit issued or revolving borrowings outstanding under the credit facilities.
Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2016, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
Debt Issuances. On May 31, 2016, Union Gas issued 250 million Canadian dollars (approximately $191 million as of the issuance date) of 2.81% unsecured notes due 2026 and 250 million Canadian dollars (approximately $191 million as of the issuance date) of 3.80% unsecured notes due 2046. Net proceeds from the offerings were used for repayment of short term debt and debt maturities, capital expenditures and general corporate purposes.

15. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	June 30, 2016
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$161	$—	$161	$—
Corporate debt securities	Current assets—other	6	—	6	—
Corporate debt securities	Investments and other assets—other	9	—	9	—
Interest rate swaps	Investments and other assets—other	76	—	76	—
Canadian equity securities	Investments and other assets—other	15	15	—	—
Total Assets		$267	$15	$252	$—
Commodity derivatives	Liabilities held for sale	$2	$—	$—	$2
Total Liabilities		$2	$—	$—	$2

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2015
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$137	$—	$137	$—
Corporate debt securities	Current assets—other	20	—	20	—
Commodity derivatives	Current assets—other	36	—	—	36
Commodity derivatives	Investments and other assets—other	5	—	—	5
Corporate debt securities	Investments and other assets—other	11	—	11	—
Interest rate swaps	Investments and other assets—other	37	—	37	—
Total Assets		$246	$—	$205	$41
The following presents changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Derivative assets (liabilities)
Fair value, beginning of period	$10	$49	$41	$78
Total gains (losses):
Included in earnings	(11)	3	(15)	9
Included in other comprehensive income	—	1	1	(5)
Purchases	—	2	(1)	3
Settlements	(1)	(5)	(28)	(35)
Fair value, end of period	$(2)	$50	$(2)	$50
Unrealized losses relating to instruments held at the end of the period	$(8)	$—	$(31)	$(16)
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
The derivative financial instruments reported in Level 3 at June 30, 2016 consist of NGL revenue swap contracts related to the Empress assets in Western Canada Transmission & Processing. As of June 30, 2016, we reported certain of our NGL basis swaps at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that include both observable and unobservable inputs, if the unobservable input is determined to be significant to the overall inputs, the entire valuation is categorized in Level 3. This includes derivatives valued using indicative price quotations whose contract length extends into unobservable periods.
The fair value of these NGL basis swaps is determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For these derivatives, the primary input to the valuation model is the forward commodity basis curve, which is based on observable or public data sources and extrapolated when observable prices are not available.
The significant unobservable inputs used in the fair value measurements of our Level 3 derivatives are the forward NGL basis curves, for which a significant portion of the derivative’s term is beyond available forward pricing. At June 30, 2016, a 10¢ per gallon movement in underlying forward NGL prices, primarily propane prices, would affect the estimated fair value of our NGL derivatives by $1 million. This calculated amount does not take into account any other changes to the fair value measurement calculation.
Financial Instruments
The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets.

	June 30, 2016		December 31, 2015
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	13,638	14,994	13,567	13,891
__________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes commercial paper, capital leases, unamortized items and fair value hedge carrying value adjustments.
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
During the six months ended June 30, 2016 and 2015, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.
16. Risk Management and Hedging Activities
We are exposed to the impact of market fluctuations in the prices of NGLs and natural gas purchased as a result of our investment in DCP Midstream, the ownership of the NGL marketing operations in western Canada and processing operations associated with our U.S. pipeline assets. Exposure to interest rate risk exists as a result of the issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from our Canadian operations. We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, mostly around interest rate and commodity exposures. As of April 2016, we are no longer entering into new contracts under our risk management program at Empress.

DCP Midstream manages their direct exposure to market prices separate from Spectra Energy, and utilizes various risk management strategies, including the use of commodity derivatives.
Other than the interest rate swaps and commodity derivatives as described below, we did not have significant derivatives outstanding during the six months ended June 30, 2016.
Interest Rate Swaps
At June 30, 2016, we had “pay floating—receive fixed” interest rate swaps outstanding with a total notional amount of $2 billion to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.
Information about our interest rate swaps that had netting or rights of offset arrangements are as follows:

	June 30, 2016			December 31, 2015
	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount
Description	(in millions)
Assets	$76	$—	$76	$37	$—	$37
Commodity Derivatives
At June 30, 2016, we had commodity mark-to-market derivatives outstanding with a total notional amount of 110 million gallons at Empress. The longest dated commodity derivative contract we currently have expires in 2018.
Information about our commodity derivatives that had netting or rights of offset arrangements are as follows:

	June 30, 2016			December 31, 2015
	Gross Amounts	Gross Amounts Offset	Net Amount Presented in the Condensed Consolidated Balance Sheet	Gross Amounts	Gross Amounts Offset	Net Amount Presented in the Condensed Consolidated Balance Sheet
Description	(in millions)
Assets	$61	$61	$—	$104	$63	$41
Liabilities	63	61	2	63	63	—
Substantially all of our commodity derivative agreements outstanding at June 30, 2016 and December 31, 2015 have provisions that require collateral to be posted in the amount of the net liability position if one of our credit ratings falls below investment grade.
Information regarding the impacts of commodity derivatives on our Condensed Consolidated Statements of Operations are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	Condensed Consolidated Statements of Operations Caption	2016	2015	2016	2015
		(in millions)
Commodity derivatives	Sales of natural gas liquids	$(11)	$5	$(16)	$12
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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of June 30, 2016 or December 31, 2015 related to litigation.
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
We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-100%-owned entities. In connection with our spin-off from Duke Energy in 2007, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of June 30, 2016 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these outstanding performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.
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

As of June 30, 2016, the amounts recorded for the guarantees and indemnifications described above are not material, both individually and in the aggregate.
19. Issuances of Common Stock
On March 1, 2016, we entered into an equity distribution agreement under which we may sell and issue common stock up to an aggregate offering price of $500 million. The equity distribution agreement allows us to offer and sell common stock at prices deemed appropriate through sales agents. Sales of common stock under the equity distribution agreement will be made by means of ordinary brokers’ transactions through the facilities of the New York Stock Exchange (NYSE), in block transactions, or as otherwise agreed upon by one or more of the sales agents and us. We intend to use the net proceeds from sales under this at-the-market program for general corporate purposes, including investments in subsidiaries to fund capital expenditures. We issued approximately 12.9 million of common shares to the public under this program, for total net proceeds of $383 million through June 30, 2016.
In April 2016, we issued 16.1 million common shares to the public for net proceeds of approximately $479 million. Net proceeds from the offering were used to purchase approximately 10.4 million common units in SEP. SEP intends to use the proceeds from our unit purchase for general corporate purposes, including the funding of its current expansion capital plan.
20. Issuances of SEP Units
During the six months ended June 30, 2016, SEP issued 7.0 million common units to the public under its at-the-market program and approximately 143,000 general partner units to Spectra Energy. Total net proceeds to SEP were $327 million (net proceeds to Spectra Energy were $321 million).
In April 2016, SEP issued 10.4 million common units and 0.2 million general partner units to Spectra Energy in a private placement transaction. See Note 19 for further discussion.
In connection with the issuances of the units, a $23 million gain ($15 million net of tax) to Additional Paid-in Capital and a $297 million increase in Equity—Noncontrolling Interests were recorded during the six months ended June 30, 2016. The issuances decreased Spectra Energy’s ownership in SEP from 78% to 77% at June 30, 2016.
The following table presents the effects of the issuances of SEP units:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net income—controlling interests	$149	$18	$383	$285
Increase in additional paid-in capital resulting from issuances of SEP units	7	19	15	25
Total net income—controlling interests and changes in equity—controlling interests	$156	$37	$398	$310
21. Employee Benefit Plans
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
Our policy is to fund our retirement plans, where applicable, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions of $11 million to our U.S. retirement plans in both of the six months ended June 30, 2016 and 2015. We made total contributions to the Canadian DC and DB plans of $13 million in the six months ended June 30, 2016 and $16 million in the same period in 2015. We anticipate that we will make total contributions of approximately $22 million to the U.S. plans and approximately $26 million to the Canadian plans in 2016.

Qualified and Non-Qualified Pension Plans—Components of Net Periodic Pension Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
U.S.
Service cost benefit earned	$5	$5	$10	$10
Interest cost on projected benefit obligation	6	6	12	12
Expected return on plan assets	(10)	(11)	(20)	(21)
Amortization of loss	2	3	4	5
Net periodic pension cost	$3	$3	$6	$6

Canada
Service cost benefit earned	$7	$8	$15	$16
Interest cost on projected benefit obligation	12	11	22	22
Expected return on plan assets	(16)	(17)	(32)	(34)
Amortization of loss	4	6	9	13
Amortization of prior service cost	1	1	1	1
Net periodic pension cost	$8	$9	$15	$18
Other Post-Retirement Benefit Plans. We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.
Other Post-Retirement Benefit Plans—Components of Net Periodic Benefit Cost

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
U.S.
Interest cost on accumulated post-retirement benefit obligation	$2	$2	$4	$4
Expected return on plan assets	(1)	(2)	(2)	(3)
Net periodic other post-retirement benefit cost	$1	$—	$2	$1

Canada
Service cost benefit earned	$—	$1	$1	$2
Interest cost on accumulated post-retirement benefit obligation	1	1	2	2
Net periodic other post-retirement benefit cost	$1	$2	$3	$4
Retirement/Savings Plan. In addition to the retirement plans described above, we also have defined contribution employee savings plans available to both U.S. and Canadian employees. Employees may participate in a matching contribution where we match a certain percentage of before-tax employee contributions of up to 6% of eligible pay per pay period for U.S. employees and up to 5% of eligible pay per pay period for Canadian employees. We expensed pre-tax employer matching contributions of $4 million in both of the three months ended June 30, 2016 and 2015, and $7 million in both of the six months ended June 30, 2016 and 2015 for U.S. employees. We expensed pre-tax employer matching contributions of $3 million and $2 million in the three months ended June 30, 2016 and 2015, respectively, and $6 million and $5 million in the six months ended June 30, 2016 and 2015, respectively, for Canadian employees.

22. Condensed Consolidating Financial Information
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

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2016
Total operating revenues	$—	$—	$1,159	$—	$1,159
Total operating expenses	2	1	785	—	788
Operating income (loss)	(2)	(1)	374	—	371
Earnings from equity investments	—	—	16	—	16
Equity in earnings of consolidated subsidiaries	144	261	—	(405)	—
Other income and expenses, net	(2)	—	41	—	39
Interest expense	—	61	92	—	153
Earnings before income taxes	140	199	339	(405)	273
Income tax expense (benefit)	(9)	55	6	—	52
Net income	149	144	333	(405)	221
Net income—noncontrolling interests	—	—	72	—	72
Net income—controlling interests	$149	$144	$261	$(405)	$149

Three Months Ended June 30, 2015
Total operating revenues	$—	$—	$1,192	$—	$1,192
Total operating expenses	1	(1)	786	—	786
Operating income (loss)	(1)	1	406	—	406
Loss from equity investments	—	—	(189)	—	(189)
Equity in earnings of consolidated subsidiaries	12	62	—	(74)	—
Other income and expenses, net	2	—	20	—	22
Interest expense	—	61	105	—	166
Earnings before income taxes	13	2	132	(74)	73
Income tax expense (benefit)	(5)	(10)	8	—	(7)
Net income	18	12	124	(74)	80
Net income—noncontrolling interests	—	—	62	—	62
Net income—controlling interests	$18	$12	$62	$(74)	$18

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Six Months Ended June 30, 2016
Total operating revenues	$—	$—	$2,544	$(1)	$2,543
Total operating expenses	5	2	1,672	(1)	1,678
Operating income (loss)	(5)	(2)	872	—	865
Earnings from equity investments	—	—	49	—	49
Equity in earnings of consolidated subsidiaries	371	653	—	(1,024)	—
Other income and expenses, net	(2)	—	73	—	71
Interest expense	—	123	181	—	304
Earnings before income taxes	364	528	813	(1,024)	681
Income tax expense (benefit)	(19)	157	12	—	150
Net income	383	371	801	(1,024)	531
Net income—noncontrolling interests	—	—	148	—	148
Net income—controlling interests	$383	$371	$653	$(1,024)	$383

Six Months Ended June 30, 2015
Total operating revenues	$—	$—	$2,816	$(1)	$2,815
Total operating expenses	3	(1)	1,867	(1)	1,868
Operating income (loss)	(3)	1	949	—	947
Loss from equity investments	—	—	(165)	—	(165)
Equity in earnings of consolidated subsidiaries	275	483	—	(758)	—
Other income and expenses, net	—	—	42	—	42
Interest expense	—	122	203	—	325
Earnings before income taxes	272	362	623	(758)	499
Income tax expense (benefit)	(13)	87	20	—	94
Net income	285	275	603	(758)	405
Net income—noncontrolling interests	—	—	120	—	120
Net income—controlling interests	$285	$275	$483	$(758)	$285

Spectra Energy Corp
Condensed Consolidating Statements of Comprehensive Income
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended June 30, 2016
Net income	$149	$144	$333	$(405)	$221
Other comprehensive income	1	—	56	—	57
Total comprehensive income, net of tax	150	144	389	(405)	278
Less: comprehensive income—noncontrolling interests	—	—	75	—	75
Comprehensive income—controlling interests	$150	$144	$314	$(405)	$203

Three Months Ended June 30, 2015
Net income	$18	$12	$124	$(74)	$80
Other comprehensive income	2	—	91	—	93
Total comprehensive income, net of tax	20	12	215	(74)	173
Less: comprehensive income—noncontrolling interests	—	—	64	—	64
Comprehensive income—controlling interests	$20	$12	$151	$(74)	$109

Six Months Ended June 30, 2016
Net income	$383	$371	$801	$(1,024)	$531
Other comprehensive income	2	—	360	—	362
Total comprehensive income, net of tax	385	371	1,161	(1,024)	893
Less: comprehensive income—noncontrolling interests	—	—	155	—	155
Comprehensive income—controlling interests	$385	$371	$1,006	$(1,024)	$738

Six Months Ended June 30, 2015
Net income	$285	$275	$603	$(758)	$405
Other comprehensive income (loss)	3	—	(395)	—	(392)
Total comprehensive income, net of tax	288	275	208	(758)	13
Less: comprehensive income—noncontrolling interests	—	—	114	—	114
Comprehensive income (loss)—controlling interests	$288	$275	$94	$(758)	$(101)

Spectra Energy Corp
Condensed Consolidating Balance Sheet
June 30, 2016
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$2	$238	$—	$240
Receivables—consolidated subsidiaries	12	—	6	(18)	—
Notes receivable—current—consolidated subsidiaries	—	—	388	(388)	—
Receivables—other	1	—	707	—	708
Other current assets	12	—	677	—	689
Total current assets	25	2	2,016	(406)	1,637
Investments in and loans to unconsolidated affiliates	—	—	2,657	—	2,657
Investments in consolidated subsidiaries	14,716	20,229	—	(34,945)	—
Advances receivable—consolidated subsidiaries	—	5,037	1,331	(6,368)	—
Notes receivable—consolidated subsidiaries	—	—	2,800	(2,800)	—
Goodwill	—	—	4,217	—	4,217
Other assets	41	46	286	—	373
Net property, plant and equipment	—	—	24,707	—	24,707
Regulatory assets and deferred debits	3	4	1,449	—	1,456
Total Assets	$14,785	$25,318	$39,463	$(44,519)	$35,047

Accounts payable	$2	$2	$705	$—	$709
Accounts payable—consolidated subsidiaries	—	15	3	(18)	—
Commercial paper	—	363	750	—	1,113
Short-term borrowings—consolidated subsidiaries	—	388	—	(388)	—
Taxes accrued	2	2	76	—	80
Current maturities of long-term debt	—	—	68	—	68
Other current liabilities	62	47	707	—	816
Total current liabilities	66	817	2,309	(406)	2,786
Long-term debt	—	2,911	10,673	—	13,584
Advances payable—consolidated subsidiaries	6,368	—	—	(6,368)	—
Notes payable—consolidated subsidiaries	—	2,800	—	(2,800)	—
Deferred credits and other liabilities	753	4,074	2,288	—	7,115
Preferred stock of subsidiaries	—	—	339	—	339
Equity
Controlling interests	7,598	14,716	20,229	(34,945)	7,598
Noncontrolling interests	—	—	3,625	—	3,625
Total equity	7,598	14,716	23,854	(34,945)	11,223
Total Liabilities and Equity	$14,785	$25,318	$39,463	$(44,519)	$35,047

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

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$383	$371	$801	$(1,024)	$531
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	397	—	397
Earnings from equity investments	—	—	(49)	—	(49)
Equity in earnings of consolidated subsidiaries	(371)	(653)	—	1,024	—
Distributions from equity investments	—	—	52	—	52
Other	(43)	216	135	—	308
Net cash provided by (used in) operating activities	(31)	(66)	1,336	—	1,239
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(1,520)	—	(1,520)
Investments in and loans to unconsolidated affiliates	—	—	(112)	—	(112)
Purchase of intangible, net	—	—	(40)	—	(40)
Purchases of held-to-maturity securities	—	—	(346)	—	(346)
Proceeds from sales and maturities of held-to-maturity securities	—	—	364	—	364
Purchases of available-for-sale securities	—	—	(329)	—	(329)
Proceeds from sales and maturities of available-for-sale securities	—	—	330	—	330
Distributions from equity investments	—	—	45	—	45
Distribution to equity investment	—	—	(148)	—	(148)
Advances from (to) affiliates	(50)	197	—	(147)	—
Other changes in restricted funds	—	—	11	—	11
Other	—	—	1	—	1
Net cash provided by (used in) investing activities	(50)	197	(1,744)	(147)	(1,744)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	382	—	382
Payments for the redemption of long-term debt	—	—	(619)	—	(619)
Net increase (decrease) in commercial paper	—	(118)	95	—	(23)
Distributions to noncontrolling interests	—	—	(114)	—	(114)
Contributions from noncontrolling interests	—	—	278	—	278
Proceeds from the issuances of Spectra Energy common stock	868	—	—	—	868
Proceeds from the issuances of SEP common units	—	—	321	—	321
Dividends paid on common stock	(557)	—	—	—	(557)
Distributions and advances from (to) affiliates	(231)	(12)	96	147	—
Other	1	—	(9)	—	(8)
Net cash provided by (used in) financing activities	81	(130)	430	147	528
Effect of exchange rate changes on cash	—	—	4	—	4
Net increase in cash and cash equivalents	—	1	26	—	27
Cash and cash equivalents at beginning of period	—	1	212	—	213
Cash and cash equivalents at end of period	$—	$2	$238	$—	$240

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2015
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$285	$275	$603	$(758)	$405
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	393	—	393
Loss from equity investments	—	—	165	—	165
Equity in earnings of consolidated subsidiaries	(275)	(483)	—	758	—
Distributions from equity investments	—	—	93	—	93
Other	30	68	302	—	400
Net cash provided by (used in) operating activities	40	(140)	1,556	—	1,456
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(989)	—	(989)
Investments in and loans to unconsolidated affiliates	—	—	(34)	—	(34)
Purchases of held-to-maturity securities	—	—	(329)	—	(329)
Proceeds from sales and maturities of held-to-maturity securities	—	—	344	—	344
Proceeds from sales and maturities of available-for-sale securities	—	—	1	—	1
Distributions from equity investments	—	—	35	—	35
Advances from (to) affiliates	(72)	46	—	26	—
Other changes in restricted funds	—	—	(6)	—	(6)
Other	—	—	2	—	2
Net cash provided by (used in) investing activities	(72)	46	(976)	26	(976)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	994	—	994
Payments for the redemption of long-term debt	—	—	(39)	—	(39)
Net increase (decrease) in commercial paper	—	99	(1,129)	—	(1,030)
Distributions to noncontrolling interests	—	—	(93)	—	(93)
Contributions from noncontrolling interests	—	—	90	—	90
Proceeds from the issuances of SEP common units	—	—	180	—	180
Dividends paid on common stock	(499)	—	—	—	(499)
Distributions and advances from (to) affiliates	532	(4)	(502)	(26)	—
Other	(1)	—	(8)	—	(9)
Net cash provided by (used in) financing activities	32	95	(507)	(26)	(406)
Effect of exchange rate changes on cash	—	—	(2)	—	(2)
Net increase in cash and cash equivalents	—	1	71	—	72
Cash and cash equivalents at beginning of period	—	1	214	—	215
Cash and cash equivalents at end of period	$—	$2	$285	$—	$287

23. New Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation,” which amends the consolidation guidance around reporting entities that invest in development stage entities. We adopted the consolidation guidance of this amendment on January 1, 2016 and applied it retrospectively with no material effect on our consolidated results of operations, financial position or cash flows. This ASU did result in certain of our entities being classified as Variable Interest Entities. See Note 10 for discussion of our Variable Interest Entities.
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and the voting model. These changes required reevaluation of certain entities for consolidation and required us to revise our documentation regarding the consolidation or deconsolidation of such entities. We adopted this standard on January 1, 2016 with no material effect on our consolidated results of operations, financial position or cash flows.
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
In March 2016, the FASB issued ASU No. 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. This ASU is effective for us January 1, 2017. We are currently evaluating this ASU and its potential impact on us.
In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” to clarify implementation guidance on principal versus agent considerations. This ASU is effective for us on January 1, 2018. We are currently evaluating this ASU and its potential impact on us.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment award transactions. This ASU is effective for us January 1, 2017. We are currently evaluating this ASU and its potential impact on us.
In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to clarify implementation guidance on performance obligations and licensing. This ASU is effective for us on January 1, 2018. We are currently evaluating this ASU and its potential impact on us.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” to clarify implementation guidance on assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This ASU is effective for us on January 1, 2018. We are currently evaluating this ASU and its potential impact on us.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for us on January 1, 2020. We are currently evaluating this ASU and its potential impact on us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
Executive Overview
For the three months ended June 30, 2016 and 2015, we reported net income from controlling interests of $149 million and $18 million, respectively. For the six months ended June 30, 2016 and 2015, we reported net income from controlling interests of $383 million and $285 million, respectively.
The highlights for the three months and six months ended June 30, 2016 include the following:

•
Spectra Energy Partners’ earnings for the three-month period benefited mainly from expansion projects, more than offset by a one-time property tax accrual adjustment in 2015 and by the absence of equity earnings from DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills) NGL pipelines, which SEP owned until October 2015. For the six-month period, earnings benefited mainly from expansion projects, more than offset by lower interruptible and short-term firm transportation revenue, a one-time property tax accrual adjustment in 2015 and by the absence of equity earnings from Sand Hills and Southern Hills.

•
Distribution’s earnings for the three-month period benefited mainly from incremental earnings from the 2015 Dawn-Parkway expansion project and colder weather, partially offset by a lower Canadian dollar. For the six-month period, earnings decreased mainly due to the effect of a lower Canadian dollar and warmer weather, partially offset by incremental earnings from the 2015 Dawn-Parkway expansion project and lower earnings to be shared with customers.

•
Western Canada Transmission & Processing’s earnings for the three and six-month periods decreased mainly due to lower firm gathering and processing revenues, lower earnings at Empress and a lower Canadian dollar, partially offset by lower plant turnaround costs.

•
Field Services’ earnings for the three and six-month periods increased mainly due to the 2015 partial impairment of goodwill at DCP Midstream and favorable contract realignment efforts and continued costs savings, partially offset by lower commodity prices.

We are conducting an assessment of the Texas Eastern Transmission, LP (Texas Eastern) natural gas transmission system across Pennsylvania and New Jersey. The assessment is the result of a corrective action order from the Pipeline and Hazardous Materials Safety Administration (PHMSA), as well as our own work plan, related to an incident on the system on April 29, 2016 near Delmont, Pennsylvania. This assessment program and the related system repairs are expected to cost approximately $75 million to $100 million. Approximately 90% of this program will be completed in 2016, with the remainder of the work to be performed in 2017. Additional inspections and repairs, if any, will be determined after the completion of this work. Importantly, we expect that by November 1, 2016, we will be in a position to fully meet our customer obligations for the winter season.
In the first six months of 2016, we had $1.6 billion of capital and investment expenditures. We currently project $4.2 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $3.6 billion. These projections exclude contributions from noncontrolling interests.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and equity securities. As of June 30, 2016, our revolving credit facilities included Spectra Capital’s $1 billion facility, SEP’s $2.5 billion facility, Westcoast’s 400 million Canadian dollar facility and Union Gas’ 700 million Canadian dollar facility. These facilities are used principally as back-stops for commercial paper programs.
RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues	$1,159	$1,192	$2,543	$2,815
Operating expenses	788	786	1,678	1,868
Operating income	371	406	865	947
Other income and expenses	55	(167)	120	(123)
Interest expense	153	166	304	325
Earnings before income taxes	273	73	681	499
Income tax expense (benefit)	52	(7)	150	94
Net income	221	80	531	405
Net income—noncontrolling interests	72	62	148	120
Net income—controlling interests	$149	$18	$383	$285
Three Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $33 million decrease was driven by:

•	the effects of a lower Canadian dollar at Distribution and Western Canada Transmission & Processing,

•
lower firm gathering and processing revenues and a decrease from non-cash mark-to-market commodity-related pricing adjustments and lower settlement gains associated with the risk management program at the Empress operations at Western Canada Transmission & Processing and

•	lower natural gas prices passed through to customers, net of higher residential usage due to colder weather at Distribution, partially offset by

•	higher revenues from expansion projects at Spectra Energy Partners.
Operating Expenses. The $2 million increase was driven by:

•	higher costs related to expansion projects, higher property tax accruals due to the absence of a 2015 tax benefit and higher pipeline inspection and repair costs at Spectra Energy Partners and

•	higher volumes of natural gas sold due to colder weather, net of lower natural gas prices passed through to customers at Distribution, partially offset by

•	the effects of a lower Canadian dollar at Distribution and Western Canada Transmission & Processing and

•	lower plant turnaround costs at Western Canada Transmission & Processing.
Other Income and Expenses. The $222 million increase was mainly attributable to lower equity losses from Field Services mainly due to the 2015 partial impairment of goodwill at DCP Midstream.
Interest Expense. The $13 million decrease was mainly due to higher capitalized interest.
Income Tax Expense. The $59 million increase was primarily attributable to the tax impact of the partial impairment of goodwill at DCP Midstream in 2015, partially offset by tax rate changes in 2016.
The effective tax rate for income from continuing operations was 19% for the three months ended June 30, 2016 compared to negative 10% for the same period in 2015.
Net Income—Noncontrolling Interests. The $10 million increase was driven primarily by higher noncontrolling ownership interests at Spectra Energy Partners.

Six Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $272 million decrease was driven by:

•	lower usage due to warmer weather and lower natural gas prices passed through to customers at Distribution,

•	the effects of a lower Canadian dollar at Distribution and Western Canada Transmission & Processing and

•
a decrease from non-cash mark-to-market commodity-related pricing adjustments associated with the risk management program, lower NGL prices at the Empress operations and a decrease in firm gathering and processing revenues at Western Canada Transmission & Processing, partially offset by

•	higher revenues from expansion projects at Spectra Energy Partners.
Operating Expenses. The $190 million decrease was driven by:

•	lower volumes of natural gas sold due to warmer weather and lower natural gas prices passed through to customers at Distribution,

•	the effects of a lower Canadian dollar at Distribution and Western Canada Transmission & Processing and

•	lower costs of sales at the Empress operations and lower plant turnaround costs at Western Canada Transmission & Processing, partially offset by

•	higher costs related to expansion projects, pipeline inspection and repair costs and property tax accruals due to the absence of a 2015 tax benefit at Spectra Energy Partners.
Other Income and Expenses. The $243 million increase was mainly attributable to lower equity losses from Field Services mainly due to the 2015 partial impairment of goodwill at DCP Midstream.
Interest Expense. The $21 million decrease was mainly due to higher capitalized interest and a lower Canadian dollar, partially offset by higher average long-term debt balances.
Income Tax Expense. The $56 million increase was primarily attributable to the tax impact on the partial impairment of goodwill at DCP Midstream in 2015, partially offset by tax rate changes in 2016.
The effective tax rate for income from continuing operations was 22% for the six months ended June 30, 2016 compared to 19% for the same period in 2015.
Net Income—Noncontrolling Interests. The $28 million increase was driven primarily by higher noncontrolling ownership interests at Spectra Energy Partners.
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

Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Spectra Energy Partners	$471	$478	$944	$933
Distribution	104	98	274	290
Western Canada Transmission & Processing	97	104	220	265
Field Services	(14)	(233)	(11)	(250)
Total reportable segment EBITDA	658	447	1,427	1,238
Other	(36)	(12)	(55)	(27)
Total reportable segment and other EBITDA	$622	$435	$1,372	$1,211
Depreciation and amortization	196	193	389	386
Interest expense	153	166	304	325
Interest income and other (a)	—	(3)	2	(1)
Earnings before income taxes	$273	$73	$681	$499
___________

(a)	Includes foreign currency transaction gains and losses related to segment EBITDA.
The amounts discussed below include intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.
Spectra Energy Partners

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$618	$603	$15	$1,242	$1,209	$33
Operating expenses
Operating, maintenance and other	216	192	24	421	399	22
Other income and expenses	69	67	2	123	123	—
EBITDA	$471	$478	$(7)	$944	$933	$11
Express pipeline revenue receipts, MBbl/d (a)	233	235	(2)	233	242	(9)
Platte PADD II deliveries, MBbl/d	143	172	(29)	132	170	(38)
___________

(a)	Thousand barrels per day.
Three Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $15 million increase was driven by:

•	a $29 million increase due to expansion projects primarily on Texas Eastern and

•	a $3 million increase in storage revenues due to new contracts at higher rates, partially offset by

•	a $5 million decrease in recoveries of electric power and other costs passed through to gas transmission customers,

•	a $4 million decrease in processing revenues primarily due to volumes and lower prices,

•	a $4 million decrease in crude oil transportation revenues, as a result of lower Platte pipeline volumes, partially offset by increased tariff rates mainly on the Express pipeline and

•	a $4 million decrease in natural gas transportation revenues mainly from short-term firm transportation on Texas Eastern.

Operating, Maintenance and Other. The $24 million increase was driven by:

•	a $16 million increase in expansion project costs,

•	a $9 million increase in property taxes due to the benefit recognized in 2015 and

•	a $6 million increase due to pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, PA, partially offset by

•	a $5 million decrease in electric power and other costs passed through to gas transmission customers and

•	a $3 million decrease in power costs due to lower usage in 2016 on the Express and Platte pipelines.
Other Income and Expenses. Relatively flat year over year and included:

•	a $17 million increase primarily due to higher AFUDC from higher capital spending on expansion projects, offset by

•	an $18 million decrease primarily due to the absence of equity earnings from Sand Hills and Southern Hills owned until October 2015.
Six Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $33 million increase was driven by:

•	a $57 million increase due to expansion projects, primarily on Texas Eastern, partially offset by

•
a $10 million decrease in natural gas transportation revenues mainly from interruptible transportation on Texas Eastern and Maritimes and Northeast, L.L.C. and short-term firm transportation on Algonquin Gas Transmission, LLC,

•	a $9 million decrease in recoveries of electric power and other costs passed through to gas transmission customers,

•	a $4 million decrease in processing revenues primarily due to lower prices and volumes and

•
a $4 million decrease in crude oil transportation revenues, as a result of lower volumes on the Platte and Express pipelines, substantially offset by increased tariff rates mainly on the Express pipeline.

Operating, Maintenance and Other. The $22 million increase was driven by:

•	a $31 million increase in expansion project costs,

•	a $6 million increase due to pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, PA and

•	a $5 million increase in property taxes due to the benefit recognized in 2015, partially offset by

•	a $9 million decrease due to a prior year non-cash impairment charge on Ozark Gas Gathering,

•	a $9 million decrease in electric power and other costs passed through to gas transmission customers and

•	a $6 million decrease in power costs due to lower usage in 2016 on the Express and Platte pipelines.
Other Income and Expenses. Relatively flat year over year and included:

•	a $24 million increase primarily due to higher AFUDC from higher capital spending on expansion projects, offset by

•	a $31 million decrease in equity earnings primarily due to the absence of equity earnings from Sand Hills and Southern Hills owned until October 2015.

Distribution

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$284	$290	$(6)	$749	$952	$(203)
Operating expenses
Natural gas purchased	91	103	(12)	306	486	(180)
Operating, maintenance and other	89	90	(1)	171	176	(5)
Other income and expenses	—	1	(1)	2	—	2
EBITDA	$104	$98	$6	$274	$290	$(16)
Number of customers, thousands				1,446	1,425	21
Heating degree days, Fahrenheit	1,032	866	166	4,347	5,125	(778)
Pipeline throughput, TBtu (a)	155	132	23	385	460	(75)
Canadian dollar exchange rate, average	1.29	1.23	0.06	1.33	1.23	0.10
___________

(a)	Trillion British thermal units.
Three Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $6 million decrease was driven by:

•	a $15 million decrease resulting from a lower Canadian dollar,

•
a $12 million decrease from lower natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month New York Mercantile Exchange (NYMEX) forecast and

•	a $7 million decrease in industrial market usage, partially offset by

•	a $19 million increase in residential customer usage of natural gas primarily due to colder weather in 2016,

•	a $5 million increase from the 2015 Dawn-Parkway expansion project and

•	a $4 million increase from growth in the number of customers.
Natural Gas Purchased. The $12 million decrease was driven by:

•	a $12 million decrease from lower natural gas prices passed through to customers,

•	a $7 million decrease in industrial market usage and

•	a $4 million decrease resulting from a lower Canadian dollar, partially offset by

•	a $10 million increase due to higher volumes of natural gas sold to residential customers primarily due to colder weather and

•	a $3 million increase from growth in the number of customers.
Six Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $203 million decrease was driven by:

•	a $98 million decrease in residential customer usage of natural gas primarily due to warmer weather in 2016,

•
a $78 million decrease from lower natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month New York Mercantile Exchange (NYMEX) forecast,

•	a $67 million decrease resulting from a lower Canadian dollar and

•	a $9 million decrease in industrial market usage, partially offset by

•	a $22 million increase from growth in the number of customers,

•	an $11 million increase from lower utility earnings to be shared with customers in accordance with the incentive regulation framework,

•	an $11 million increase from the 2015 Dawn-Parkway expansion project,

•	a $5 million increase in rates primarily due to increased DSM program charges and

•	a $5 million increase in storage revenue primarily due to higher storage pricing.
Natural Gas Purchased. The $180 million decrease was driven by:

•	an $80 million decrease due to lower volumes of natural gas sold to residential customers primarily due to warmer weather,

•	a $79 million decrease from lower natural gas prices passed through to customers,

•	a $29 million decrease resulting from a lower Canadian dollar and

•	a $9 million decrease in industrial market usage, partially offset by

•	an $18 million increase from growth in the number of customers.
Operating, Maintenance and Other. The $5 million decrease was driven by:

•	a $13 million decrease resulting from a lower Canadian dollar, partially offset by

•	a $6 million increase in operating and maintenance expenses primarily due to higher employee related costs and increased DSM program charges.
Western Canada Transmission & Processing

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$258	$304	$(46)	$563	$674	$(111)
Operating expenses
Natural gas and petroleum products purchased	15	25	(10)	63	92	(29)
Operating, maintenance and other	148	174	(26)	285	321	(36)
Other income and expenses	2	(1)	3	5	4	1
EBITDA	$97	$104	$(7)	$220	$265	$(45)
Pipeline throughput, TBtu	214	220	(6)	466	476	(10)
Volumes processed, TBtu	163	156	7	339	336	3
Canadian dollar exchange rate, average	1.29	1.23	0.06	1.33	1.23	0.10
Three Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $46 million decrease was driven by:

•	a $14 million decrease in firm gathering and processing revenues,

•	a $12 million decrease resulting from a lower Canadian dollar,

•	a $12 million decrease arising from changes in non-cash mark-to-market commodity-related pricing adjustments associated with the risk management program at the Empress operations and

•	a $5 million decrease resulting from lower settlement gains associated with the risk management program at the Empress operations.

Natural Gas and Petroleum Products Purchased. The $10 million decrease was driven by:

•	a $5 million non-cash charge to reduce the value of propane inventory at the Empress operations to net realizable value at June 30, 2015 and

•	a $4 million decrease primarily as a result of lower costs of NGL sales at the Empress operations.
Operating, Maintenance and Other. The $26 million decrease was driven by:

•	a $17 million decrease in plant turnaround costs and

•	a $7 million decrease resulting from a lower Canadian dollar.
Six Months Ended June 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $111 million decrease was driven by:

•	a $46 million decrease resulting from a lower Canadian dollar,

•	a $25 million decrease arising from changes in non-cash mark-to-market commodity-related pricing adjustments associated with the risk management program at the Empress operations,

•	a $21 million decrease due to lower NGL prices associated with the Empress operations and

•	a $17 million decrease in firm gathering and processing revenues.
Natural Gas and Petroleum Products Purchased. The $29 million decrease was driven by:

•	a $23 million decrease primarily as a result of lower costs of NGL sales at the Empress facility and

•	a $6 million decrease resulting from a lower Canadian dollar.
Operating, Maintenance and Other. The $36 million decrease was driven by:

•	a $21 million decrease in plant turnaround costs and

•	a $21 million decrease resulting from a lower Canadian dollar.
Field Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions, except where noted)
Earnings (loss) from equity investments	$(14)	$(233)	$219	$(11)	$(250)	$239
EBITDA	$(14)	$(233)	$219	$(11)	$(250)	$239
Natural gas gathered and processed/transported, TBtu/d (a,b)	6.7	7.0	(0.3)	6.8	7.1	(0.3)
NGL production, MBbl/d (a)	416	408	8	399	404	(5)
Average natural gas price per MMBtu (c,d)	$1.95	$2.64	$(0.69)	$2.02	$2.81	$(0.79)
Average NGL price per gallon (e)	$0.46	$0.48	$(0.02)	$0.41	$0.48	$(0.07)
Average crude oil price per barrel (f)	$45.64	$57.94	$(12.30)	$39.54	$53.29	$(13.75)
___________

(a)	Reflects 100% of volumes.

(b)	Trillion British thermal units per day.

(c)	Average price based on NYMEX Henry Hub.

(d)	Million British thermal units.

(e)	Does not reflect results of commodity hedges.

(f)	Average price based on NYMEX calendar month.

Three Months Ended June 30, 2016 Compared to Same Period in 2015
EBITDA increased $219 million mainly as a result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $213 million increase primarily as a result of the 2015 partial impairment of goodwill at DCP Midstream,

•	a $24 million increase in gathering and processing margins primarily as a result of asset growth and favorable contract realignment and

•	an $11 million increase due to favorable results from NGL pipelines, partially offset by

•	a $19 million decrease resulting from increased net income attributable to noncontrolling interests primarily as a result of asset growth and prior year asset impairments and

•	a $15 million decrease from commodity-sensitive processing arrangements primarily due to decreased natural gas and crude oil prices.
Six Months Ended June 30, 2016 Compared to Same Period in 2015
EBITDA increased $239 million mainly as a result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $213 million increase primarily as a result of the 2015 partial impairment of goodwill at DCP Midstream,

•	a $49 million increase in gathering and processing margins primarily as a result of asset growth and favorable contract realignment,

•	a $45 million increase primarily as a result of a producer settlement and

•	a $23 million increase due to favorable results from NGL pipelines, partially offset by unfavorable results from wholesale propane, partially offset by

•	a $49 million decrease from commodity-sensitive processing arrangements primarily due to decreased natural gas and crude oil prices and

•	a $22 million decrease resulting from increased net income attributable to noncontrolling interests primarily as a result of asset growth and prior year asset impairments.
Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions)
Operating revenues	$19	$17	$2	$36	$35	$1
Operating expenses
Operating, maintenance and other	53	30	23	90	62	28
Other income and expenses	(2)	1	(3)	(1)	—	(1)
EBITDA	$(36)	$(12)	$(24)	$(55)	$(27)	$(28)
Three Months Ended June 30, 2016 Compared to Same Period in 2015
EBITDA. The $24 million decrease was driven by:

•	a $10 million decrease due to captive insurance general liability reserve related to the Texas Eastern incident near Delmont, PA and

•	a $10 million decrease due to higher employee benefit costs.

Six Months Ended June 30, 2016 Compared to Same Period in 2015
EBITDA. The $28 million decrease was driven by:

•	a $14 million decrease due to higher employee benefit costs and

•	a $10 million decrease due to captive insurance general liability reserve related to the Texas Eastern incident near Delmont, PA.
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
We performed either a quantitative assessment or a qualitative assessment for all of our reporting units to determine whether it is more likely than not that the respective fair values of these reporting units are less than their carrying amounts, including goodwill as of April 1, 2016 (our annual testing date). Based on the results of our annual goodwill impairment testing, no indicators of impairment were noted and the fair values of the reporting units that we assessed at April 1, 2016 were substantially in excess of their respective carrying values.
No triggering events have occurred with our reporting units since the April 1, 2016 test that would warrant re-testing for goodwill impairment.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2016, we had negative working capital of $1,149 million. This balance includes commercial paper liabilities totaling $1,113 million and accrued interest of $181 million. We will rely upon cash flows from operations and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. SEP is expected to be self-funding through its cash flows from operations, use of its revolving credit facility and its access to capital markets. We receive cash distributions from SEP in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights.
As of June 30, 2016, our four revolving credit facilities included Spectra Capital’s $1.0 billion facility, SEP’s $2.5 billion facility, Westcoast’s 400 million Canadian dollar facility and Union Gas’ 700 million Canadian dollar facility, with available capacity of $1.8 billion under SEP’s credit facility and $1.4 billion under our other subsidiaries’ credit facilities. These facilities are used principally as back-stops for commercial paper programs. At Spectra Capital, SEP and Westcoast, we primarily use commercial paper for temporary funding of capital expenditures. At Union Gas, we primarily use commercial paper for temporary funding of capital expenditures and to support short-term working capital fluctuations. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 14 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.

Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in):	(in millions)
Operating activities	$1,239	$1,456
Investing activities	(1,744)	(976)
Financing activities	528	(406)
Effect of exchange rate changes on cash	4	(2)
Net increase in cash and cash equivalents	27	72
Cash and cash equivalents at beginning of period	213	215
Cash and cash equivalents at end of period	$240	$287
Operating Cash Flows
Net cash provided by operating activities decreased $217 million to $1,239 million in the six months ended June 30, 2016 compared to the same period in 2015, driven mostly by changes in working capital.
Investing Cash Flows
Net cash used in investing activities increased $768 million to $1,744 million in the six months ended June 30, 2016 compared to the same period in 2015. This change was driven mainly by an increase in capital and investment expenditures.

	Six Months Ended June 30,
	2016	2015
Capital and Investment Expenditures	(in millions)
Spectra Energy Partners	$1,135	$638
Distribution	341	207
Western Canada Transmission & Processing	133	149
Total reportable segments	1,609	994
Other	23	29
Total consolidated	$1,632	$1,023
Capital and investment expenditures for the six months ended June 30, 2016 consisted of $1,388 million for expansion projects and $244 million for maintenance.
We project 2016 capital and investment expenditures of approximately $4.2 billion, consisting of approximately $2.7 billion for SEP, $0.9 billion for Distribution and $0.6 billion for Western Canada Transmission & Processing. Total projected 2016 capital and investment expenditures include approximately $3.6 billion of expansion capital expenditures and $0.6 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. These projections exclude contributions from noncontrolling interests.
Financing Cash Flows and Liquidity
Net cash provided by financing activities increased $934 million to $528 million for the six months ended June 30, 2016 compared to the same period in 2015. This change was mainly driven by $868 million from Spectra Energy's common stock issuance proceeds in 2016.
Spectra Energy Common Stock Issuances. On March 1, 2016, we entered into an equity distribution agreement under which we may sell and issue common stock up to an aggregate offering price of $500 million. The equity distribution agreement allows us to offer and sell common stock at prices deemed appropriate through sales agents. Sales of common stock under the equity distribution agreement will be made by means of ordinary brokers’ transactions through the facilities of the NYSE, in block transactions, or as otherwise agreed upon by one or more of the sales agents and us. We intend to use the net proceeds from sales under this at-the-market program for general corporate purposes, including investments in subsidiaries to fund capital expenditures. We issued approximately 12.9 million of common shares to the public under this program, for total net proceeds of $383 million through June 30, 2016.
In April 2016, we issued 16.1 million common shares to the public for net proceeds of approximately $479 million. Net proceeds from the offering were used to purchase approximately 10.4 million common units in SEP. SEP intends to use the proceeds from our unit purchase for general corporate purposes, including the funding of its current expansion capital plan.
SEP Common Unit Issuances. During the six months ended June 30, 2016, SEP issued 7.0 million common units to the public under its at-the-market program and approximately 143,000 general partner units to Spectra Energy. Total net proceeds to SEP were $327 million (net proceeds to Spectra Energy were $321 million). In April 2016, SEP issued 10.4 million common units and 0.2 million general partner units to Spectra Energy in a private placement transaction. In connection with the issuances of the units, a $23 million gain ($15 million net of tax) to Additional Paid-in Capital and a $297 million increase in Equity—Noncontrolling Interests were recorded during the six months ended June 30, 2016. The issuances decreased Spectra Energy’s ownership in SEP from 78% to 77% at June 30, 2016. In 2016, SEP has issued 7.8 million common units to the public and approximately 160,000 general partner units to Spectra Energy, for total net proceeds to SEP of $365 million (net proceeds to Spectra Energy were $358 million) through its at-the-market program.
Available Credit Facilities and Restrictive Debt Covenants. See Note 14 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants.
The terms of our Spectra Capital credit agreement and term loan require our consolidated debt-to-total-capitalization ratio, as defined in the agreements, to be 65% or lower. Per the terms of the agreements, collateralized debt is excluded from the calculation of the ratio. This ratio was 56% at June 30, 2016. Our equity and, as a result, this ratio, is sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations. Based on the strength of our total capitalization as of June 30, 2016, however, it is not likely that a material adverse effect would occur as a result of a weakened Canadian dollar.
Dividends. Our near-term objective is to increase our cash dividend by $0.14 per share, per year, through 2018. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. We declared a quarterly cash dividend of $0.405 per common share on July 5, 2016 payable on September 7, 2016 to shareholders of record at the close of business on August 12, 2016.
Debt Issuances. On May 31, 2016, Union Gas issued 250 million Canadian dollars (approximately $191 million as of the issuance date) of 2.81% unsecured notes due 2026 and 250 million Canadian dollars (approximately $191 million as of the issuance date) of 3.80% unsecured notes due 2046. Net proceeds from the offerings were used for repayment of short term debt and debt maturities, capital expenditures and general corporate purposes.
Other Financing Matters. Spectra Energy Corp, Spectra Capital and SEP have effective shelf registration statements on file with the SEC to register the issuance of unlimited amounts of various equity and debt securities. SEP also has $620 million available as of June 30, 2016 for the issuance of limited partner common units under another effective shelf registration statement on file with the SEC related to its at-the-market program. Westcoast and Union Gas have an aggregate 1.2 billion Canadian dollars (approximately $929 million) available as of June 30, 2016 for the issuance of debt securities in the Canadian market under their medium term note shelf prospectuses.
On March 18, 2016, Westcoast filed a new 1 billion Canadian dollar short form base shelf prospectus, which provides for the issuance of first preferred shares. As of the date of this filing, Westcoast has 1 billion Canadian dollars (approximately $774 million) available for the issuance of preferred shares under this prospectus, which expires on April 18, 2018.
OTHER ISSUES
New Accounting Pronouncements. See Note 23 of Notes to Condensed Consolidated Financial Statements for discussion.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2016 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings, including regulatory and environmental matters, see Notes 3 and 17 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.

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

(a) Exhibits

Exhibit Number

*10.1	Change in Control Agreement (As Amended and Restated) for Chair, President and CEO.

*10.2	Form of Change in Control Agreement (As Amended and Restated) for other Named Executive Officers.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase.

*101.LAB	XBRL Taxonomy Extension Label Linkbase.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
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

SPECTRA ENERGY CORP

Date: August 3, 2016	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer

Date: August 3, 2016	/s/ J. Patrick Reddy
J. Patrick Reddy
Chief Financial Officer