Form 10-Q
period 2016-09-30
Spectra Energy Corp.
filed 2016-11-03
CIK 1373835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock, $0.001 par value, outstanding as of September 30, 2016: 701,483,324

SPECTRA ENERGY CORP
FORM 10-Q FOR THE QUARTER ENDED
September 30, 2016

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
SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenues
Transportation, storage and processing of natural gas	$792	$781	$2,426	$2,425
Distribution of natural gas	153	160	792	1,005
Sales of natural gas liquids	15	41	68	138
Transportation of crude oil	89	93	262	267
Other	26	28	70	83
Total operating revenues	1,075	1,103	3,618	3,918
Operating Expenses
Natural gas and petroleum products purchased	50	76	401	627
Operating, maintenance and other	425	364	1,158	1,107
Depreciation and amortization	193	188	582	574
Property and other taxes	86	86	291	274
Total operating expenses	754	714	2,432	2,582
Operating Income	321	389	1,186	1,336
Other Income and Expenses
Earnings (loss) from equity investments	51	48	100	(117)
Other income and expenses, net	52	31	123	73
Total other income and expenses	103	79	223	(44)
Interest Expense	133	155	437	480
Earnings Before Income Taxes	291	313	972	812
Income Tax Expense	10	70	160	164
Net Income	281	243	812	648
Net Income—Noncontrolling Interests	86	69	234	189
Net Income—Controlling Interests	$195	$174	$578	$459
Common Stock Data
Weighted-average shares outstanding
Basic	701	671	692	671
Diluted	703	672	693	672
Earnings per share
Basic	$0.28	$0.26	$0.84	$0.68
Diluted	$0.28	$0.26	$0.83	$0.68
Dividends per share	$0.405	$0.37	$1.215	$1.11

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$281	$243	$812	$648
Other comprehensive income (loss):
Foreign currency translation adjustments	(78)	(350)	273	(755)
Pension and benefits impact (net of taxes of $2, $3, $6 and $8, respectively)	5	6	14	19
Other	(2)	1	—	1
Total other comprehensive income (loss)	(75)	(343)	287	(735)
Total Comprehensive Income (Loss), net of tax	206	(100)	1,099	(87)
Less: Comprehensive Income—Noncontrolling Interests	84	64	239	178
Comprehensive Income (Loss)—Controlling Interests	$122	$(164)	$860	$(265)

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30, 2016	December 31, 2015
ASSETS

Current Assets
Cash and cash equivalents	$464	$213
Receivables, net	712	806
Inventory	287	307
Fuel tracker	19	41
Other	268	281
Total current assets	1,750	1,648

Investments and Other Assets
Investments in and loans to unconsolidated affiliates	2,742	2,592
Goodwill	4,203	4,154
Other	401	310
Total investments and other assets	7,346	7,056

Property, Plant and Equipment
Cost	32,736	29,843
Less accumulated depreciation and amortization	7,399	6,925
Net property, plant and equipment	25,337	22,918

Regulatory Assets and Deferred Debits	1,504	1,301

Total Assets	$35,937	$32,923

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per-share amounts)

	September 30, 2016	December 31, 2015
LIABILITIES AND EQUITY

Current Liabilities
Accounts payable	$736	$511
Commercial paper	1,637	1,112
Taxes accrued	73	78
Interest accrued	140	179
Current maturities of long-term debt	467	652
Other	634	860
Total current liabilities	3,687	3,392

Long-term Debt	13,094	12,892

Deferred Credits and Other Liabilities
Deferred income taxes	5,758	5,445
Regulatory and other	1,417	1,323
Total deferred credits and other liabilities	7,175	6,768

Commitments and Contingencies

Preferred Stock of Subsidiaries	562	339

Equity
Preferred stock, $0.001 par, 22 million shares authorized, no shares outstanding	—	—
Common stock, $0.001 par, 1 billion shares authorized, 701 million and 671 million shares outstanding at September 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	5,977	5,053
Retained earnings	1,477	1,741
Accumulated other comprehensive income (loss)	13	(269)
Total controlling interests	7,468	6,526
Noncontrolling interests	3,951	3,006
Total equity	11,419	9,532

Total Liabilities and Equity	$35,937	$32,923

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$812	$648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	599	584
Deferred income tax expense	143	78
(Earnings) loss from equity investments	(100)	117
Distributions from equity investments	88	145
Other	57	251
Net cash provided by operating activities	1,599	1,823
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,407)	(1,817)
Investments in and loans to unconsolidated affiliates	(181)	(91)
Purchase of intangible, net	(80)	—
Disposition	204	—
Purchases of held-to-maturity securities	(479)	(463)
Proceeds from sales and maturities of held-to-maturity securities	475	457
Purchases of available-for-sale securities	(565)	—
Proceeds from sales and maturities of available-for-sale securities	559	1
Distributions from equity investments	45	441
Distribution to equity investment	(148)	—
Other changes in restricted funds	(19)	(24)
Other	1	(7)
Net cash used in investing activities	(2,595)	(1,503)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	382	1,332
Payments for the redemption of long-term debt	(619)	(153)
Net increase (decrease) in commercial paper	502	(984)
Distributions to noncontrolling interests	(176)	(140)
Contributions from noncontrolling interests	437	164
Proceeds from the issuances of Spectra Energy common stock	878	—
Proceeds from the issuances of Spectra Energy Partners, LP common units	473	351
Proceeds from the issuance of Westcoast Energy Inc. preferred stock	229	—
Dividends paid on common stock	(842)	(747)
Other	(20)	(14)
Net cash provided by (used in) financing activities	1,244	(191)
Effect of exchange rate changes on cash	3	(6)
Net increase in cash and cash equivalents	251	123
Cash and cash equivalents at beginning of period	213	215
Cash and cash equivalents at end of period	$464	$338
Supplemental Disclosures
Property, plant and equipment non-cash accruals	$374	$276

See Notes to Condensed Consolidated Financial Statements.

SPECTRA ENERGY CORP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
				Foreign Currency Translation Adjustments	Other	Noncontrolling Interests	Total
December 31, 2015	$1	$5,053	$1,741	$79	$(348)	$3,006	$9,532
Net income	—	—	578	—	—	234	812
Other comprehensive income	—	—	—	268	14	5	287
Dividends on common stock	—	—	(842)	—	—	—	(842)
Stock-based compensation	—	20	—	—	—	—	20
Distributions to noncontrolling interests	—	—	—	—	—	(180)	(180)
Contributions from noncontrolling interests	—	—	—	—	—	437	437
Spectra Energy common stock issued	—	878	—	—	—	—	878
Spectra Energy Partners, LP common units issued	—	25	—	—	—	432	457
Other, net	—	1	—	—	—	17	18
September 30, 2016	$1	$5,977	$1,477	$347	$(334)	$3,951	$11,419

December 31, 2014	$1	$4,956	$2,541	$1,016	$(354)	$2,238	$10,398
Net income	—	—	459	—	—	189	648
Other comprehensive income (loss)	—	—	—	(744)	20	(11)	(735)
Dividends on common stock	—	—	(747)	—	—	—	(747)
Stock-based compensation	—	14	—	—	—	—	14
Distributions to noncontrolling interests	—	—	—	—	—	(142)	(142)
Contributions from noncontrolling interests	—	—	—	—	—	164	164
Spectra Energy common stock issued	—	2	—	—	—	—	2
Spectra Energy Partners, LP common units issued	—	49	—	—	—	281	330
Other, net	—	3	—	—	—	(4)	(1)
September 30, 2015	$1	$5,024	$2,253	$272	$(334)	$2,715	$9,931

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
On September 6, 2016, we announced that we entered into a definitive merger agreement with Enbridge Inc. (Enbridge) under which Enbridge and Spectra Energy will combine in a stock-for-stock merger transaction, which values Spectra Energy’s stock at approximately $28 billion, based on the closing price of Enbridge’s common shares as of September 2, 2016. This transaction was unanimously approved by the boards of directors of both Spectra Energy and Enbridge and is expected to close in the first quarter of 2017, subject to shareholder and certain regulatory approvals and other customary conditions.
Upon completion of the proposed merger, Spectra Energy shareholders will receive 0.984 Enbridge common shares for each share of Spectra Energy stock they own. The consideration to be received by Spectra Energy shareholders is valued at $40.33 per Spectra Energy share, based on the closing price of Enbridge common shares as of September 2, 2016, representing an approximate 11.5% premium to the closing price of Spectra Energy stock as of September 2, 2016. Upon completion of the merger, Enbridge shareholders are expected to own approximately 57% of the combined company and Spectra Energy shareholders are expected to own approximately 43%.
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
2. Disposition
On August 4, 2016, Westcoast Energy Inc. (Westcoast) completed the sale of its ownership interests in the Empress NGL operations (Empress) to Plains Midstream Canada ULC. Consideration received by Westcoast in this transaction was approximately $204 million in cash, including approximately $51 million for inventory and working capital. The total consideration is subject to final working capital adjustments, which are expected to be completed in the fourth quarter of 2016. The sale resulted in a pre-tax loss of less than $1 million and a tax benefit of $27 million, which are reflected in Operating, Maintenance and Other and Income Tax Expense, respectively, on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016.

3. Business Segments
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
Western Canada Transmission & Processing provides transmission of natural gas and natural gas gathering and processing services to customers in western Canada, the northern tier of the U.S. and the Maritime Provinces in Canada. This segment conducts business mostly through BC Pipeline, BC Field Services, Canadian Midstream and Maritimes & Northeast Pipeline Limited Partnership (M&N Canada). BC Pipeline, BC Field Services and M&N Canada operations are primarily subject to the rules and regulations of the NEB. See Note 2 for discussion related to the sale of Empress on August 4, 2016.
Field Services gathers, compresses, treats, processes, transports, stores and sells natural gas, produces, fractionates, transports, stores and sells NGLs, recovers and sells condensate, and trades and markets natural gas and NGLs. It conducts operations through DCP Midstream, which is owned 50% by us and 50% by Phillips 66. DCP Midstream gathers raw natural gas through gathering systems connecting to several interstate and intrastate natural gas and NGL pipeline systems, one natural gas storage facility and one NGL storage facility. DCP Midstream operates in a diverse number of regions, including the Permian Basin, Eagle Ford, Niobrara/DJ Basin and the Midcontinent. DCP Midstream Partners, LP (DCP Partners) is a publicly traded master limited partnership, of which DCP Midstream acts as general partner. As of September 30, 2016, DCP Midstream had an approximate 21% ownership interest in DCP Partners, including DCP Midstream’s limited partner and general partner interests.
Our reportable segments offer different products and services and are managed separately as business units. Management evaluates segment performance based on earnings before interest, taxes and depreciation and amortization (EBITDA). Cash, cash equivalents and short-term investments are managed at the parent-company levels, so the associated gains and losses from foreign currency transactions and interest and dividend income are excluded from the segments’ EBITDA. Our segment EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate EBITDA in the same manner. Transactions between reportable segments are accounted for on the same basis as transactions with unaffiliated third parties.

Business Segment Data

Condensed Consolidated Statements of Operations
	Unaffiliated Revenues	Intersegment Revenues	Total Operating Revenues	Depreciation and Amortization	Segment EBITDA/ Consolidated Earnings before Income Taxes
	(in millions)
Three Months Ended September 30, 2016
Spectra Energy Partners	$628	$—	$628	$79	$464
Distribution	209	—	209	47	77
Western Canada Transmission & Processing	236	—	236	56	93
Field Services	—	—	—	—	12
Total reportable segments	1,073	—	1,073	182	646
Other	2	16	18	11	(30)
Eliminations	—	(16)	(16)	—	—
Depreciation and amortization	—	—	—	—	193
Interest expense	—	—	—	—	133
Interest income and other (a)	—	—	—	—	1
Total consolidated	$1,075	$—	$1,075	$193	$291

Three Months Ended September 30, 2015
Spectra Energy Partners	$612	$—	$612	$74	$488
Distribution	209	—	209	43	70
Western Canada Transmission & Processing	279	9	288	59	117
Field Services	—	—	—	—	(3)
Total reportable segments	1,100	9	1,109	176	672
Other	3	16	19	12	(12)
Eliminations	—	(25)	(25)	—	—
Depreciation and amortization	—	—	—	—	188
Interest expense	—	—	—	—	155
Interest income and other (a)	—	—	—	—	(4)
Total consolidated	$1,103	$—	$1,103	$188	$313

Nine Months Ended September 30, 2016
Spectra Energy Partners	$1,870	$—	$1,870	$234	$1,408
Distribution	958	—	958	138	351
Western Canada Transmission & Processing	784	15	799	173	313
Field Services	—	—	—	—	1
Total reportable segments	3,612	15	3,627	545	2,073
Other	6	48	54	37	(85)
Eliminations	—	(63)	(63)	—	—
Depreciation and amortization	—	—	—	—	582
Interest expense	—	—	—	—	437
Interest income and other (a)	—	—	—	—	3
Total consolidated	$3,618	$—	$3,618	$582	$972

Nine Months Ended September 30, 2015
Spectra Energy Partners	$1,821	$—	$1,821	$220	$1,421
Distribution	1,161	—	1,161	133	360
Western Canada Transmission & Processing	929	33	962	184	382
Field Services	—	—	—	—	(253)
Total reportable segments	3,911	33	3,944	537	1,910
Other	7	47	54	37	(39)
Eliminations	—	(80)	(80)	—	—
Depreciation and amortization	—	—	—	—	574
Interest expense	—	—	—	—	480
Interest income and other (a)	—	—	—	—	(5)
Total consolidated	$3,918	$—	$3,918	$574	$812
___________________________________

(a)	Includes foreign currency transaction gains and losses related to segment EBITDA.

4. Regulatory Matters
Union Gas. In December 2015, Union Gas filed an application with the OEB for the disposition of the 2014 demand side management (DSM) deferral and variance account balances. As a result of this application, Union Gas has a receivable from customers of approximately $9 million as of September 30, 2016 and $8 million as of December 31, 2015, which is reflected as Current Assets—Other on the Condensed Consolidated Balance Sheets. In June 2016, the OEB approved Union Gas’ application as filed and Union Gas has begun to recover the receivable from ratepayers effective October 1, 2016.
In March 2016, Union Gas filed a Draft Rate Order with the OEB for rates effective January 1, 2016 based on the OEB’s February 24, 2016 updated Decision and Order on the 2015-2020 DSM Plan. In May 2016, a decision from the OEB was received approving recovery from ratepayers of approximately $19 million effective January 1, 2016 with an implementation date of July 1, 2016.
In April 2016, Union Gas filed an application with the OEB for the annual disposition of the 2015 deferral account balances. As a result, Union Gas has a net receivable from customers of approximately $18 million as of September 30, 2016 and December 31, 2015, which is primarily reflected as Current Assets—Other on the Condensed Consolidated Balance Sheets. Union Gas filed a Settlement Proposal with the OEB in July 2016 reflecting a full settlement on all issues in the proceeding. In August 2016, the OEB approved the Settlement Proposal as filed. Union Gas has begun to implement the disposition of the balances effective October 1, 2016.
5. Income Taxes
Income tax expense was $10 million for the three months ended September 30, 2016, compared to $70 million for the same period in 2015. Income tax expense was $160 million for the nine months ended September 30, 2016, compared to $164 million for the same period in 2015. The lower tax expense for the three-month period was primarily due to the sale of Empress on August 4, 2016 and the release of tax reserves. The nine-month periods include the $74 million tax impact of the loss on investment due to the impairment of goodwill at DCP Midstream in 2015, partially offset by tax rate changes in 2016.
The effective income tax rate was 3% for the three months ended September 30, 2016, compared to 22% for the same period in 2015. The effective income tax rate was 16% for the nine months ended September 30, 2016, compared to 20% for the same period in 2015. The lower effective income tax rate for the three-month period was primarily due to the sale of Empress on August 4, 2016 and the release of tax reserves. The nine-month periods include the $74 million tax impact of the loss on investment due to the impairment of goodwill at DCP Midstream in 2015, partially offset by tax rate changes in 2016.
There was an $8 million decrease in unrecognized tax benefits recorded during the nine months ended September 30, 2016. Although uncertain, we believe it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $20 million to $25 million prior to September 30, 2017 due to audit settlements and statute of limitations expirations.

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
The following table presents our basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions, except per-share amounts)
Net income—controlling interests	$195	$174	$578	$459
Weighted-average common shares outstanding
Basic	701	671	692	671
Diluted	703	672	693	672
Basic earnings per common share (a)	$0.28	$0.26	$0.84	$0.68
Diluted earnings per common share (a)	$0.28	$0.26	$0.83	$0.68
___________________
(a)    Quarterly earnings per share amounts are stand-alone calculations and may not be additive to full-year amounts due to rounding.
7. Accumulated Other Comprehensive Income (Loss)
The following table presents the net of tax changes in Accumulated Other Comprehensive Income (AOCI) by component, excluding amounts attributable to noncontrolling interests:

	Foreign Currency Translation Adjustments	Pension and Post-retirement Benefit Plan Obligations	Gas Purchase Contract Hedges	Other	Total Accumulated Other Comprehensive Income (Loss)
	(in millions)
June 30, 2016	$425	$(337)	$—	$(2)	$86
Other AOCI activity	(78)	5	—	—	(73)
September 30, 2016	$347	$(332)	$—	$(2)	$13

June 30, 2015	$617	$(338)	$—	$(3)	$276
Other AOCI activity	(345)	6	—	1	(338)
September 30, 2015	$272	$(332)	$—	$(2)	$(62)

December 31, 2015	$79	$(346)	$(3)	$1	$(269)
Other AOCI activity	268	14	3	(3)	282
September 30, 2016	$347	$(332)	$—	$(2)	$13

December 31, 2014	$1,016	$(351)	$(3)	$—	$662
Other AOCI activity	(744)	19	3	(2)	(724)
September 30, 2015	$272	$(332)	$—	$(2)	$(62)

8. Inventory
Inventory consists of natural gas held in storage for transmission and processing, and also includes materials and supplies. The NGLs previously included in inventory were disposed of as part of the Empress sale on August 4, 2016. See Note 2 for further discussion related to the sale of Empress. Natural gas inventories primarily relate to the Distribution segment in Canada and are valued at costs approved by the OEB. The difference between the approved price and the actual cost of gas purchased is recorded as either a receivable or a current liability, as appropriate, for future disposition with customers, subject to approval by the OEB. The remaining inventory is recorded at the lower of cost or market, primarily using average cost. The components of inventory are as follows:

	September 30, 2016	December 31, 2015
	(in millions)
Natural gas	$214	$217
NGLs	—	23
Materials and supplies	73	67
Total inventory	$287	$307
9. Investments in and Loans to Unconsolidated Affiliates
Our most significant investment in unconsolidated affiliates is our 50% investment in DCP Midstream, which is accounted for under the equity method of accounting. The following represents summary financial information for DCP Midstream, presented at 100%:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues	$1,961	$1,851	$4,974	$5,763
Operating expenses	1,866	1,794	4,823	6,117
Operating income (loss)	95	57	151	(354)
Net income (loss)	94	25	126	(472)
Net income (loss) attributable to members’ interests	26	(6)	8	(509)
DCP Partners issues, from time to time, limited partner units to the public, which are recorded by DCP Midstream directly to its equity. Our proportionate share of gains from those issuances, totaled $2 million during the nine months ended September 30, 2015 and is reflected in Earnings (Loss) From Equity Investments in the Condensed Consolidated Statement of Operations.
During the third quarter of 2015, DCP Midstream finalized their goodwill impairment test. This resulted in the recognition of a $460 million goodwill impairment, which reduced our equity earnings from DCP Midstream by $123 million after-tax.
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
10. Variable Interest Entities
Sabal Trail. On April 1, 2016, NextEra Energy, Inc. (NextEra) purchased a 9.5% interest in Sabal Trail Transmission, LLC (Sabal Trail) from SEP. Consideration for this transaction consisted of approximately $110 million cash, $102 million of which is classified as Cash Flows from Financing Activities—Contributions from Noncontrolling Interests. See Note 11 for additional information related to this transaction. As of September 30, 2016, we have an effective 37.9% ownership interest in Sabal Trail through our ownership of SEP. Sabal Trail is a joint venture that is constructing a natural gas pipeline to transport natural gas to Florida. Sabal Trail is a variable interest entity (VIE) due to insufficient equity at risk to finance its activities. We determined that we are the primary beneficiary because we direct the activities of Sabal Trail that most significantly impact its economic performance and we consolidate Sabal Trail in our financial statements. The current estimate of the total remaining construction cost is approximately $1.5 billion.
The following table summarizes the assets and liabilities for Sabal Trail:

Condensed Consolidated Balance Sheets Caption	September 30, 2016	December 31, 2015
	(in millions)
Assets
Current assets	$303	$118
Net property, plant and equipment	1,363	773
Regulatory assets and deferred debits	58	25
Total Assets	$1,724	$916
Liabilities and Equity
Current liabilities	$128	$84
Equity	1,596	832
Total Liabilities and Equity	$1,724	$916
Nexus. We have an effective 37.9% ownership interest in Nexus Gas Transmission, LLC (Nexus) through our ownership of SEP. Nexus is a joint venture that is constructing a natural gas pipeline from Ohio to Michigan and continuing on to Ontario, Canada. Nexus is a VIE due to insufficient equity at risk to finance its activities. We determined that we are not the primary beneficiary because the power to direct the activities of Nexus that most significantly impact its economic performance is shared. Nexus is accounted for under the equity method of accounting. Our maximum exposure to loss is $1.0 billion. We have an investment in Nexus of $281 million and $90 million as of September 30, 2016 and December 31, 2015, respectively, classified as Investments in and Loans to Unconsolidated Affiliates on our Condensed Consolidated Balance Sheets.
11. Intangible Asset
During the first quarter of 2016, SEP entered into a project coordination agreement (PCA) with NextEra, Duke Energy Corporation (Duke Energy) and Williams Partners L.P. In accordance with the agreement, payments will be made, based on SEP’s proportional ownership interest in Sabal Trail, as certain milestones of the project are met. During the first quarter of 2016, the first milestone was achieved and paid, consisting of $48 million.
On April 1, 2016, NextEra purchased an additional 9.5% interest in Sabal Trail from SEP, reducing SEP’s ownership interest in Sabal Trail to 50%. Upon purchase of the additional ownership interest, NextEra reimbursed SEP $8 million for NextEra’s proportional share of the first milestone payment.
During the third quarter of 2016, the second milestone was achieved and paid, consisting of $40 million. The milestone payments are classified as Cash Flows from Investing Activities—Purchase of Intangible, Net. This PCA, in the amount of $80 million as of September 30, 2016, is an intangible asset and is classified as Investments and Other Assets—Other on our Condensed Consolidated Balance Sheet. The intangible asset will be amortized over a period of 25 years beginning at the time of in-service of Sabal Trail, which is expected to occur during the first half of 2017.
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
See Note 9 for discussion related to the 2015 impairment of goodwill recognized by DCP Midstream.
13. Marketable Securities and Restricted Funds
We routinely invest excess cash and various restricted balances in securities such as commercial paper, bankers acceptances, corporate debt securities, Canadian equity securities, treasury bills and money market securities in the U.S. and Canada. We do not purchase marketable securities for speculative purposes; therefore we do not have any securities classified as trading securities. While we do not routinely sell marketable securities prior to their scheduled maturity dates, some of our investments may be held and restricted for insurance purposes, capital expenditures and NEB regulatory requirements, so these investments are classified as available-for-sale (AFS) marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. Initial investments in securities are classified as purchases of the respective type of securities (AFS marketable securities or held-to-maturity (HTM) marketable securities). Maturities of securities are classified within proceeds from sales and maturities of securities in the Condensed Consolidated Statements of Cash Flows.
AFS Securities. AFS Securities are as follows:

	Estimated Fair Value
	September 30, 2016	December 31, 2015
	(in millions)
Corporate debt securities (a)	$20	$31
Canadian equity securities (b)	17	—
Total available-for-sale securities	$37	$31
___________________________________

(a)	Amounts related to certain construction projects.

(b)
Amounts related to restricted funds held and collected from customers of Western Canada Transmission & Processing and Express-Platte for Canadian pipeline abandonment in accordance with the NEB’s regulatory requirements.

Our AFS securities are classified on the Condensed Consolidated Balance Sheets as follows:

	Estimated Fair Value
	September 30, 2016	December 31, 2015
	(in millions)
Restricted funds
Investments and other assets—other	$31	$11
Non-restricted funds
Current assets—other	6	20
Total available-for-sale securities	$37	$31
At September 30, 2016, the weighted-average contractual maturity of outstanding AFS securities was less than one year.
There were no material gross unrealized holding gains or losses associated with investments in AFS securities at September 30, 2016 or December 31, 2015.

HTM Securities. HTM securities are as follows:

		Estimated Fair Value
Description	Condensed Consolidated Balance Sheets Caption	September 30, 2016	December 31, 2015
		(in millions)
Bankers acceptances	Current assets—other	$44	$30
Canadian government securities	Current assets—other	25	24
Money market securities	Current assets—other	8	3
Canadian government securities	Investments and other assets—other	52	50
Bankers acceptances	Investments and other assets—other	—	12
Total held-to-maturity securities		$129	$119
All of our HTM securities are restricted funds pursuant to certain M&N Canada and Express-Platte (our crude oil pipeline system) debt agreements. The funds restricted for M&N Canada, plus future cash from operations that would otherwise be available for distribution to the partners of M&N Canada, are required to be placed in escrow until the balance in escrow is sufficient to fund all future debt service on the M&N Canada 6.90% senior secured notes. There are sufficient funds held in escrow to fund all future debt service on these M&N Canada notes as of September 30, 2016.
At September 30, 2016, the weighted-average contractual maturity of outstanding HTM securities was less than one year.
There were no material gross unrecognized holding gains or losses associated with investments in HTM securities at September 30, 2016 or December 31, 2015.
Other Restricted Funds. In addition to the portions of the AFS and HTM securities that were restricted as described above, we had other restricted funds totaling $25 million at September 30, 2016 and $11 million at December 31, 2015 classified as Current Assets—Other on the Condensed Consolidated Balance Sheets. Included in these restricted funds are $13 million at September 30, 2016 of funds received from the province of Ontario related to the Green Investment Fund that is to be distributed to eligible homeowners, based on specific energy conservation initiatives at Union Gas and $12 million and $11 million at September 30, 2016 and December 31, 2015, respectively, related to additional amounts for insurance.
We also had other restricted funds totaling $43 million at September 30, 2016 and $38 million at December 31, 2015 classified as Investments and Other Assets—Other on the Condensed Consolidated Balance Sheets. Included in these restricted funds are $17 million and $24 million at September 30, 2016 and December 31, 2015, respectively, related to funds held and collected from customers of Western Canada Transmission & Processing and Express-Platte for Canadian pipeline abandonment in accordance with the NEB’s regulatory requirements, $7 million and $14 million, respectively, related to certain construction projects and $19 million at September 30, 2016 of funds received from the province of Ontario related to the Green Investment Fund.
Changes in restricted balances are presented within Cash Flows from Investing Activities on our Condensed Consolidated Statements of Cash Flows.

14. Debt and Credit Facilities
Available Credit Facilities and Restrictive Debt Covenants

	Expiration Date	Total Credit Facilities Capacity	Commercial Paper Outstanding at September 30, 2016	Available Credit Facilities Capacity
		(in millions)
Spectra Energy Capital, LLC
Multi-year syndicated (a)	2021	$1,000	$460	$540
364-day syndicated (a)	2017	2,000	—	2,000
SEP (b)	2021	2,500	1,177	1,323
Westcoast (c)	2021	305	—	305
Union Gas (d)	2021	533	—	533
Total		$6,338	$1,637	$4,701
_________

(a)
Revolving credit facilities contain a covenant requiring the Spectra Energy consolidated debt-to-total capitalization ratio, as defined in the agreements, to not exceed 65%. Per the terms of the agreements, collateralized debt is excluded from the calculation of the ratio. This ratio was 55.8% at September 30, 2016.

(b)
Revolving credit facility contains a covenant that requires SEP to maintain a ratio of total Consolidated Indebtedness-to-Consolidated EBITDA, as defined in the agreement, of 5.0 to 1 or less. As of September 30, 2016, this ratio was 3.7 to 1.

(c)
U.S. dollar equivalent at September 30, 2016. The revolving credit facility is 400 million Canadian dollars and contains a covenant that requires the Westcoast non-consolidated debt-to-total capitalization ratio to not exceed 75%. The ratio was 31.1% at September 30, 2016.

(d)
U.S. dollar equivalent at September 30, 2016. The revolving credit facility is 700 million Canadian dollars and contains a covenant that requires the Union Gas debt-to-total capitalization ratio to not exceed 75% and a provision which requires Union Gas to repay all borrowings under the facility for a period of two days during the second quarter of each year. The ratio was 68.1% at September 30, 2016.

On September 29, 2016, we entered into a new one-year, $2 billion credit facility at Spectra Energy Capital, LLC (Spectra Capital), which expires in 2017. Proceeds from borrowings under the credit facility will be used for general corporate purposes. Amounts borrowed under the credit facility must be repaid following any change in control, including any that results from the proposed merger with Enbridge.
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
The issuances of commercial paper, letters of credit and revolving borrowings reduce the amount available under the credit facilities. As of September 30, 2016, there were no letters of credit issued or revolving borrowings outstanding under the credit facilities.
Our credit agreements contain various covenants, including the maintenance of certain financial ratios. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2016, we were in compliance with those covenants. In addition, our credit agreements allow for acceleration of payments or termination of the agreements due to nonpayment, or in some cases, due to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. Our debt and credit agreements do not contain provisions that trigger an acceleration of indebtedness based solely on the occurrence of a material adverse change in our financial condition or results of operations.
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

15. Preferred Stock of Subsidiaries
On August 30, 2016, Westcoast issued 12 million Cumulative 5-Year Minimum Rate Reset Redeemable First Preferred Shares, Series 12 for an aggregate principal amount of 300 million Canadian dollars (approximately $229 million as of the issuance date). Net proceeds from the issuance were used to fund capital expenditures and for general corporate purposes.
16. Fair Value Measurements
The following presents, for each of the fair value hierarchy levels, assets and liabilities that are measured and recorded at fair value on a recurring basis:

Description	Condensed Consolidated Balance Sheet Caption	September 30, 2016
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$346	$—	$346	$—
Corporate debt securities	Current assets—other	6	—	6	—
Interest rate swaps	Current assets—other	1	—	1	—
Corporate debt securities	Investments and other assets—other	14	—	14	—
Interest rate swaps	Investments and other assets—other	55	—	55	—
Canadian equity securities	Investments and other assets—other	17	17	—	—
Total Assets		$439	$17	$422	$—

Description	Condensed Consolidated Balance Sheet Caption	December 31, 2015
		Total	Level 1	Level 2	Level 3
		(in millions)
Corporate debt securities	Cash and cash equivalents	$137	$—	$137	$—
Corporate debt securities	Current assets—other	20	—	20	—
Commodity derivatives	Current assets—other	36	—	—	36
Commodity derivatives	Investments and other assets—other	5	—	—	5
Corporate debt securities	Investments and other assets—other	11	—	11	—
Interest rate swaps	Investments and other assets—other	37	—	37	—
Total Assets		$246	$—	$205	$41
The following presents changes in Level 3 assets and liabilities that are measured at fair value on a recurring basis using significant unobservable inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Derivative assets (liabilities)
Fair value, beginning of period	$(2)	$50	$41	$78
Total gains (losses):
Included in earnings	8	18	(7)	27
Included in other comprehensive income	—	(4)	1	(9)
Purchases	—	(5)	(1)	(2)
Settlements	(6)	(6)	(34)	(41)
Fair value, end of period	$—	$53	$—	$53
Unrealized gains (losses) relating to instruments held at the end of the period	$—	$5	$—	$(11)
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
Level 3 Valuation Techniques
Level 3 valuation techniques include the use of pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. Level 3 financial instruments also include those for which the determination of fair value require significant management judgment or estimation.
As of September 30, 2016, there are no financial instruments classified as Level 3. Those reported in Level 3 at December 31, 2015 consisted of NGL revenue swap contracts related to the Empress assets in Western Canada Transmission & Processing, which were disposed of on August 4, 2016. See Note 2 for further discussion related to the sale of Empress. As of December 31, 2015, we reported certain of our NGL basis swaps at fair value using Level 3 inputs due to such derivatives not having observable market prices for substantially the full term of the derivative asset or liability. For valuations that included both observable and unobservable inputs, if the unobservable input was determined to be significant to the overall inputs, the entire valuation was categorized in Level 3. This included derivatives valued using indicative price quotations whose contract length extended into unobservable periods.
The fair value of these NGL basis swaps was determined using a discounted cash flow valuation technique based on a forward commodity basis curve. For those derivatives, the primary input to the valuation model was the forward commodity basis curve, which was based on observable or public data sources and extrapolated when observable prices were not available.
Financial Instruments
The fair values of financial instruments that are recorded and carried at book value are summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. These estimates are not necessarily indicative of the amounts we could have realized in current markets.

	September 30, 2016		December 31, 2015
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Note receivable, noncurrent (a)	$71	$71	$71	$71
Long-term debt, including current maturities (b)	13,563	15,031	13,567	13,891
__________

(a)	Included within Investments in and Loans to Unconsolidated Affiliates.

(b)	Excludes commercial paper, capital leases, unamortized items and fair value hedge carrying value adjustments.
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
During the nine months ended September 30, 2016 and 2015, there were no material adjustments to assets and liabilities measured at fair value on a nonrecurring basis.

17. Risk Management and Hedging Activities
We are exposed to the impact of market fluctuations in the prices of NGLs and natural gas purchased as a result of our investment in DCP Midstream and processing operations associated with our U.S. pipeline assets. Exposure to interest rate risk exists as a result of the issuance of variable and fixed-rate debt and commercial paper. We are exposed to foreign currency risk from our Canadian operations. We employ established policies and procedures to manage our risks associated with these market fluctuations, which may include the use of derivatives, mostly around interest rate and commodity exposures. As of April 2016, we ceased entering into new contracts under our Empress risk management program. See Note 2 for further discussion related to the sale of Empress.
DCP Midstream manages their direct exposure to market prices separate from Spectra Energy, and utilizes various risk management strategies, including the use of commodity derivatives.
Other than the interest rate swaps and commodity derivatives as described below, we did not have significant derivatives outstanding during the nine months ended September 30, 2016.
Interest Rate Swaps
At September 30, 2016, we had “pay floating—receive fixed” interest rate swaps outstanding with a total notional amount of $2 billion to hedge against changes in the fair value of our fixed-rate debt that arise as a result of changes in market interest rates. These swaps also allow us to transform a portion of the underlying interest payments related to our long-term fixed-rate debt securities into variable-rate interest payments in order to achieve our desired mix of fixed and variable-rate debt.
Information about our interest rate swaps that had netting or rights of offset arrangements is as follows:

	September 30, 2016			December 31, 2015
	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount	Gross Amounts Presented in the Condensed Consolidated Balance Sheet	Amounts Not Offset in the Condensed Consolidated Balance Sheet	Net Amount
Description	(in millions)
Assets	$56	$—	$56	$37	$—	$37
Commodity Derivatives
At September 30, 2016, we had no commodity mark-to-market derivatives outstanding. At December 31, 2015, we had commodity mark-to-market derivatives outstanding that had netting or rights of offset arrangements as follows:

	December 31, 2015
	Gross Amounts	Gross Amounts Offset	Net Amount Presented in the Condensed Consolidated Balance Sheet
Description	(in millions)
Assets	$104	$63	$41
Liabilities	63	63	—
Information regarding the impacts of commodity derivatives on our Condensed Consolidated Statements of Operations is as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	Condensed Consolidated Statements of Operations Caption	2016	2015	2016	2015
		(in millions)
Commodity derivatives	Sales of natural gas liquids	$8	$13	$(8)	$25
18. Commitments and Contingencies
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
Legal costs related to the defense of loss contingencies are expensed as incurred. We had no material reserves for legal matters recorded as of September 30, 2016 or December 31, 2015 related to litigation.
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
We have issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-100%-owned entities. In connection with our spin-off from Duke Energy in 2007, certain guarantees that were previously issued by us were assigned to, or replaced by, Duke Energy as guarantor in 2006. For any remaining guarantees of other Duke Energy obligations, Duke Energy has indemnified us against any losses incurred under these guarantee arrangements. The maximum potential amount of future payments we could have been required to make under these performance guarantees as of September 30, 2016 was approximately $406 million, which has been indemnified by Duke Energy as discussed above. One of these outstanding performance guarantees, which has a maximum potential amount of future payment of $201 million, expires in 2028. The remaining guarantees have no contractual expirations.
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
As of September 30, 2016, the amounts recorded for the guarantees and indemnifications described above are not material, both individually and in the aggregate.
20. Issuances of Common Stock
On March 1, 2016, we entered into an equity distribution agreement under which we may sell and issue common stock up to an aggregate offering price of $500 million. The equity distribution agreement allows us to offer and sell common stock at prices deemed appropriate through sales agents. Sales of common stock under the equity distribution agreement will be made by means of ordinary brokers’ transactions through the facilities of the New York Stock Exchange (NYSE), in block transactions, or as otherwise agreed upon by one or more of the sales agents and us. We intend to use the net proceeds from sales under this at-the-market program for general corporate purposes, including investments in subsidiaries to fund capital expenditures. We issued approximately 12.9 million of common shares to the public under this program, for total net proceeds of $383 million through September 30, 2016.
In April 2016, we issued 16.1 million common shares to the public for net proceeds of approximately $479 million. Net proceeds from the offering were used to purchase approximately 10.4 million common units in SEP. SEP used the proceeds from our unit purchase for general corporate purposes, including the funding of its current expansion capital plan.
21. Issuances of SEP Units
During the nine months ended September 30, 2016, SEP issued 10.4 million common units to the public under its at-the-market program and approximately 212,000 general partner units to Spectra Energy. Total net proceeds to SEP were $483 million (net proceeds to Spectra Energy were $473 million).
In April 2016, SEP issued 10.4 million common units and 0.2 million general partner units to Spectra Energy in a private placement transaction. See Note 20 for further discussion.
In connection with the issuances of the units, a $40 million gain ($25 million net of tax) to Additional Paid-in Capital and a $432 million increase in Equity—Noncontrolling Interests were recorded during the nine months ended September 30, 2016. The issuances decreased Spectra Energy’s ownership in SEP from 78% to 76% at September 30, 2016.
The following table presents the effects of the issuances of SEP units:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Net income—controlling interests	$195	$174	$578	$459
Increase in additional paid-in capital resulting from issuances of SEP units	10	24	25	49
Total net income—controlling interests and changes in equity—controlling interests	$205	$198	$603	$508
22. Employee Benefit Plans
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
Our policy is to fund our retirement plans, where applicable, on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants or as required by legislation or plan terms. We made contributions of $16 million to our U.S. retirement plans in both of the nine months ended September 30, 2016 and 2015. We made total contributions to the Canadian DC and DB plans of $20 million in the nine months ended September 30, 2016 and $23 million in the same period in 2015. We anticipate that we will make total contributions of approximately $22 million to the U.S. plans and approximately $26 million to the Canadian plans in 2016.

Qualified and Non-Qualified Pension Plans—Components of Net Periodic Pension Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
U.S.
Service cost benefit earned	$4	$4	$14	$14
Interest cost on projected benefit obligation	7	6	19	18
Expected return on plan assets	(9)	(10)	(29)	(31)
Amortization of loss	1	2	5	7
Net periodic pension cost	$3	$2	$9	$8

Canada
Service cost benefit earned	$8	$8	$23	$24
Interest cost on projected benefit obligation	10	11	32	33
Expected return on plan assets	(16)	(16)	(48)	(50)
Amortization of loss	5	6	14	19
Amortization of prior service cost	—	—	1	1
Net periodic pension cost	$7	$9	$22	$27
Other Post-Retirement Benefit Plans. We provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.
Other Post-Retirement Benefit Plans—Components of Net Periodic Benefit Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
U.S.
Service cost benefit earned	$—	$1	$—	$1
Interest cost on accumulated post-retirement benefit obligation	2	1	6	5
Expected return on plan assets	(2)	(1)	(4)	(4)
Net periodic other post-retirement benefit cost	$—	$1	$2	$2

Canada
Service cost benefit earned	$1	$1	$2	$3
Interest cost on accumulated post-retirement benefit obligation	1	1	3	3
Net periodic other post-retirement benefit cost	$2	$2	$5	$6
Retirement/Savings Plan. In addition to the retirement plans described above, we also have defined contribution employee savings plans available to both U.S. and Canadian employees. Employees may participate in a matching contribution where we match a certain percentage of before-tax employee contributions of up to 6% of eligible pay per pay period for U.S. employees and up to 5% of eligible pay per pay period for Canadian employees. We expensed pre-tax employer matching contributions of $4 million in both of the three months ended September 30, 2016 and 2015, and $11 million in both of the nine months ended September 30, 2016 and 2015 for U.S. employees. We expensed pre-tax employer matching contributions of $3 million and $2 million in the three months ended September 30, 2016 and 2015, respectively, and $9 million and $8 million in the nine months ended September 30, 2016 and 2015, respectively, for Canadian employees.

23. Condensed Consolidating Financial Information
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
Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30, 2016
Total operating revenues	$—	$—	$1,076	$(1)	$1,075
Total operating expenses	(5)	1	759	(1)	754
Operating income (loss)	5	(1)	317	—	321
Earnings from equity investments	—	—	51	—	51
Equity in earnings of consolidated subsidiaries	193	272	—	(465)	—
Other income and expenses, net	—	—	52	—	52
Interest expense	—	47	86	—	133
Earnings before income taxes	198	224	334	(465)	291
Income tax expense (benefit)	3	31	(24)	—	10
Net income	195	193	358	(465)	281
Net income—noncontrolling interests	—	—	86	—	86
Net income—controlling interests	$195	$193	$272	$(465)	$195

Three Months Ended September 30, 2015
Total operating revenues	$—	$—	$1,105	$(2)	$1,103
Total operating expenses	2	(1)	715	(2)	714
Operating income (loss)	(2)	1	390	—	389
Earnings from equity investments	—	—	48	—	48
Equity in earnings of consolidated subsidiaries	170	307	—	(477)	—
Other income and expenses, net	—	(1)	32	—	31
Interest expense	—	61	94	—	155
Earnings before income taxes	168	246	376	(477)	313
Income tax expense (benefit)	(6)	76	—	—	70
Net income	174	170	376	(477)	243
Net income—noncontrolling interests	—	—	69	—	69
Net income—controlling interests	$174	$170	$307	$(477)	$174

Spectra Energy Corp
Condensed Consolidating Statements of Operations
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Nine Months Ended September 30, 2016
Total operating revenues	$—	$—	$3,620	$(2)	$3,618
Total operating expenses	—	3	2,431	(2)	2,432
Operating income (loss)	—	(3)	1,189	—	1,186
Earnings from equity investments	—	—	100	—	100
Equity in earnings of consolidated subsidiaries	564	925	—	(1,489)	—
Other income and expenses, net	(2)	—	125	—	123
Interest expense	—	170	267	—	437
Earnings before income taxes	562	752	1,147	(1,489)	972
Income tax expense (benefit)	(16)	188	(12)	—	160
Net income	578	564	1,159	(1,489)	812
Net income—noncontrolling interests	—	—	234	—	234
Net income—controlling interests	$578	$564	$925	$(1,489)	$578

Nine Months Ended September 30, 2015
Total operating revenues	$—	$—	$3,921	$(3)	$3,918
Total operating expenses	5	(2)	2,582	(3)	2,582
Operating income (loss)	(5)	2	1,339	—	1,336
Loss from equity investments	—	—	(117)	—	(117)
Equity in earnings of consolidated subsidiaries	445	790	—	(1,235)	—
Other income and expenses, net	—	(1)	74	—	73
Interest expense	—	183	297	—	480
Earnings before income taxes	440	608	999	(1,235)	812
Income tax expense (benefit)	(19)	163	20	—	164
Net income	459	445	979	(1,235)	648
Net income—noncontrolling interests	—	—	189	—	189
Net income—controlling interests	$459	$445	$790	$(1,235)	$459

Spectra Energy Corp
Condensed Consolidating Statements of Comprehensive Income
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Three Months Ended September 30, 2016
Net income	$195	$193	$358	$(465)	$281
Other comprehensive income (loss)	2	—	(77)	—	(75)
Total comprehensive income, net of tax	197	193	281	(465)	206
Less: comprehensive income—noncontrolling interests	—	—	84	—	84
Comprehensive income—controlling interests	$197	$193	$197	$(465)	$122

Three Months Ended September 30, 2015
Net income	$174	$170	$376	$(477)	$243
Other comprehensive income (loss)	2	1	(346)	—	(343)
Total comprehensive income (loss), net of tax	176	171	30	(477)	(100)
Less: comprehensive income—noncontrolling interests	—	—	64	—	64
Comprehensive income (loss)—controlling interests	$176	$171	$(34)	$(477)	$(164)

Nine Months Ended September 30, 2016
Net income	$578	$564	$1,159	$(1,489)	$812
Other comprehensive income	4	—	283	—	287
Total comprehensive income, net of tax	582	564	1,442	(1,489)	1,099
Less: comprehensive income—noncontrolling interests	—	—	239	—	239
Comprehensive income—controlling interests	$582	$564	$1,203	$(1,489)	$860

Nine Months Ended September 30, 2015
Net income	$459	$445	$979	$(1,235)	$648
Other comprehensive income (loss)	5	1	(741)	—	(735)
Total comprehensive income (loss), net of tax	464	446	238	(1,235)	(87)
Less: comprehensive income—noncontrolling interests	—	—	178	—	178
Comprehensive income (loss)—controlling interests	$464	$446	$60	$(1,235)	$(265)

Spectra Energy Corp
Condensed Consolidating Balance Sheet
September 30, 2016
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$1	$463	$—	$464
Receivables—consolidated subsidiaries	19	—	—	(19)	—
Notes receivable—current—consolidated subsidiaries	—	—	388	(388)	—
Receivables—other	—	—	712	—	712
Other current assets	16	2	561	(5)	574
Total current assets	35	3	2,124	(412)	1,750
Investments in and loans to unconsolidated affiliates	—	—	2,742	—	2,742
Investments in consolidated subsidiaries	14,844	20,452	—	(35,296)	—
Advances receivable—consolidated subsidiaries	—	5,064	1,549	(6,613)	—
Notes receivable—consolidated subsidiaries	—	—	2,800	(2,800)	—
Goodwill	—	—	4,203	—	4,203
Other assets	38	31	332	—	401
Net property, plant and equipment	—	—	25,337	—	25,337
Regulatory assets and deferred debits	4	12	1,488	—	1,504
Total Assets	$14,921	$25,562	$40,575	$(45,121)	$35,937

Accounts payable	$2	$3	$731	$—	$736
Accounts payable—consolidated subsidiaries	—	19	—	(19)	—
Commercial paper	—	460	1,177	—	1,637
Short-term borrowings—consolidated subsidiaries	—	388	—	(388)	—
Taxes accrued	—	4	74	(5)	73
Current maturities of long-term debt	—	—	467	—	467
Other current liabilities	78	45	651	—	774
Total current liabilities	80	919	3,100	(412)	3,687
Long-term debt	—	2,903	10,191	—	13,094
Advances payable—consolidated subsidiaries	6,613	—	—	(6,613)	—
Notes payable—consolidated subsidiaries	—	2,800	—	(2,800)	—
Deferred credits and other liabilities	760	4,096	2,319	—	7,175
Preferred stock of subsidiaries	—	—	562	—	562
Equity
Controlling interests	7,468	14,844	20,452	(35,296)	7,468
Noncontrolling interests	—	—	3,951	—	3,951
Total equity	7,468	14,844	24,403	(35,296)	11,419
Total Liabilities and Equity	$14,921	$25,562	$40,575	$(45,121)	$35,937

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

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$578	$564	$1,159	$(1,489)	$812
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	599	—	599
Earnings from equity investments	—	—	(100)	—	(100)
Equity in earnings of consolidated subsidiaries	(564)	(925)	—	1,489	—
Distributions from equity investments	—	—	88	—	88
Other	(9)	194	15	—	200
Net cash provided by (used in) operating activities	5	(167)	1,761	—	1,599
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(2,407)	—	(2,407)
Investments in and loans to unconsolidated affiliates	—	—	(181)	—	(181)
Purchase of intangible, net	—	—	(80)	—	(80)
Disposition	—	—	204	—	204
Purchases of held-to-maturity securities	—	—	(479)	—	(479)
Proceeds from sales and maturities of held-to-maturity securities	—	—	475	—	475
Purchases of available-for-sale securities	—	—	(565)	—	(565)
Proceeds from sales and maturities of available-for-sale securities	—	—	559	—	559
Distributions from equity investments	—	—	45	—	45
Distribution to equity investment	—	—	(148)	—	(148)
Advances from (to) affiliates	(57)	196	—	(139)	—
Other changes in restricted funds	—	—	(19)	—	(19)
Other	—	—	1	—	1
Net cash provided by (used in) investing activities	(57)	196	(2,595)	(139)	(2,595)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	382	—	382
Payments for the redemption of long-term debt	—	—	(619)	—	(619)
Net increase (decrease) in commercial paper	—	(21)	523	—	502
Distributions to noncontrolling interests	—	—	(176)	—	(176)
Contributions from noncontrolling interests	—	—	437	—	437
Proceeds from the issuances of Spectra Energy common stock	878	—	—	—	878
Proceeds from the issuances of SEP common units	—	—	473	—	473
Proceeds from the issuance of Westcoast preferred stock	—	—	229	—	229
Dividends paid on common stock	(842)	—	—	—	(842)
Distributions and advances from (to) affiliates	14	(8)	(145)	139	—
Other	2	—	(22)	—	(20)
Net cash provided by (used in) financing activities	52	(29)	1,082	139	1,244
Effect of exchange rate changes on cash	—	—	3	—	3
Net increase in cash and cash equivalents	—	—	251	—	251
Cash and cash equivalents at beginning of period	—	1	212	—	213
Cash and cash equivalents at end of period	$—	$1	$463	$—	$464

Spectra Energy Corp
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2015
(Unaudited)
(In millions)

	Spectra Energy Corp	Spectra Capital	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$459	$445	$979	$(1,235)	$648
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	584	—	584
Loss from equity investments	—	—	117	—	117
Equity in earnings of consolidated subsidiaries	(445)	(790)	—	1,235	—
Distributions from equity investments	—	—	145	—	145
Other	44	109	176	—	329
Net cash provided by (used in) operating activities	58	(236)	2,001	—	1,823
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	—	—	(1,817)	—	(1,817)
Investments in and loans to unconsolidated affiliates	—	—	(91)	—	(91)
Purchases of held-to-maturity securities	—	—	(463)	—	(463)
Proceeds from sales and maturities of held-to-maturity securities	—	—	457	—	457
Proceeds from sales and maturities of available-for-sale securities	—	—	1	—	1
Distributions from equity investments	—	—	441	—	441
Advances from (to) affiliates	(82)	62	—	20	—
Other changes in restricted funds	—	—	(24)	—	(24)
Other	—	—	(7)	—	(7)
Net cash provided by (used in) investing activities	(82)	62	(1,503)	20	(1,503)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	—	1,332	—	1,332
Payments for the redemption of long-term debt	—	—	(153)	—	(153)
Net increase (decrease) in commercial paper	—	170	(1,154)	—	(984)
Distributions to noncontrolling interests	—	—	(140)	—	(140)
Contributions from noncontrolling interests	—	—	164	—	164
Proceeds from the issuances of SEP common units	—	—	351	—	351
Dividends paid on common stock	(747)	—	—	—	(747)
Distributions and advances from (to) affiliates	774	4	(758)	(20)	—
Other	(3)	—	(11)	—	(14)
Net cash provided by (used in) financing activities	24	174	(369)	(20)	(191)
Effect of exchange rate changes on cash	—	—	(6)	—	(6)
Net increase in cash and cash equivalents	—	—	123	—	123
Cash and cash equivalents at beginning of period	—	1	214	—	215
Cash and cash equivalents at end of period	$—	$1	$337	$—	$338

24. New Accounting Pronouncements
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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to provide guidance on specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU is effective for us on January 1, 2018. We are currently evaluating this ASU and its potential impact on us.
25. Subsequent Events
On October 17, 2016, SEP issued $800 million aggregate principal amount of senior unsecured notes, comprised of $600 million of 3.375% senior notes due 2026 and $200 million of 4.5% senior notes due 2045. The new 2045 notes are an additional issuance of SEP’s 4.5% senior notes issued in March 2015. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTION
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.
Executive Overview
For the three months ended September 30, 2016 and 2015, we reported net income from controlling interests of $195 million and $174 million, respectively. For the nine months ended September 30, 2016 and 2015, we reported net income from controlling interests of $578 million and $459 million, respectively.
The highlights for the three months and nine months ended September 30, 2016 include the following:

•
Spectra Energy Partners’ earnings for the three-month period benefited mainly from expansion projects, more than offset by pipeline inspection and repair costs related to the Texas Eastern Transmission, LP (Texas Eastern) incident near Delmont, Pennsylvania and the absence of equity earnings from DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills) NGL pipelines, which SEP owned until October 2015. For the nine-month period, earnings benefited mainly from expansion projects, more than offset by pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, Pennsylvania, lower interruptible and short-term firm transportation revenue, a one-time property tax accrual adjustment in 2015 and by the absence of equity earnings from Sand Hills and Southern Hills.

•
Distribution’s earnings for the three-month period benefited mainly from incremental earnings from the 2015 Dawn-Parkway expansion project and higher storage margins. For the nine-month period, earnings decreased mainly due to warmer weather and the effect of a lower Canadian dollar, partially offset by incremental earnings from the 2015 Dawn-Parkway expansion project and higher storage margins.

•
Western Canada Transmission & Processing’s earnings for the three-month period decreased mainly due to lower firm gathering and processing revenues. For the nine-month period, earnings decreased mainly due to the effect of a lower Canadian dollar and lower firm gathering and processing revenues, partially offset by lower plant turnaround costs.

•
Field Services’ earnings for the three-month period increased mainly due to higher gathering and processing margins, favorable contract realignment efforts and continued costs savings initiatives. For the nine-month period, earnings increased mainly due to the 2015 impairment of goodwill at DCP Midstream and an increase in gathering and processing margins, partially offset by lower commodity prices.

We are conducting an assessment of the Texas Eastern natural gas transmission system across Pennsylvania and New Jersey. The assessment is the result of a corrective action order from the Pipeline and Hazardous Materials Safety Administration (PHMSA), as well as our own work plan, related to an incident on the system on April 29, 2016 near Delmont, Pennsylvania. This assessment program and the related system repairs are expected to cost approximately $75 million to $100 million. Most of this program will be completed in 2016, with the remainder of the work to be performed in 2017. Additional inspections and repairs, if any, will be determined after the completion of this work. Importantly, as of November 1, 2016, we were in the position to fully meet our customer obligations.
In the first nine months of 2016, we had $2.6 billion of capital and investment expenditures. We currently project $4.5 billion of capital and investment expenditures for the full year, including expansion capital expenditures of $3.9 billion. These projections exclude contributions from noncontrolling interests.
We are committed to an investment-grade balance sheet and continued prudent financial management of our capital structure. Therefore, financing growth activities will continue to be based on our strong and growing fee-based earnings and cash flows as well as the issuances of debt and equity securities. As of September 30, 2016, our revolving credit facilities included Spectra Capital’s two facilities totaling $3 billion, SEP’s $2.5 billion facility, Westcoast’s 400 million Canadian dollar facility and Union Gas’ 700 million Canadian dollar facility. These facilities are used principally as back-stops for commercial paper programs.
On September 6, 2016, we announced that we entered into a definitive merger agreement with Enbridge under which Enbridge and Spectra Energy will combine in a stock-for-stock merger transaction, which values Spectra Energy’s stock at approximately $28 billion, based on the closing price of Enbridge’s common shares as of September 2, 2016. This transaction was unanimously approved by the boards of directors of both Spectra Energy and Enbridge and is expected to close in the first quarter of 2017, subject to shareholder and certain regulatory approvals and other customary conditions.
Upon completion of the proposed merger, Spectra Energy shareholders will receive 0.984 Enbridge common shares for each share of Spectra Energy stock they own. The consideration to be received by Spectra Energy shareholders is valued at $40.33 per Spectra Energy share, based on the closing price of Enbridge common shares as of September 2, 2016, representing an approximate 11.5% premium to the closing price of Spectra Energy stock as of September 2, 2016. Upon completion of the merger, Enbridge shareholders are expected to own approximately 57% of the combined company and Spectra Energy shareholders are expected to own approximately 43%.
RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Operating revenues	$1,075	$1,103	$3,618	$3,918
Operating expenses	754	714	2,432	2,582
Operating income	321	389	1,186	1,336
Other income and expenses	103	79	223	(44)
Interest expense	133	155	437	480
Earnings before income taxes	291	313	972	812
Income tax expense	10	70	160	164
Net income	281	243	812	648
Net income—noncontrolling interests	86	69	234	189
Net income—controlling interests	$195	$174	$578	$459
Three Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $28 million decrease was driven by:

•
lower firm gathering and processing revenues, the sale of Empress in August 2016 and non-cash mark-to-market commodity-related pricing adjustments associated with the risk management program at Empress at Western Canada Transmission & Processing, partially offset by

•	higher revenues from expansion projects at Spectra Energy Partners.

Operating Expenses. The $40 million increase was driven by:

•	pipeline inspection and repair costs, higher costs related to expansion and higher property tax accruals due to the absence of a 2015 tax benefit at Spectra Energy Partners, partially offset by

•	the sale of Empress at Western Canada Transmission & Processing.
Other Income and Expenses. The $24 million increase was mainly attributable to higher equity earnings from Field Services mainly due to higher gathering and processing margins as a result of asset growth and favorable contract realignment at DCP Midstream.
Interest Expense. The $22 million decrease was mainly due to the reversal of an interest accrual related to the release of tax reserves.
Income Tax Expense. The $60 million decrease was primarily attributable to the sale of Empress and the release of tax reserves.
The effective tax rate for income from continuing operations was 3% for the three months ended September 30, 2016 compared to 22% for the same period in 2015.
Net Income—Noncontrolling Interests. The $17 million increase was driven primarily by higher noncontrolling ownership interests at Spectra Energy Partners, partially offset by lower earnings at Spectra Energy Partners.
Nine Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $300 million decrease was driven by:

•
lower usage due to warmer weather and lower natural gas prices passed through to customers, partially offset by growth in the number of customers, incremental earnings from the 2015 Dawn-Parkway expansion project and higher storage margins at Distribution,

•	the effects of a lower Canadian dollar at Distribution and Western Canada Transmission & Processing and

•
a decrease from non-cash mark-to-market commodity-related pricing adjustments associated with the risk management program at Empress, lower firm gathering and processing revenues, lower NGL prices at Empress and the sale of Empress at Western Canada Transmission & Processing, partially offset by

•	higher revenues from expansion projects at Spectra Energy Partners.
Operating Expenses. The $150 million decrease was driven by:

•	lower volumes of natural gas sold due to warmer weather and lower natural gas prices passed through to customers at Distribution,

•	lower costs of sales at Empress, lower plant turnaround costs and the sale of Empress at Western Canada Transmission & Processing and

•	the effects of a lower Canadian dollar at Distribution and Western Canada Transmission & Processing, partially offset by

•	pipeline inspection and repair costs, higher costs related to expansion and property tax accruals due to the absence of a 2015 tax benefit at Spectra Energy Partners.
Other Income and Expenses. The $267 million increase was mainly attributable to higher equity earnings from Field Services mainly due to the 2015 impairment of goodwill at DCP Midstream.
Interest Expense. The $43 million decrease was mainly due to higher capitalized interest, the reversal of an interest accrual, related to the release of tax reserves, and a lower Canadian dollar, partially offset by higher average debt balances.
Income Tax Expense. The $4 million decrease was primarily attributable to the sale of Empress, tax rate changes and the release of tax reserves, mostly offset by the tax impact of the impairment of goodwill at DCP Midstream in 2015.
The effective tax rate for income from continuing operations was 16% for the nine months ended September 30, 2016 compared to 20% for the same period in 2015.

Net Income—Noncontrolling Interests. The $45 million increase was driven primarily by higher noncontrolling ownership interests at Spectra Energy Partners, partially offset by lower earnings at Spectra Energy Partners.
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
Segment EBITDA is summarized in the following table. Detailed discussions follow.
EBITDA by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Spectra Energy Partners	$464	$488	$1,408	$1,421
Distribution	77	70	351	360
Western Canada Transmission & Processing	93	117	313	382
Field Services	12	(3)	1	(253)
Total reportable segment EBITDA	646	672	2,073	1,910
Other	(30)	(12)	(85)	(39)
Total reportable segment and other EBITDA	$616	$660	$1,988	$1,871
Depreciation and amortization	193	188	582	574
Interest expense	133	155	437	480
Interest income and other (a)	1	(4)	3	(5)
Earnings before income taxes	$291	$313	$972	$812
___________

(a)	Includes foreign currency transaction gains and losses related to segment EBITDA.
The amounts discussed below include intercompany transactions that are eliminated in the Condensed Consolidated Financial Statements.
Spectra Energy Partners

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$628	$612	$16	$1,870	$1,821	$49
Operating expenses
Operating, maintenance and other	251	207	44	672	606	66
Other income and expenses	87	83	4	210	206	4
EBITDA	$464	$488	$(24)	$1,408	$1,421	$(13)
Express pipeline revenue receipts, MBbl/d (a)	235	234	1	234	239	(5)
Platte PADD II deliveries, MBbl/d	131	167	(36)	131	169	(38)
___________

(a)	Thousand barrels per day.

Three Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $16 million increase was driven by:

•	a $25 million increase due to expansion primarily on Texas Eastern and

•	a $3 million increase in storage revenues due to new contracts at higher rates, partially offset by

•	a $5 million decrease in processing revenues primarily due to lower volumes, net of higher prices,

•	a $4 million decrease in crude oil transportation revenues, as a result of lower Platte pipeline volumes, net of increased tariff rates mainly on the Express pipeline and

•	a $2 million decrease in recoveries of electric power and other costs passed through to gas transmission customers.
Operating, Maintenance and Other. The $44 million increase was driven by:

•	a $38 million increase due to pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, Pennsylvania,

•	an $8 million increase in costs related to expansion and

•	a $5 million increase in property taxes due to the absence of a 2015 tax benefit, partially offset by

•	a $5 million decrease in maintenance costs on the Express and Platte pipelines and

•	a $2 million decrease in electric power and other costs passed through to gas transmission customers.
Other Income and Expenses. The $4 million increase was primarily due to higher allowance for funds used during construction (AFUDC) from higher capital spending on expansion projects, partially offset by the absence of equity earnings from Sand Hills and Southern Hills owned until October 2015.
Nine Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $49 million increase was driven by:

•	an $82 million increase due to expansion, primarily on Texas Eastern and

•	a $5 million increase in storage revenues due to new contracts at higher rates, partially offset by

•
an $11 million decrease in natural gas transportation revenues mainly from interruptible transportation on Texas Eastern and Maritimes and Northeast, L.L.C. and short-term firm transportation on Algonquin Gas Transmission, LLC,

•	an $11 million decrease in recoveries of electric power and other costs passed through to gas transmission customers,

•	a $9 million decrease in processing revenues primarily due to lower volumes and prices and

•
an $8 million decrease in crude oil transportation revenues, as a result of lower volumes on the Platte and Express pipelines, substantially offset by increased tariff rates mainly on the Express pipeline.

Operating, Maintenance and Other. The $66 million increase was driven by:

•	a $44 million increase due to pipeline inspection and repair costs related to the Texas Eastern incident near Delmont, Pennsylvania,

•	a $39 million increase in costs related to expansion,

•	a $10 million increase in property taxes due to the absence of a 2015 tax benefit and

•	a $4 million increase in operating costs, partially offset by

•	an $11 million decrease in power costs due to lower usage in 2016 and a decrease in maintenance costs on the Express and Platte pipelines,

•	an $11 million decrease in electric power and other costs passed through to gas transmission customers and

•	a $9 million decrease due to a prior year non-cash impairment charge on Ozark Gas Gathering.
Other Income and Expenses. The $4 million increase was driven by primarily due to higher AFUDC from higher capital spending on expansion projects, partially offset by the absence of equity earnings from Sand Hills and Southern Hills owned until October 2015.
Distribution

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$209	$209	$—	$958	$1,161	$(203)
Operating expenses
Natural gas purchased	46	53	(7)	352	539	(187)
Operating, maintenance and other	86	86	—	257	262	(5)
Other income and expenses	—	—	—	2	—	2
EBITDA	$77	$70	$7	$351	$360	$(9)
Number of customers, thousands				1,450	1,429	21
Heating degree days, Fahrenheit	196	245	(49)	4,543	5,370	(827)
Pipeline throughput, TBtu (a)	162	134	28	547	594	(47)
Canadian dollar exchange rate, average	1.30	1.31	(0.01)	1.32	1.26	0.06
___________

(a)	Trillion British thermal units.
Three Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Revenues. Relatively flat year over year due to:

•	a $6 million decrease from higher utility earnings to be shared with customers in accordance with the incentive regulation framework in 2016,

•
a $5 million decrease from lower natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month New York Mercantile Exchange (NYMEX) forecast and

•	a $3 million decrease in residential customer usage of natural gas primarily due to warmer weather in 2016, offset by

•	a $5 million increase from the 2015 Dawn-Parkway expansion project,

•	a $5 million increase in rates primarily due to increased DSM program charges and

•	a $3 million increase in storage margins primarily due to higher storage pricing.
Natural Gas Purchased. The $7 million decrease was driven by:

•	a $5 million decrease from lower natural gas prices passed through to customers and

•	a $4 million decrease due to lower volumes of natural gas sold to residential customers primarily due to warmer weather, partially offset by

•	a $1 million increase from growth in the number of customers and

•	a $1 million increase in industrial market usage.
Nine Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $203 million decrease was driven by:

•	a $101 million decrease in residential customer usage of natural gas primarily due to warmer weather in 2016,

•	an $83 million decrease from lower natural gas prices passed through to customers. Prices charged to customers are adjusted quarterly based on the 12 month NYMEX forecast,

•	a $67 million decrease resulting from a lower Canadian dollar and

•	a $7 million decrease in industrial market usage, partially offset by

•	a $24 million increase from growth in the number of customers,

•	a $16 million increase from the 2015 Dawn-Parkway expansion project,

•	an $11 million increase in rates primarily due to increased DSM program charges,

•	an $8 million increase in storage margins primarily due to higher storage pricing and

•	a $5 million increase from lower utility earnings to be shared with customers in accordance with the incentive regulation framework.
Natural Gas Purchased. The $187 million decrease was driven by:

•	an $84 million decrease from lower natural gas prices passed through to customers,

•	an $84 million decrease due to lower volumes of natural gas sold to residential customers primarily due to warmer weather,

•	a $29 million decrease resulting from a lower Canadian dollar and

•	an $8 million decrease in industrial market usage, partially offset by

•	a $19 million increase from growth in the number of customers.
Operating, Maintenance and Other. The $5 million decrease was driven by:

•	a $13 million decrease resulting from a lower Canadian dollar, partially offset by

•	a $5 million increase in operating and maintenance expenses primarily due to higher employee related costs and increased DSM program charges.
Western Canada Transmission & Processing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions, except where noted)
Operating revenues	$236	$288	$(52)	$799	$962	$(163)
Operating expenses
Natural gas and petroleum products purchased	5	32	(27)	68	124	(56)
Operating, maintenance and other	141	141	—	426	462	(36)
Other income and expenses	3	2	1	8	6	2
EBITDA	$93	$117	$(24)	$313	$382	$(69)
Pipeline throughput, TBtu	214	213	1	680	689	(9)
Volumes processed, TBtu	145	157	(12)	484	493	(9)
Canadian dollar exchange rate, average	1.30	1.31	(0.01)	1.32	1.26	0.06
Three Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $52 million decrease was driven by:

•	a $24 million decrease in firm gathering and processing revenues partially due to a flood at Grizzly Valley,

•	a $21 million decrease due to the sale of Empress and

•	a $12 million decrease arising from changes in non-cash mark-to-market commodity-related pricing adjustments associated with the risk management program at Empress.

Natural Gas and Petroleum Products Purchased. The $27 million decrease was driven primarily by the sale of Empress.
Nine Months Ended September 30, 2016 Compared to Same Period in 2015
Operating Revenues. The $163 million decrease was driven by:

•	a $46 million decrease resulting from a lower Canadian dollar,

•	a $41 million decrease in firm gathering and processing revenues,

•	a $37 million decrease arising from changes in non-cash mark-to-market commodity-related pricing adjustments associated with the risk management program at Empress,

•	a $23 million decrease due to lower NGL prices associated with Empress and

•	a $21 million decrease due to the sale of Empress.
Natural Gas and Petroleum Products Purchased. The $56 million decrease was driven by:

•	a $24 million decrease primarily as a result of lower costs of NGL sales at Empress,

•	a $23 million decrease due to the sale of Empress and

•	a $6 million decrease resulting from a lower Canadian dollar.
Operating, Maintenance and Other. The $36 million decrease was driven by:

•	a $20 million decrease in plant turnaround costs and

•	a $21 million decrease resulting from a lower Canadian dollar.
Field Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions, except where noted)
Earnings (loss) from equity investments	$12	$(3)	$15	$1	$(253)	$254
EBITDA	$12	$(3)	$15	$1	$(253)	$254
Natural gas gathered and processed/transported, TBtu/d (a,b)	6.4	7.3	(0.9)	6.7	7.1	(0.4)
NGL production, MBbl/d (a)	403	421	(18)	400	410	(10)
Average natural gas price per MMBtu (c,d)	$2.81	$2.77	$0.04	$2.29	$2.80	$(0.51)
Average NGL price per gallon (e)	$0.45	$0.42	$0.03	$0.43	$0.46	$(0.03)
Average crude oil price per barrel (f)	$44.94	$46.43	$(1.49)	$41.34	$51.00	$(9.66)
___________

(a)	Reflects 100% of volumes.

(b)	Trillion British thermal units per day.

(c)	Average price based on NYMEX Henry Hub.

(d)	Million British thermal units.

(e)	Does not reflect results of commodity hedges.

(f)	Average price based on NYMEX calendar month.

Three Months Ended September 30, 2016 Compared to Same Period in 2015
EBITDA increased $15 million mainly as a result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $24 million increase in gathering and processing margins primarily as a result of asset growth and favorable contract realignment,

•	a $14 million increase primarily attributable to lower operating expenses as a result of cost savings initiatives,

•	a $4 million increase primarily due to favorable results from NGL pipelines and

•	a $4 million increase from commodity-sensitive processing arrangements primarily due to increased NGL prices, partially offset by

•	a $19 million decrease resulting from increased net income attributable to noncontrolling interests primarily as a result of asset growth and prior year asset impairments and

•	a $17 million decrease primarily as a result of the expiration of hedges in the first quarter of 2016.
Nine Months Ended September 30, 2016 Compared to Same Period in 2015
EBITDA increased $254 million mainly as a result of the following variances, each representing our 50% ownership portion of the earnings drivers at DCP Midstream:

•	a $213 million increase primarily as a result of the 2015 impairment of goodwill at DCP Midstream,

•	a $73 million increase in gathering and processing margins primarily as a result of asset growth and favorable contract realignment,

•	a $45 million increase primarily as a result of a producer settlement,

•	a $27 million increase due to favorable results from NGL pipelines, partially offset by unfavorable results from wholesale propane and

•	a $20 million increase primarily attributable to lower operating expenses as a result of cost savings initiatives, partially offset by

•	a $45 million decrease from commodity-sensitive processing arrangements, due to decreased NGL, crude oil and natural gas prices,

•	a $41 million decrease resulting from increased net income attributable to noncontrolling interests primarily as a result of asset growth and prior year asset impairments and

•	a $27 million decrease primarily as a result of the expiration of hedges in the first quarter of 2016.
Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
	(in millions)
Operating revenues	$18	$19	$(1)	$54	$54	$—
Operating expenses
Operating, maintenance and other	48	32	16	138	94	44
Other income and expenses	—	1	(1)	(1)	1	(2)
EBITDA	$(30)	$(12)	$(18)	$(85)	$(39)	$(46)
Three Months Ended September 30, 2016 Compared to Same Period in 2015
EBITDA. The $18 million decrease was driven by:

•	$16 million higher costs primarily related to the merger with Enbridge announced September 6, 2016 and

•	$12 million due to higher employee benefit costs.
Nine Months Ended September 30, 2016 Compared to Same Period in 2015
EBITDA. The $46 million decrease was driven by:

•	$25 million due to higher employee benefit costs,

•	$16 million higher costs primarily related to the merger with Enbridge announced September 6, 2016 and

•	$10 million due to a captive insurance general liability reserve related to the Texas Eastern incident near Delmont, Pennsylvania.
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
We performed either a quantitative assessment or a qualitative assessment for all of our reporting units to determine whether it is more likely than not that the respective fair values of these reporting units are less than their carrying amounts, including goodwill, as of April 1, 2016 (our annual testing date). Based on the results of our annual goodwill impairment testing, no indicators of impairment were noted and the fair values of the reporting units that we assessed at April 1, 2016 were substantially in excess of their respective carrying values.
No triggering events have occurred with our reporting units since the April 1, 2016 test that would warrant re-testing for goodwill impairment.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2016, we had negative working capital of $1,937 million. This balance includes commercial paper liabilities totaling $1,637 million and current maturities of long-term debt of $467 million. We will rely upon cash flows from operations and various financing transactions, which may include debt and/or equity issuances, to fund our liquidity and capital requirements for the next 12 months. SEP is expected to be self-funding through its cash flows from operations, use of its revolving credit facility and its access to capital markets. We receive cash distributions from SEP in accordance with the partnership agreement, which considers our level of ownership and incentive distribution rights.
On September 29, 2016, we entered into a new one-year, $2 billion credit facility at Spectra Capital, which expires in 2017. With this new credit facility, as of September 30, 2016, we have access to five revolving credit facilities, including Spectra Capital’s two facilities totaling $3.0 billion, SEP’s $2.5 billion facility, Westcoast’s 400 million Canadian dollar facility and Union Gas’ 700 million Canadian dollar facility, with available capacity of $1.3 billion under SEP’s credit facility and $3.4 billion under our other subsidiaries’ credit facilities. These facilities are used principally as back-stops for commercial paper programs. At Spectra Capital, SEP and Westcoast, we primarily use commercial paper for temporary funding of capital expenditures. At Union Gas, we primarily use commercial paper for temporary funding of capital expenditures and to support short-term working capital fluctuations. We also utilize commercial paper, other variable-rate debt and interest rate swaps to achieve our desired mix of fixed and variable-rate debt. See Note 14 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and Financing Cash Flows and Liquidity for a discussion of effective shelf registrations.

Cash Flow Analysis
The following table summarizes the changes in cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):	(in millions)
Operating activities	$1,599	$1,823
Investing activities	(2,595)	(1,503)
Financing activities	1,244	(191)
Effect of exchange rate changes on cash	3	(6)
Net increase in cash and cash equivalents	251	123
Cash and cash equivalents at beginning of period	213	215
Cash and cash equivalents at end of period	$464	$338
Operating Cash Flows
Net cash provided by operating activities decreased $224 million to $1,599 million in the nine months ended September 30, 2016 compared to the same period in 2015, driven mostly by changes in working capital.
Investing Cash Flows
Net cash used in investing activities increased $1,092 million to $2,595 million in the nine months ended September 30, 2016 compared to the same period in 2015. This change was driven mostly by:
•a $680 million net increase in capital and investment expenditures,
•a $396 million distribution received from Gulfstream with proceeds from a Gulfstream debt offering in 2015 and
•a $148 million contribution to Gulfstream used to retire debt in 2016, partially offset by
•$204 million in proceeds related to the sale of Empress in 2016.

	Nine Months Ended September 30,
	2016	2015
Capital and Investment Expenditures	(in millions)
Spectra Energy Partners	$1,727	$1,252
Distribution	577	374
Western Canada Transmission & Processing	246	241
Total reportable segments	2,550	1,867
Other	38	41
Total consolidated	$2,588	$1,908
Capital and investment expenditures for the nine months ended September 30, 2016 consisted of $2,171 million for expansion projects and $417 million for maintenance.
We project 2016 capital and investment expenditures of approximately $4.5 billion, consisting of approximately $2.5 billion for SEP, $0.9 billion for Distribution, $0.6 billion for Western Canada Transmission & Processing and $0.5 for Other. Total projected 2016 capital and investment expenditures include approximately $3.9 billion of expansion capital expenditures and $0.6 billion for maintenance and upgrades of existing plants, pipelines and infrastructure to serve growth. These projections exclude contributions from noncontrolling interests.

Financing Cash Flows and Liquidity
Net cash provided by financing activities totaled $1,244 million for the nine months ended September 30, 2016 compared to $191 million used in the same period in 2015. This change was mainly driven mostly by:
•$878 million in proceeds from the issuance of Spectra Energy's common stock in 2016 and
•$229 million in proceeds from the issuance of Westcoast's preferred stock in 2016.
Spectra Energy Common Stock Issuances. On March 1, 2016, we entered into an equity distribution agreement under which we may sell and issue common stock up to an aggregate offering price of $500 million. The equity distribution agreement allows us to offer and sell common stock at prices deemed appropriate through sales agents. Sales of common stock under the equity distribution agreement will be made by means of ordinary brokers’ transactions through the facilities of the NYSE, in block transactions, or as otherwise agreed upon by one or more of the sales agents and us. We intend to use the net proceeds from sales under this at-the-market program for general corporate purposes, including investments in subsidiaries to fund capital expenditures. We issued approximately 12.9 million of common shares to the public under this program, for total net proceeds of $383 million through September 30, 2016.
In April 2016, we issued 16.1 million common shares to the public for net proceeds of approximately $479 million. Net proceeds from the offering were used to purchase approximately 10.4 million common units in SEP. SEP used the proceeds from our unit purchase for general corporate purposes, including the funding of its current expansion capital plan.
SEP Common Unit Issuances. During the nine months ended September 30, 2016, SEP issued 10.4 million common units to the public under its at-the-market program and approximately 212,000 general partner units to Spectra Energy. Total net proceeds to SEP were $483 million (net proceeds to Spectra Energy were $473 million). In April 2016, SEP issued 10.4 million common units and 0.2 million general partner units to Spectra Energy in a private placement transaction. In connection with the issuances of the units, a $40 million gain ($25 million net of tax) to Additional Paid-in Capital and a $432 million increase in Equity—Noncontrolling Interests were recorded during the nine months ended September 30, 2016. The issuances decreased Spectra Energy’s ownership in SEP from 78% to 76% at September 30, 2016. In 2016, SEP has issued 10.9 million common units to the public and approximately 222,000 general partner units to Spectra Energy, for total net proceeds to SEP of $503 million (net proceeds to Spectra Energy were $493 million) through its at-the-market program.
Westcoast Preferred Stock Issuance. On August 30, 2016, Westcoast issued 12 million Cumulative 5-Year Minimum Rate Reset Redeemable First Preferred Shares, Series 12 for an aggregate principle amount of 300 million Canadian dollars (approximately $229 million as of the issuance date). Net proceeds from the issuance were used to fund capital expenditures and for general corporate purposes.
Available Credit Facilities and Restrictive Debt Covenants. See Note 14 of Notes to Condensed Consolidated Financial Statements for a discussion of available credit facilities and related financial and other covenants.
On September 29, 2016, we entered into a new one-year, $2 billion credit facility at Spectra Capital, which expires in 2017. Proceeds from borrowings under the credit facility will be used for general corporate purposes. Amounts borrowed under the credit facility must be repaid following any change in control, including any that results from the proposed merger with Enbridge.
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
The terms of our Spectra Capital credit agreements and term loans require our consolidated debt-to-total-capitalization ratio, as defined in the agreements, to be 65% or lower. Per the terms of the agreements, collateralized debt is excluded from the calculation of the ratio. This ratio was 55.8% at September 30, 2016. Our equity and, as a result, this ratio, is sensitive to significant movements of the Canadian dollar relative to the U.S. dollar due to the significance of our Canadian operations. Based on the strength of our total capitalization as of September 30, 2016, however, it is not likely that a material adverse effect would occur as a result of a lower Canadian dollar.
Dividends. Our near-term objective is to increase our cash dividend by $0.14 per share, per year, through 2018. We expect to continue our policy of paying regular cash dividends. The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and will depend upon many factors, including the financial condition, earnings and capital requirements of our operating subsidiaries, covenants associated with certain debt obligations, legal requirements, regulatory constraints and other factors deemed relevant by our Board of Directors. We declared a quarterly cash dividend of $0.405 per common share on October 19, 2016 payable on December 6, 2016 to shareholders of record at the close of business on November 11, 2016.
Debt Issuances. On October 17, 2016, SEP issued $800 million aggregate principal amount of senior unsecured notes, comprised of $600 million of 3.375% senior notes due 2026 and $200 million of 4.5% senior notes due 2045. The new 2045 notes are an additional issuance of SEP’s 4.5% senior notes issued in March 2015. Net proceeds from the offering were used to repay a portion of outstanding commercial paper, to fund capital expenditures and for general corporate purposes.
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
Other Financing Matters. Spectra Energy Corp, Spectra Capital and SEP have effective shelf registration statements on file with the SEC to register the issuance of unlimited amounts of various equity and debt securities. SEP also has $466 million available as of September 30, 2016 for the issuance of limited partner common units under another effective shelf registration statement on file with the SEC related to its at-the-market program. Westcoast and Union Gas have an aggregate 1.2 billion Canadian dollars (approximately $914 million) available as of September 30, 2016 for the issuance of debt securities in the Canadian market under their medium term note shelf prospectuses.
On March 18, 2016, Westcoast filed a new 1 billion Canadian dollar short form base shelf prospectus, which provides for the issuance of first preferred shares. As of the date of this filing, Westcoast has 700 million Canadian dollars (approximately $533 million) available for the issuance of preferred shares under this prospectus, which expires on April 18, 2018.
OTHER ISSUES
New Accounting Pronouncements. See Note 24 of Notes to Condensed Consolidated Financial Statements for discussion.

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
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, and based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2016 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
Except for the matters described below, we have no material pending legal proceedings that are required to be disclosed hereunder. For information regarding other legal proceedings, including regulatory and environmental matters, see Notes 4 and 18 of Notes to Condensed Consolidated Financial Statements, which information is incorporated by reference into this Part II.
We and our board of directors are named as defendants in six putative class action lawsuits filed by purported stockholders of Spectra Energy that challenge the proposed merger with Enbridge. The lawsuits include Paul Parshall v. Spectra Energy Corp, et al., 12809-CB, filed in the Court of Chancery for the State of Delaware, and Mary Lincoln v. Spectra Energy Corp, et al., 16-cv-03019, Joseph Koller v. Spectra Energy Corp, et al., 16-cv-03059, Joseph Costner v. Spectra Energy Corp et al., 16-cv-03065, John L. Williams v. Spectra Energy Corp et al., 16-cv-03069, and Joseph McMillan v. Spectra Energy Corp et al., 16-cv-03130,  all filed in the United States District Court for the Southern District of Texas. The complaints allege, among other things, that Spectra Energy and its board of directors breached their fiduciary duties (in the Delaware lawsuit) and violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder (in the Southern District of Texas lawsuits), as applicable, by issuing or causing to be issued an allegedly materially misleading and incomplete preliminary proxy statement in connection with the proposed merger.  Enbridge and its subsidiary are also named as defendants in the Delaware lawsuit, and the Delaware complaint alleges, among other things, that Enbridge and its subsidiary aided and abetted Spectra Energy’s board of directors’ alleged breach of fiduciary duties. Plaintiffs seek as relief, among other things, an injunction against the merger, rescission of the merger to the extent it is already implemented, declaratory relief, costs and attorneys’ fees, and/or damages. We believe the actions are without merit and intend to vigorously defend against them.

Item 1A.	Risk Factors.
In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our financial condition or future results. There have been no material changes to those risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased*	Average Price Paid per Share
September 1, 2016—September 30, 2016	19,199	$42.76
Total	19,199	$42.76
_________
* Includes deemed repurchase of shares of common stock from company employees in connection with the company’s long-term incentive plan.

Item 6.	Exhibits.
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
(a) Exhibits

Exhibit Number

2.1
Agreement and Plan of Merger, dated as of September 5, 2016, among Spectra Energy Corp, Enbridge Inc. and Sand Merger Sub, Inc. (filed as Exhibit No. 2.1 to Form 8-K of Spectra Energy Corp on September 6, 2016).

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

SPECTRA ENERGY CORP

Date: November 3, 2016	/s/ Gregory L. Ebel
Gregory L. Ebel
President and Chief Executive Officer

Date: November 3, 2016	/s/ J. Patrick Reddy
J. Patrick Reddy
Chief Financial Officer